Form 10-Q
period 1995-03-31
HYDRON TECHNOLOGIES INC
filed 1995-05-11
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended:  March 31, 1995 or
/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the Period from __________ to __________

                        Commission File Number: 0-6333

                           HYDRON TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

           New York                                    13-1574215
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

941 Clint Moore Road
Boca Raton, Florida 33487                                (407) 994-6191
(Address of Principal Executive Offices)         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.   /X/ Yes  / / No.

Number of shares of common stock outstanding as of April 25, 1995:  22,626,816

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

 Condensed consolidated balance sheets -- March 31, 1995 and December 31, 1994

 Condensed consolidated statements of operations -- Three months ended March 31, 1995 and 1994

 Condensed consolidated statements of cash flows -- Three months ended March 31, 1995 and 1994

 Notes to condensed consolidated financial statements -- March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                March 31, 1995  Dec. 31, 1994
                                -----------------------------
                                  (Unaudited)      (Note)
ASSETS
Current assets:
 Cash and cash equivalents        $ 6,018,799    $ 5,723,664
 Trade accounts receivable            129,798      2,044,604
 Inventories                        4,160,184      3,260,010
 Prepaid expenses and other
  current assets                      128,492        100,670
                                -----------------------------
 Total current assets              10,437,264     11,128,948

Property and equipment, net           104,855        109,386

Investment in joint venture           200,000          -

Deferred product costs, less
 accumulated amortization of
 $3,466,583 and $3,389,667 at
 1995 and 1994, respectively        2,494,333      2,571,249
                                -----------------------------
                                  $13,236,452    $13,809,583
                                =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                 $   341,995    $   395,862
 Accrued liabilities                  203,330        400,262
                                -----------------------------
 Total current liabilities            545,325        796,124

Stockholders' equity:
 Common stock -- $.01 par value;
  30,000,000 shares authorized;
  22,624,316 and 22,616,816
  shares issued and outstanding
  at 1995 and 1994, respectively      226,243        226,168
 Additional paid-in capital        20,355,318     20,348,361
 Accumulated deficit               (7,890,434)    (7,561,070)
                                -----------------------------
  Total stockholders' equity       12,691,127     13,013,459
                                -----------------------------
                                  $13,236,452    $13,809,583
                                =============================

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


           See notes to condensed consolidated financial statements.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements Of Operations
                                  (Unaudited)

                  Three Months Ended March 31, 1995 and 1994

                                        1995           1994
                                  -----------------------------
Net sales                           $1,117,725      $ 430,288
Cost of sales                          347,078        100,804
                                  -----------------------------
Gross profit                           770,647        329,484
                                  -----------------------------
Expenses:
 Royalty expense                        55,864         21,448
 Research and development               70,211         64,876
 Selling, general & administrative     405,501        270,496
 Depreciation & amortization            84,037         84,480
                                  -----------------------------
                                       615,613        441,300
                                  -----------------------------
Operating income (loss)                155,034       (111,816)

Interest and investment income          81,161         33,516
                                  -----------------------------
Net income (loss)                   $  236,195      $ (78,300)
                                  =============================
Net income (loss) per
 common share                       $      .01      $    (.00)
                                  =============================
Weighted average number of
 common shares outstanding          23,210,433     21,400,204
                                  =============================

           See notes to condensed consolidated financial statements.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                  Three Months Ended March 31, 1995 and 1994

                                                   1995            1994
                                             ------------------------------
Operating activities:
Net cash provided by operating activities      $1,056,243     $   107,158
                                             ------------------------------
Investing activities:
 Purchase of U.S. Treasury Bills                               (3,948,098)
 Capital expenditures                              (2,590)        (27,879)
 Investment in joint venture                     (200,000)          -
                                             ------------------------------
 Net cash used in
   investing activities                          (202,590)     (3,975,977)
                                             ------------------------------
Financing activities:
 Proceeds from issuance
   of common stock, net                             7,032         322,813
 Cash dividends paid                             (565,559)          -
                                             ------------------------------
 Net cash (used in) provided by
   financing activities                          (558,527)        322,813
                                             ------------------------------
Net increase (decrease) in cash
 and cash equivalents                             295,126      (3,546,006)

Cash and cash equivalents at
 beginning of period                            5,723,664       3,686,824
                                             ------------------------------
Cash and cash equivalents at
 end of period                                 $6,018,790     $   140,818
                                             ==============================

           See notes to condensed consolidated financial statements.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                March 31, 1995

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

Note B -- Inventories

Inventories consist of the following:

                              March 31, 1995  December 31, 1994
                              ---------------------------------
Finished goods                  $1,031,926        $1,661,600
Work in progress                   187,751           234,125
Raw materials and components     2,940,507         1,364,285
                              ---------------------------------
                                $4,160,184        $3,260,010
                              =================================

Note C -- Investment in Joint Venture

On January 17, 1995, Hydron Technologies, Inc. ("HyTech") entered into an agreement with two other companies to form a joint venture known as Hydromercial Partners (the Joint Venture). Each company has a one-third interest in the profits and losses of the Joint Venture, which has an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants.

The purpose of the Joint Venture is to provide and sell HyTech's polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial) which the joint venture will produce. The initial capital of the Joint Venture, $600,000, was contributed in equal shares by the Joint Venture participants, and is being used to produce the Infomercial and conduct test marketing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Hydron Technologies, Inc. ("HyTech") is the owner of a broad range of consumer and oral health care products using Hydron(Registered) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses the polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetics products, creating a new moisturizing technology for the personal care/cosmetics and pharmaceutical industries. HyTech sells specialty personal care/cosmetics products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc. (the "QVC License Agreement"), which gives the electronic retailer the exclusive right to purchase licensed products from HyTech for sale in the Western Hemisphere, and a License Agreement with National Patent Development Corp., which provides that HyTech will generally pay royalties on its sales to National Patent and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics and oral health care products using Hydron polymers, as well as products that use Hydron polymer technology as a drug delivery system, which HyTech intends to market through third parties or its own efforts.

Results of Operations

Net sales for the three (3) months ended March 31, 1995 were $1,117,725, or 160% higher than net sales of $430,288 for the corresponding period of the fiscal year ended December 31, 1994 ("Fiscal 1994"). The increase is due primarily to the continued marketing on the QVC television shopping network of HyTech's products, which included four (4) items in HyTech's Best Defense by Hydron skin care line sold to QVC during the first quarter of Fiscal 1994, and had expanded to ten (10) items in the skin care line, including HyTech's first hair care product, sold to QVC in the first three months of Fiscal 1995. In addition, for approximately six (6) weeks after the commencement (January 1994) of a lawsuit by Ocular Sciences, Inc. against HyTech and National Patent Development Corporation regarding use of the Hydron trademark, no sales were made to QVC by HyTech, although QVC was accepting backorders for HyTech's products. It appears that QVC was assessing the nature of the claims made by the plaintiff in the lawsuit, pending its own investigation of the matter. The marketing program was fully reinstated in March 1994. The lawsuit was settled in August 1994 and both parties agreed to dismiss all claims against the other and agreed to continue to market their existing respective product lines under the Hydron name. No damages were paid by either party.

Substantially all of the sales during the relevant periods were to QVC. Management anticipates that sales to QVC will continue to grow as HyTech further extends its skin care line, adds other product lines, and broadens its marketing efforts to include other forms of electronic and conventional retailing.

Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will also increase.

During January 1995, wholly owned subsidiaries of HyTech and QVC along with another company, formed a joint venture to produce and distribute a 30-minute "infomercial" for HyTech's products, which is tentatively scheduled to be broadcast on various networks commencing late in the second quarter of the fiscal year ending December 31, 1995 (Fiscal 1995).

HyTech has agreed to supply the Informercial Joint Venture with product for sale through the Informercial at HyTech's cost. Management believes that the Infomercial, if successful, is a cost effective method of building brand awareness of HyTech's Hydron polymer-based skin care line despite selling product to the Infomercial Joint Venture at cost, because subsequent orders for product by customers who initially purchased directly from the Infomercial will be made through QVC, wherein HyTech will receive its customary gross profit margins. Management expects the Infomercial to significantly broaden HyTech's market for its consumer products.

HyTech's gross profit for the three (3) months ended March 31, 1995 decreased eight (8) percent to 69% from 77% for the corresponding period of Fiscal 1994, primarily due to fluctuations in the mix of products sold to QVC in those periods.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses increased eight (8) percent to $70,211 in the first quarter of Fiscal 1995, compared to $64,876 for the same period in Fiscal 1994. This increase reflects HyTech's continual development of new products.

Selling, general and administrative expenses for the three (3) months ended March 31, 1995 increased by 50% to $405,501 from $270,496 for the corresponding period of Fiscal 1994. This increase is attributable to an overall increase in salary requirements, expansion of full-time staff and other selling and administrative costs necessary to administer HyTech's growth.

Interest and investment income in the first quarter of Fiscal 1995 rose 142%, to $81,161 from $33,516 for the same period in Fiscal 1994. This increase is due primarily to the investment of additional cash from operations. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at March 31, 1995 compared to December 31, 1994. In the first three months of Fiscal 1995, cash and cash equivalents increased $295,126, primarily due to net cash provided by operations ($1,056,243), offset by an investment in Hydromercial Partners ($200,000) and the payment of the quarterly dividend ($565,559).

HyTech's cash flow from operations was a direct result of its marketing efforts with QVC. The QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty (30) days after HyTech's shipment of goods to QVC.

On January 27, 1995, HyTech's Board of Directors declared a quarterly cash dividend of two and one-half cents ($.025) per share. This dividend was paid on March 31, 1995 to shareholders of record on March 17, 1995.

HyTech's deferred product costs have accumulated primarily from the various agreements made with National Patent, and amounts capitalized as deferred product costs have been based on the consideration given by HyTech to National Patent in the form of common stock, which has been valued based on market prices on the dates of the various agreements with National Patent.

Management believes that the amount of deferred product costs, primarily incurred as a result of the various agreements with National Patent, will be realized by HyTech through direct sales of its products, sale of distribution rights and future royalties. Based upon HyTech's current sales activity, the progress being made in developing new Hydron polymer-based products and the market potential for these products, management believes that there has been no permanent impairment to the carrying value of the assets and that the costs should continue to be amortized over their respective useful lives, principally 20 years as they pertain to the National Patent agreements. Such evaluations of the carrying value and the period over which the amount is amortized are under continual review by HyTech.

Based on HyTech's present cash position, absence of any short or long term debt, third-party contractual approach to manufacturing and R&D, and present business strategy, management believes that HyTech has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty (30) day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements.

However, management recognizes that HyTech does not have the financial resources to sustain a major national advertising campaign to market its products. In view of the foregoing, management has obtained with QVC and Hydromercial Partners, and continues to seek internationally, marketing, licensing and distribution agreements with third parties which have greater financial resources and that can enhance HyTech's product introductions with appropriate national marketing support programs.

The effect of inflation has not been significant upon either the operations or financial condition of HyTech.

                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - 11 - Computation of Earnings Per Share


(b) Reports on Form 8-K - During the quarter covered by this report, HyTech filed the following current reports on Form 8-K: Date of report - January 21, 1995, reporting items 5 and 7; and date of report - January 26, 1995, reporting item 5.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HYDRON TECHNOLOGIES, INC.

                                      By: /s/ Thomas G. Burns
                                          Thomas G. Burns, Vice President-
                                          Finance and Chief Financial Officer

Dated:  April 28, 1995