Form 10-Q
period 1995-06-30
HYDRON TECHNOLOGIES INC
filed 1995-08-09
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended:  June 30, 1995 or
/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the Period from __________ to __________

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

Number of shares of common stock outstanding as of August 7, 1995:  22,637,316

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

 Condensed consolidated balance sheets -- June 30, 1995 and December 31, 1994

 Condensed consolidated statements of operations -- Three months ended June 30, 1995 and 1994; Six months ended June 30, 1995 and 1994

 Condensed consolidated statements of cash flows -- Six months ended June 30, 1995 and 1994

 Notes to condensed consolidated financial statements -- June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 4. Submission of Matters to Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                  June 30, 1995    Dec. 31, 1994
                                  ------------------------------
                                   (Unaudited)        (Note)
ASSETS
Current assets:
 Cash and cash equivalents         $ 4,704,085      $ 5,723,664
 Trade accounts receivable           2,029,762        2,044,604
 Inventories                         4,531,533        3,260,010
 Prepaid expenses and other
  current assets                       186,549          100,670
                                   ----------------------------
 Total current assets               11,451,929       11,128,948

Property and equipment, net            182,702          109,386

Investment in joint venture            200,000            -

Deferred product costs, less
 accumulated amortization of
 $3,543,534 and $3,389,667 at
 1995 and 1994, respectively         2,417,927        2,571,249
                                   ----------------------------
                                   $14,252,558      $13,809,583
                                   ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                  $   507,919      $   395,862
 Accrued liabilities                   436,521          400,262
                                   ----------------------------
 Total current liabilities             944,440          796,124

Stockholders' equity:
 Common stock -- $.01 par value;
  30,000,000 shares authorized;
  22,634,816 and 22,616,816
  shares issued and outstanding
  at 1995 and 1994, respectively       226,348          226,168
 Additional paid-in capital         20,369,556       20,348,361
 Accumulated deficit                (7,287,786)      (7,561,070)
                                   ----------------------------
  Total stockholders' equity        13,308,118       13,013,459
                                   ----------------------------
                                   $14,252,558      $13,809,583
                                   ============================

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

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements Of Operations
                                  (Unaudited)

           Three Months and Six Months Ended June 30, 1995 and 1994

                        Three months ended         Six months ended
                             June 30,                  June 30,
                         1995        1994          1995        1994
                         ----        ----          ----        ----
Net sales             $2,935,879  $2,869,003    $4,053,604  $3,299,291
Cost of sales          1,100,973     887,043     1,448,051     987,847
                      ----------  ----------    ----------  ----------
Gross profit           1,834,906   1,981,960     2,605,553   2,311,444
                      ----------  ----------    ----------  ----------
Expenses:
 Royalty expense         127,311     137,946       183,175     159,394
 Research and
   development            50,342      38,916       120,553     103,792
 Selling, general
   & administrative      499,409     400,039       904,910     670,535
 Depreciation &
   amortization           86,730      87,773       170,767     172,253
                      ----------  ----------    ----------  ----------
                         763,792     664,674     1,379,405   1,105,974
                      ----------  ----------    ----------  ----------
Operating income       1,071,114   1,317,286     1,226,148   1,205,470

Interest and
 investment
   income                 97,356      28,955       178,517      62,471
                      ----------  ----------    ----------  ----------
Net income            $1,168,470  $1,346,241    $1,404,665  $1,267,941
                      ==========  ==========    ==========  ==========
Net income per
 common share                .05         .06           .06         .06

Weighted average
 number of common
 shares outstanding   23,229,925  22,529,651    23,217,816  21,964,928

           See notes to condensed consolidated financial statements.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                    Six Months Ended June 30, 1995 and 1994

                                             1995           1994
                                         --------------------------
Operating activities:
 Net cash provided by (used in)
   operating activities                  $   381,188    $  (107,588)
                                         --------------------------
Investing activities:
 Purchase of U.S. Treasury Bills                -        (3,449,019)
 Capital expenditures                        (90,216)       (44,611)
 Investment in joint venture                (200,000)          -
 Increase in deferred product costs             (545)       (12,504)
                                         --------------------------
 Net cash used in
   investing activities                     (290,761)    (3,506,134)
                                         --------------------------
Financing activities:
 Proceeds from issuance
   of common stock, net                       21,375      1,149,632
 Cash dividends paid                      (1,131,381)          -
                                         --------------------------
 Net cash (used in) provided by
   financing activities                   (1,110,006)     1,149,632
                                         --------------------------
Net decrease in cash
 and cash equivalents                     (1,019,579)    (2,464,090)

Cash and cash equivalents at
 beginning of period                       5,723,664      3,686,824
                                         --------------------------
Cash and cash equivalents at
 end of period                           $ 4,704,085    $ 1,222,734
                                         ==========================

           See notes to condensed consolidated financial statements.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1995

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

Note B -- Inventories

Inventories consist of the following:

                                 June 30, 1995    December 31, 1994
                                 ----------------------------------
Finished goods                     $3,392,813         $1,661,600
Work in progress                      108,836            234,125
Raw materials and components        1,029,884          1,364,285
                                   -----------------------------
                                   $4,531,533         $3,260,010
                                   =============================

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

The purpose of the Joint Venture is to provide and sell HyTech's polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial) which the joint venture has produced. The initial capital of the Joint Venture, $600,000, was contributed in equal shares by the Joint Venture participants, and is being used to produce the Infomercial and conduct test marketing.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1995

Note D - Income Taxes

There are no tax provisions for the three (3) month and six (6) month periods ended June 30, 1995 and 1994 due to the utilization of net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("HyTech") is the owner of a broad range of consumer and oral health care products using Hydron(R) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses the polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetics products, creating a new moisturizing technology for the personal care/cosmetics and pharmaceutical industries. HyTech sells specialty personal care/cosmetics products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc. (the "QVC License Agreement"), which gives the electronic retailer the exclusive right to purchase licensed products from HyTech for sale in the Western Hemisphere, and a License Agreement with National Patent Development Corp., which provides that HyTech will generally pay royalties to National Patent on its sales and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics and oral health care products using Hydron polymers, as well as products that use Hydron polymer technology as a drug delivery system, which HyTech intends to market through third parties or its own efforts.

Results of Operations

Net sales for the three (3) months ended June 30, 1995 were $2,935,879, or 2% higher than net sales of $2,869,003 for the corresponding period of the fiscal year ended December 31, 1994 ("Fiscal 1994"). Net sales for the six (6) months ended June 30, 1995 were $4,053,604, or 23% higher than net sales of $3,299,291 for the corresponding period of Fiscal 1994. These increases are due primarily to the continued marketing on the QVC television shopping network of HyTech's products. In addition, for approximately six (6) weeks after the commencement (January 1994) of a lawsuit by Ocular Sciences, Inc. against HyTech and National Patent Development Corporation regarding use of the Hydron trademark, no sales were made to QVC by HyTech, although QVC was accepting backorders for HyTech's products. It appears that QVC was assessing the nature of the claims made by the plaintiff in the lawsuit, pending its own investigation of the matter. The marketing program was fully reinstated in March 1994. The lawsuit was settled in August 1994 and both parties agreed to dismiss all claims against the other and agreed to continue to market their existing respective product lines under the Hydron name. No damages were paid by either party.

Substantially all of the sales during the relevant periods were to QVC. Management anticipates that sales to QVC will continue to grow as HyTech further extends its skin care line, adds other product lines, and broadens its marketing efforts to include other forms of electronic and conventional retailing.

Absent the consummation of marketing or distribution agreements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will also increase.

During January 1995, wholly owned subsidiaries of HyTech and QVC along with another company, formed a joint venture to produce and distribute a 30-minute Infomercial for HyTech's products, which is tentatively scheduled to be broadcast on various networks commencing in the middle of the third quarter of the fiscal year ending December 31, 1995 (Fiscal 1995).

HyTech has agreed to supply the Infomercial Joint Venture with product for sale through the Infomercial at HyTech's cost. Management believes that the Infomercial, if successful, is a cost effective method of building brand awareness of HyTech's Hydron polymer-based skin care line despite selling product to the Infomercial Joint Venture at cost, because subsequent orders for product by customers who initially purchased directly from the Infomercial will be made through QVC, wherein HyTech will receive its customary gross profit margins. Management expects the Infomercial to significantly broaden HyTech's market for its consumer products.

HyTech's gross profit for the three (3) months ended June 30, 1995 decreased six
(6) percent to 63% from 69% for the corresponding period of Fiscal 1994. The gross profit for the six (6) months ended June 30, 1995 decreased six (6) percent to 64% from 70%. These decreases were due primarily to fluctuations in the mix of products sold to QVC in those periods.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses increased 29% percent to $50,342 in the second quarter of Fiscal 1995, compared to $38,916 for the same period in Fiscal 1994. Such expenses for the six (6) months ended June 30, 1995 increased 16% to $120,553, compared to $103,792 for the corresponding period of Fiscal 1994. These increases reflect HyTech's continual development of new products.

Selling, general and administrative expenses for the three (3) months ended June 30, 1995 increased by 25% to $499,409 from $400,039 for the corresponding period of Fiscal 1994. Such expenses for the six (6) months ended June 30, 1995 increased 35% to $904,910, compared to $670,535 for the corresponding period of

Fiscal 1994. These increases are attributable to an overall increase in salary requirements, expansion of full-time staff and other selling and administrative costs necessary to administer HyTech's growth.

Interest and investment income in the first quarter of Fiscal 1995 rose 236%, to $97,356 from $28,955 for the same period in Fiscal 1994. Such income for the six
(6) months ended June 30, 1995 increased 186% to $178,517, compared to $62,471 for the corresponding period of Fiscal 1994. These increases are due primarily to the investment of additional cash from operations. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

Net income for the three (3) months ended June 30, 1995 decreased 13%, to $1,168,470 from $1,346,241 for the same period in Fiscal 1994. Net income for the six (6) months ended June 30, 1995 increased 11% to $1,404,665, compared to $1,267,941 for the corresponding period of Fiscal 1994. Such changes are due primarily to the factors discussed above.

Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at June 30, 1995 compared to December 31, 1994. In the first six months of Fiscal 1995, working capital remained at approximately $10 million, primarily due to net income of $1,404,665 for the period, offset by a $200,000 investment in Hydromercial Partners and the payment of quarterly dividends totaling $1,131,381.

HyTech's cash flow from operations of $381,188 was a direct result of its marketing efforts with QVC. The QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty days after QVC's receipt of such goods.

On January 27, 1995, HyTech's Board of Directors declared a regular quarterly cash dividend of two and one-half cents ($.025) per share. Dividends were paid on March 31, 1995 and June 30, 1995 to shareholders of record on March 17, 1995 and June 19, 1995, respectively.

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

                          Part II - Other Information

Item 4. Submission of Matters to Vote of Security Holders

         (a) The Annual Meeting of Shareholders (the "Meeting") of HyTech was held on June 9, 1995 at 10:00 a.m., local time, at the Boca Raton Marriott Crocker Center, 5150 Town Center Circle, Boca Raton, Florida 33486.

         (b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of shareholders and until their successors are elected and qualify: Harvey Tauman, Richard Tauman, Chaudhury M. Prasad, Frank Fiur, Samuel
M. Leb, M.D., Nestor Cardero, C.P.A., Joseph A. Caccamo, Richard Banakus and Hugues Lamotte.

         A vote was taken and the results thereof were as follows:

         (i) 19,286,491 votes for Harvey Tauman and 73,497 votes withheld;

         (ii) 19,286,203 votes for Richard Tauman and 71,362 votes withheld;

         (iii) 19,286,359 votes for Chaudhury M. Prasad and 71,286 votes withheld;

         (iv) 19,284,407 votes for Frank Fiur and 73,158 votes withheld;

         (v) 19,284,107 votes for Samuel M. Leb, M.D. and 71,114 votes withheld;


         (vi) 19,286,451 votes for Nestor Cardero, C.P.A. and 71,074 votes withheld;

         (vii) 19,286,491 votes for Joseph A. Caccamo and 70,941 votes withheld;

         (viii) 19,286,651 votes for Richard Banakus and 71,074 votes withheld; and

         (ix) 19,284,651 votes for Hugues Lamotte and 72,914 votes withheld.

         A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

         (c) The final item of business was the proposal to ratify the appointment of Ernst & Young L.L.P., the independent certified public accountants of the Corporation, for the current fiscal year. The results of the voting were as follows:

         19,294,825 votes for the resolution,

         44,467 votes against and

         19,073 votes abstained.

         A majority of the shares cast at the meeting have voted for resolution no. 2, and the resolution was duly passed.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HYDRON TECHNOLOGIES, INC.

                                      By: /s/ Thomas G. Burns
                                          Thomas G. Burns, Vice President,
                                          Finance and Chief Financial Officer

Dated:  August 7, 1995