Form 10-Q
period 1995-09-30
HYDRON TECHNOLOGIES INC
filed 1995-11-14
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934
       For the Quarterly Period Ended:  September 30, 1995 or
/  /   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934
       For the Period from __________ to __________

                        Commission File Number: 0-6333

                        HYDRON TECHNOLOGIES, INC.
         (Exact name of Registrant as specified in its charter)


              New York                                 13-1574215
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)


1001 Yamato Road, Suite 403
Boca Raton, Florida 33487                                (407) 994-6191
(Address of Principal Executive Offices)       (Registrant's telephone number)


             941 Clint Moore Road, Boca Raton, Florida 33487
             (Former name, former address and former fiscal year,
                         if changed from last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No.



Number of shares of common stock outstanding as of November 10, 1995: 22,639,816

HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                Index



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

      Condensed consolidated balance sheets--September 30, 1995 and December 31, 1994

      Condensed consolidated statements of operations--Three months ended September 30, 1995 and 1994; Nine months ended September 30, 1995 and 1994

      Condensed consolidated statements of cash flows--Nine months ended September 30, 1995 and 1994

      Notes to condensed consolidated financial statements--September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                   September 30, 1995 Dec. 31, 1994
                                   --------------------------------
                                       (Unaudited)      (Note)
ASSETS
Current assets:
      Cash and cash equivalents        $ 4,932,003    $ 5,723,664
      Trade accounts receivable          1,116,807      2,044,604
      Inventories                        4,362,842      3,260,010
      Prepaid expenses and other
       current assets                      175,513        100,670
                                   --------------------------------
      Total current assets              10,587,165     11,128,948
Property and equipment, net                352,555        109,386
Investment in joint venture                193,796          -
Deferred product costs, less
      accumulated amortization of
      $3,620,467 and $3,389,667 at
      1995 and 1994, respectively        2,340,994      2,571,249
Deposits                                   406,336          -
                                   --------------------------------
                                       $13,880,846    $13,809,583
                                   --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                 $   365,984    $   395,862
      Accrued liabilities                  389,432        400,262
                                   --------------------------------
      Total current liabilities            755,416        796,124
Stockholders' equity:
      Common stock   $.01 par value;
       30,000,000 shares authorized;
       22,639,816 and 22,616,816
       shares issued and outstanding
       at 1995 and 1994, respectively      226,398        226,168
      Additional paid-in capital        20,377,006     20,348,361
      Accumulated deficit               (7,477,974)    (7,561,070)
                                   --------------------------------
       Total stockholders' equity       13,125,430     13,013,459
                                   --------------------------------
                                       $13,880,846    $13,809,583
                                   --------------------------------

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

              HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements Of Operations
                              (Unaudited)

    Three Months and Nine Months Ended September 30, 1995 and 1994
                             Three months ended        Nine months ended
                               September 30,             September 30,
                             1995        1994          1995         1994
                             ----        ----          ----         ----
Net sales                $1,672,194  $ 2,127,427   $ 5,725,798  $ 5,426,718
Cost of sales               603,546      532,651     2,051,597    1,520,498
                         ----------  -----------   -----------  -----------
Gross profit              1,068,648    1,594,776     3,674,201    3,906,220
                         ----------  -----------   -----------  -----------
Expenses:
 Royalty expense             78,890       98,829       262,065      258,223
 Research and
   development               26,151       49,365       146,704      153,157
 Selling, general
   & administrative         543,763      549,202     1,448,673    1,219,737
 Depreciation &
   amortization              85,511       86,125       256,278      258,378
                         ----------  -----------   -----------  -----------
                            734,315      783,521     2,113,720    1,889,495
                         ----------  -----------   -----------  -----------
Operating income            334,333      811,255     1,560,481    2,016,725
Interest and investment
 income                      71,475       70,924       249,992      133,395
                         ----------  -----------   -----------  -----------
Income before income
 taxes                      405,808      882,179     1,810,473    2,150,120
Income tax expense           30,000           -         30,000            -
                         ----------  -----------   -----------  -----------
Net income               $  375,808    $ 882,179   $ 1,780,473  $ 2,150,120
                         ==========  ===========   ===========  ===========
Net income per
 common share:
   Primary                     .02          .04           .08          .10
   Fully Diluted               .02          .04           .08          .09

Weighted average
 number of common
 shares outstanding:
   Primary             23,142,657   22,529,651    23,148,411   22,448,055
   Fully Diluted       23,142,657   22,963,371    23,165,370   22,954,969

           See notes to condensed consolidated financial statements.

           HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

        Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

         Nine Months Ended September 30, 1995 and 1994


                                           1995           1994
Operating activities:
                                       --------------------------
 Net cash provided by (used in)
   operating activities                $ 1,346,033   $  1,916,713
                                       --------------------------
Investing activities:
 Purchase of U.S. Treasury Bills                 -     (3,449,019)
 Sale of U.S. Treasury Bills                     -      3,449,019
 Capital expenditures                     (268,647)       (56,801)
 Investment in joint venture              (200,000)          -
 Increase in deferred product costs           (545)       (12,504)
                                       --------------------------
 Net cash used in
   investing activities                   (469,192)       (69,305)
                                       --------------------------
Financing activities:
 Proceeds from issuance
   of common stock, net                     28,875      1,814,850
 Cash dividends paid                    (1,697,377)          -
                                       --------------------------
 Net cash (used in) provided by
   financing activities                 (1,668,502)     1,814,850
                                       --------------------------
Net decrease in cash
 and cash equivalents                     (791,661)     3,662,258

Cash and cash equivalents at
 beginning of period                     5,723,664      3,686,824
                                       --------------------------

Cash and cash equivalents at
 end of period                         $ 4,932,003   $  7,349,082
                                       --------------------------

           See notes to condensed consolidated financial statements.

             HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)

                          September 30, 1995


Note A   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

Note B   Inventories

Inventories consist of the following:
                                  September 30, 1995  December 31, 1994
                                  -------------------------------------
Finished goods                       $ 3,331,309        $ 1,661,600
Work in progress                         169,912            234,125
Raw materials and components             861,621          1,364,285
                                  -------------------------------------
                                     $ 4,362,842        $ 3,260,010
                                  -------------------------------------

Note C   Investment in Joint Venture

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

The purpose of the Joint Venture is to provide and sell HyTech's polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial) which the joint venture has produced. The initial capital of the Joint Venture, $600,000, was contributed in equal shares by the Joint Venture participants, and is being used to produce the Infomercial and conduct test marketing, which was completed late in the third quarter of Fiscal 1995.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                                (Unaudited)

                            September 30, 1995


Note D - Income Taxes

The tax provision for the three (3) month and the nine (9) month periods ended September 30, 1995 represents the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards. There are no tax provisions for the three (3) month and nine (9) month periods ended September 30, 1995 and 1994 due to the utilization of net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("HyTech") is the owner of a broad range of consumer and oral health care products using Hydronr polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses the polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetics products, creating a new moisturizing technology for the personal care/cosmetics and pharmaceutical industries. HyTech sells specialty personal care/cosmetics products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement (the "QVC License Agreement") with QVC, Inc. the ("Electronic Retailer"), which gives the electronic retailer the exclusive right to purchase licensed products from HyTech for sale in the Western Hemisphere, and a License Agreement with National Patent Development Corp., which provides that HyTech will generally pay royalties to National Patent on its sales and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics and oral health care products using Hydron polymers, as well as products that use Hydron polymer technology as a drug delivery system, which HyTech intends to market through third parties or its own efforts.

Results of Operations

Net sales for the three (3) months ended September 30, 1995 were $1,672,194, or 21% lower than net sales of $2,127,427 for the corresponding period of the fiscal year ended December 31, 1994 ("Fiscal 1994"). HyTech sells its personal care/cosmetics products to the Electronic Retailer for re-sale directly to the consumer. The Electronic Retailer maintains inventories of HyTech's products for both on-the-air and back-end retail sales.

Management anticipates that total retail sales of HyTech's products by the Electronic Retailer for the fiscal year ending December 31, 1995 ("Fiscal 1995") will increase by approximately 23% over total retail sales for Fiscal 1994. In addition, management anticipates that back-end sales of HyTech's products by the Electronic Retailer, which management believes indicate the strength of its re-order business, will grow approximately 97% in Fiscal 1995 over such sales during Fiscal 1994.

Notwithstanding this anticipated growth in retail sales to consumers, HyTech's net sales, substantially all of which are to the Electronic Retailer, decreased in the third quarter of Fiscal 1995 as a direct result of a decrease in the number of on-air hours allotted to HyTech by the Electronic Retailer. Although sales by HyTech to the Electronic Retailer do not necessarily mirror retail sales, such decreased air time slowed the dissipation of inventory held by the Electronic Retailer, thus precluding sales by HyTech to the Electronic Retailer of those products held in inventory.

Management believes that it has addressed the problem of reduced of on-air time through discussions with management of the Electronic Retailer. However, based upon the broadcast time allotted for HyTech products for the fourth quarter of Fiscal 1995, management believes that net sales for the fourth quarter of Fiscal 1995 will be less than net sales for the fourth quarter of Fiscal 1994. In addition, as the result of special promotions run by the Electronic Retailer in the beginning of the first quarter of Fiscal 1995, HyTech shipped substantial orders during the latter part of the fourth quarter of Fiscal 1994.

Net sales for the nine (9) months ended September 30, 1995 were $5,725,798, or six (6) percent higher than net sales of $5,426,718 for the corresponding period of Fiscal 1994. These increases are due primarily to the continued marketing on the Electronic Retailer television shopping network of HyTech's products. In addition, for approximately six (6) weeks after the commencement (January 1994) of a lawsuit by Ocular Sciences, Inc. against HyTech and National Patent Development Corporation regarding use of the Hydron trademark, no sales were made to the Electronic Retailer by HyTech, although the Electronic Retailer was accepting back orders for HyTech's products. It appears that the Electronic Retailer was assessing the nature of the claims made by the plaintiff in the lawsuit, pending its own investigation of the matter. The marketing program was fully reinstated in March 1994. The lawsuit was settled in August 1994 and both parties agreed to dismiss all claims against the other and agreed to continue to market their existing respective product lines under the Hydron name. No damages were paid by either party.

Substantially all of the sales during the relevant periods were to the Electronic Retailer. Management anticipates that sales to the Electronic Retailer will continue to grow as HyTech further extends its skin care line, adds other product lines, and broadens its marketing efforts to include other forms of electronic and conventional retailing.

Absent the consummation of marketing or distribution agreements with third parties other than the Electronic Retailer, the percentage of sales to the Electronic Retailer and HyTech's dependence upon the Electronic Retailer as a substantial customer will also increase.

During January 1995, wholly owned subsidiaries of HyTech and the Electronic Retailer along with another company, formed a joint venture to produce and distribute a 30-minute Infomercial for HyTech's products, which commenced broadcasting on various networks late in the third quarter of Fiscal 1995.

HyTech has agreed to supply the Infomercial Joint Venture with product for sale through the Infomercial at HyTech's cost. Management believes that the Infomercial, if successful, is a cost effective method of building brand awareness of HyTech's Hydron polymer-based skin care line despite selling product to the Infomercial Joint Venture at cost, because subsequent orders for product by customers who initially purchased directly from the Infomercial will be made through the Electronic Retailer, wherein HyTech will receive its customary gross profit margins. Management expects the Infomercial to significantly broaden HyTech's market for its consumer products during the fiscal year ending December 31, 1996 ("Fiscal 1996"). To date, the Infomercial Joint Venture has begun expanded media testing following the successful completion of an initial media test. Further, the Infomercial Joint Venture expects to purchase additional media time in increasing amounts over the coming months, on both regional broadcast and national cable television networks.

HyTech's gross profit margin for the three (3) months ended September 30, 1995 decreased 11% to 64% from 75% for the corresponding period of Fiscal 1994. The gross profit margin for the nine (9) months ended September 30, 1995 decreased eight (8) percent to 64% from 72%. These decreases were due primarily to fluctuations in the mix of products sold to the Electronic Retailer in those periods. During the first nine (9) months of Fiscal 1995, HyTech expanded its product lines to include five (5) new items, three (3) of which were hair care or bath and body products which provide a lower profit margin than HyTech's skin care products. During Fiscal 1994, HyTech introduced ten (10) new skin care products. Further, management of HyTech in conjunction with its Electronic Retailer, made the decision to package several of HyTech's individual skin care products into a kit and agreed to price such kit at a substantial discount from the aggregate costs of all of the individual items. This marketing strategy is a concerted effort by management to further broaden the number of consumers using HyTech products, which has doubled in Fiscal 1995 over Fiscal 1994, as well as to increase the distribution of the complete Hydron product line. Management believes that once consumers sample a wider variety of HyTech's products, they are more likely to reorder more of such products, either the entire kit, or individual products at higher prices.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses decreased 47% percent to $26,151 in the third quarter of Fiscal 1995, compared to $49,365 for the same period in Fiscal 1994. Such expenses for the nine (9) months ended September 30, 1995 decreased four (4) percent to $146,704, compared to $153,157 for the corresponding period of Fiscal 1994. The amount of R&D expenses per quarter varies, depending upon the steps taken towards development during such quarter, as well as the number and type of products under development at such time.

Selling, general and administrative expenses for the three (3) months ended September 30, 1995 decreased by one (1) percent to $543,763 from $549,202 for the corresponding period of Fiscal 1994. Such expenses for the nine (9) months ended September 30, 1995 increased 19% to $1,448,673, compared to $1,219,737 for the corresponding period of Fiscal 1994. These increases are attributable to an overall increase in salary requirements, expansion of full-time staff and other selling and administrative costs necessary to administer HyTech's growth.

Interest and investment income in the third quarter of Fiscal 1995 rose one (1) percent, to $71,475 from $70,924 for the same period in Fiscal 1994. Such income for the nine (9) months ended

September 30, 1995 increased 87% to $249,992, compared to $133,395 for the corresponding period of Fiscal 1994. These increases are due primarily to the investment of additional cash from operations. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

Net income for the three (3) months ended September 30, 1995 decreased 57%, to $375,808 from $882,179 for the same period in Fiscal 1994. Net income for the nine (9) months ended September 30, 1995 decreased 17% to $1,780,473, compared to $2,150,120 for the corresponding period of Fiscal 1994. Such changes are due primarily to the factors discussed above.

Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at September 30, 1995 compared to December 31, 1994. In the first nine (9) months of Fiscal 1995, working capital remained at approximately $10 million, primarily due to net income of $1,780,473 for the period, offset by a $200,000 investment in Hydromercial Partners and the payment of quarterly dividends totaling $1,697,377. Management anticipates that HyTech will pay its regular quarterly cash dividend of two-and-one-half cents ($.025) per share in the fourth quarter of Fiscal 1995.

HyTech's cash flow from operations of $1,346,033 was a direct result of its marketing efforts with the Electronic Retailer. The QVC License Agreement provides that the Electronic Retailer purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from the Electronic Retailer thirty (30) days after the Electronic Retailer's receipt of such goods.

On January 27, 1995, HyTech's Board of Directors declared a regular quarterly cash dividend of two and one-half cents ($.025) per share. Dividends were paid on March 31, 1995, June 30, 1995 and September 30, 1995 to shareholders of record on March 17, 1995, June 19, 1995 and September 15, 1995, respectively.


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

Based on HyTech's present cash position, absence of any short or long term debt, third-party contractual approach to manufacturing and R&D, and present business strategy, management believes that HyTech has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty (30) day payment terms in connection with sales to the Electronic Retailer, management does not anticipate any difficulty in financing foreseeable inventory requirements.

However, management recognizes that HyTech does not have the financial resources to sustain a major national advertising campaign to market its products. In view of the foregoing, management has obtained with the Electronic Retailer and Hydromercial Partners, and continues to seek internationally, marketing, licensing and distribution agreements with third parties which have greater financial resources and that can enhance HyTech's product introductions with appropriate national marketing support programs.

The effect of inflation has not been significant upon either the operations or financial condition of HyTech.

                     Part II- Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HYDRON TECHNOLOGIES, INC.



                                                 By: /s/ Thomas G. Burns
                                                 -----------------------
                                           Thomas G. Burns, Vice President,
                                           Finance and Chief Financial Officer




Dated:  November 13, 1995