Form 10-K405
period 1995-12-31
HYDRON TECHNOLOGIES INC
filed 1996-03-29
CIK 28146

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-K
(Mark One)
/X/      Annual Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1995 or

/ /      Transition  Report  Pursuant  to  Section  13 or  15(d)  of the
Securities  Exchange  Act of 1934 for the transition period from to       .

                              ------------------

                         Commission file Number 0-6333

                           HYDRON TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

         New York                                           13-1574215
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

1001 Yamato Road, Boca Raton, Florida                           33431
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (407) 994-6191

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. /X/

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $58,741,683 based upon the closing price of $3.25 on March 26, 1996.

Number of shares of Common Stock outstanding as of March 15, 1996: 22,639,816.

                  Documents Incorporated by Reference: None.


                                    Part I
Item 1.  Business

General

        Hydron Technologies, Inc. ("HyTech"), a New York corporation organized on January 30, 1948, maintains its principal office at 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431 and its telephone number is (407) 994-6191. On July 30, 1993, its name was changed from Dento-Med Industries, Inc.

        HyTech has the exclusive worldwide license to develop and market products using Hydron(Registered) polymers, a scientifically-proven moisture attracting ingredient, in the consumer and oral health care fields, and holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetics products, creating a new moisturizing technology for the cosmetics and pharmaceutical industries. HyTech has concentrated its development activities to date, primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetics products for consumers and oral care products for dental professionals and consumers. Because of their unique properties, management believes that products which utilize Hydron polymers have the potential for wide acceptance in consumer and professional health care markets.

        During the fiscal year ended December 31, 1995 ("Fiscal 1995"), substantially all sales of HyTech were made to QVC, Inc. ("QVC"), the world's largest electronic retailer, which has the exclusive right to market certain of HyTech's products in North America, South America and Central America. See "Agreement with QVC."

Patented Technology

        HyTech was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. According to the patents, Hydron utilized in cosmetic emulsions creates a thin hydrophilic film that is not tacky, gummy, greasy or oily; has good tactility and flexibility; is not dissolved by sebaceous oils and does not emulsify skin's natural oils and humectants; readily penetrates into skin pores and provides a velvety smooth skin feel; is non-comedogenic (won't clog skin pores); and is resistant to perspiration but allows air and moisture permeability (breathability). The film is insoluble in water and resistant to rub-off, but can easily be removed with soap and water and HyTech's botanical products. HyTech's management believes that there are no competitive cosmetic products with this combination of properties. Applications for the Hydron polymer and HyTech's patented technology in the cosmetics and pharmaceutical industries include more effective and prolonged delivery of moisturizing agents to the skin and hair; a more effective delivery system for active ingredients in products such as sunscreens, that allow use of a reduced amount of active ingredients without compromising product efficacy; enhanced flavor and scent releasing components; and a delivery system for topically applied over-the-counter medications, which may enhance the penetration of active ingredients to the skin by holding them longer on the skin in a moist environment.

        Management believes that having patents for an emulsification process adaptable to an array of consumer goods strengthens its ability to bring Hydron-based products to the marketplace. In fiscal 1993, HyTech was granted a European patent covering its Hydron emulsification process in Austria, Belgium, France, Germany, Great Britain, Greece, Italy, Luxembourg, Netherlands, Spain, Switzerland, Liechtenstein and Sweden. HyTech also holds patents on this technology in the U.S., Australia and South Africa, and has patents pending in Canada, Japan and Israel. Management believes that holding international patents will facilitate HyTech's efforts to market its products and license its technology to companies in other countries.

Consumer Products

        HyTech has been engaged in the development of various consumer products using Hydron polymers since 1966. During the past fiscal year, HyTech devoted its resources primarily to the development of products in the personal care/cosmetics field. These include a bath and shower body cleanser, alpha-hydroxy body creme, shampoo and conditioner, styling and finishing spray, styling gel, line reducing serum, lip moisturizer, eye makeup remover, blemish cover creme, tinted facial moisturizer, facial cleansing gel, moisturizing bath bar, body firming creme, body polishing gel, and after-bath spray. These products, along with a hand and body moisturizer, daytime facial moisturizer, overnight facial moisturizer, eye creme, facial cleanser, facial scrub, toner, alpha-hydroxy gelee, clay masque, sunscreens with sun protection factors ("SPF") of 15 and 30, and an SPF 8 self-tanning creme, either presently are being sold to and marketed by QVC, or are intended to be sold to and marketed by QVC or through other distribution channels during fiscal 1996.

        HyTech is also exploring uses for the Hydron polymer and its patented technology in color cosmetics, fragrances and health care products. During the past fiscal year, HyTech utilized its patented Hydron polymer emulsion technology as an enhanced drug delivery system in the development of various topical, non-prescription medications, including a topical analgesic for minor arthritis and sore muscle relief, an acne medication, and a treatment for skin discoloration. These products are intended to be sold to and marketed by QVC or through other distribution channels during fiscal 1996. Management believes that this technology could also be licensed by HyTech to other consumer products manufacturers or pharmaceutical companies to develop new products or improve the effectiveness of existing products, and bring them under patent protection.


        HyTech's consumer cosmetics/personal care lines cover a wide variety of products. The following are all part of HyTech's Best Defense by Hydron(Trademark) skin care collection, and available for marketing as of December 31, 1995: Hydron(Registered) Best Defense All Over Moisturizer, Hydron(Registered) Best Defense Facial Moisturizer, Hydron(Registered) Best Defense Moisture Balance Restorative, Hydron(Registered) Best Defense Fragile Eye Moisturizer, Hydron(Trademark) Best Defense Tri-Activating Skin Clarifier, Hydron(Registered) Best Defense AHA Body Creme, Hydron(Trademark) Best Defense Gentle Cleansing Creme, Hydron(Trademark) Best Defense Micro-Exfoliating
Creme, Hydron(Trademark) Best Defense Botanical Toner, and Hydron(Trademark) Best Defense Five-Minute Revitalizing Masque. HyTech's Best Defense Under The

Sun(Trademark) collection includes Hydron(Trademark) Best Defense Sportscreen in SPF 15 and SPF 30 formulas, and Hydron(Trademark) Best Defense Sunless Tanning Creme.

        Also available for marketing as of December 31, 1995 were the following products in HyTech's new bath and shower line: Hydron(Trademark) Botanical Volumizing Shampoo, Hydron(Trademark) Botanical Detangling Conditioner, and Hydron(Trademark) Botanical Bath & Shower Cleanser.

        All of these products contain the Hydron polymer, and all moisturizing and sun care products are based on HyTech's patented emulsion technology.

         The All Over Moisturizer creates a protective moisture cushion on the skin, which provides long-lasting hydration and protection against environmental irritants. It helps restore the skin's natural moisture balance, leaves no greasy after-feel, and can be used to alleviate dry, rough, flaking or irritated skin. During Fiscal 1995, it was marketed to consumers by QVC in eight (8) fl. oz. pump bottles, boxed two and one-quarter (2.25) fl. oz. tubes (in packages containing three (3) tubes each), and two and two-tenths (2.2) fl. oz. tubes as part of the Best Defense Travel Collection and Best Defense Bath & Body Collection.

        The Facial Moisturizer was specifically formulated for daytime use, and contains SPF 15 sunscreen protection against damage caused by ultraviolet rays. It is oil-free, and can be used alone or under makeup with no greasy shine-through. The Facial Moisturizer contains humectants to help restore the skin's natural moisture balance, and antioxidant vitamins and enzymes that may combat the long-term, cell-damaging effects of free radicals. During Fiscal 1995, the product was marketed to consumers by QVC in boxed, two (2) fl. oz. glass pump bottles, and in one-half fl. oz. tubes as part of the Best Defense Travel Collection and Best Defense Bath & Body Collection.

        The Moisture Balance Restorative is a non-greasy, ultra-rich emollient designed to replenish dry and environmentally stressed skin with moisture, natural oils and lipids overnight, when the skin is most receptive to repair. It is designed to improve skin texture and boost its defenses against moisture loss. Initial clinical studies conducted by an independent, national testing laboratory on human test participants indicate that the product improves skin softness and elasticity twenty-four percent (24%) overnight, eight (8) hours after application. During Fiscal 1995, the product was marketed to consumers by QVC in boxed, two (2) ounce glass jars, and in one-half fl. oz. tubes as part of the Best Defense Travel Collection.

        The Fragile Eye Moisturizer is designed to renourish and firm the delicate area around the eye using various humectants, ceramides, antioxidant vitamins and enzymes in a liposome base. Clinical studies conducted by an independent, national testing laboratory on human test participants showed that the product reduces the appearance of fine lines and wrinkles around the eye up to fourteen percent (14%) one (1) hour after product use, and from twenty-five percent (25%) to fifty percent (50%) following one (1) week of daily product use. During Fiscal 1995, the product was marketed to consumers by QVC in boxed one-half (0.5) fl. oz. glass jars.

        The Tri-Activating Skin Clarifier contains a five percent (5%)

alpha-hydroxy triple fruit acid complex in a non-irritating liquid gelee. It is designed to gently remove dull, dead cells on the skin's surface to reveal an improved complexion. Clinical studies conducted by an independent, national testing laboratory on human test participants showed that the pH-balanced formula of buffered alpha-hydroxy acids and green tea extract improves skin clarity by forty-six percent (46%), skin texture by forty percent (40%), uniformity of pigmentation by twenty percent (20%), and reduces the appearance of superficial fine dry lines by thirty-eight percent (38%) and telangiectasia (the permanent dilation of small arteries and capillaries) by ten percent (10%). During Fiscal 1995, the product was marketed to consumers by QVC in boxed, one
(1) oz. and one-half (0.5) fl. oz. glass bottles.

        The AHA Body Creme contains a ten percent (10%) alpha-hydroxy triple fruit acid complex designed to improve body skin texture, smoothness and clarity by removing dull dead cells on the skin's surface to reveal fresh cells underneath. It penetrates easily to rehydrate and recondition dry, environmentally stressed skin, removes rough spots and flakiness, evens skintone, and reduces the appearance of discoloration caused by such factors as sun damage and stretch marks. The product was introduced to market by QVC in September 1995, and was sold during Fiscal 1995 in boxed, five (5) oz. tubes, and in one (1) oz. tubes as part of the Best Defense Bath & Body Collection.

        The Gentle Cleansing Creme is formulated to deep clean without the use of soaps or synthetic detergents, and removes dirt and makeup without drying the skin like soaps and detergents can. Its non-foaming, pH-balanced formula protects skin's essential oils and humectants. It is water-rinsable, and leaves the face feeling fresh and soft, with no oily residue. During Fiscal 1995, the product was marketed to consumers by QVC in boxed, six (6) oz. tubes, and in two
(2) oz. tubes as part of the Best Defense Travel Collection and Best Defense Bath & Body Collection.

        The Micro-Exfoliating Creme is a mild surface exfoliator that gently rids skin of impurities and oily build-up that can cause breakouts. Its micro-fine synthetic beads deep clean skin and massage away dry flakes. These soft beads have a smoothing, polishing effect on the skin, and will not tear or irritate the skin like some competitive products that use ground bits of seeds and pits to exfoliate. Initial clinical studies conducted by an independent, national testing laboratory on human test participants showed that the product improved skin smoothness by sixty-six percent (66%). During Fiscal 1995, the product was marketed to consumers by QVC in boxed, three and six-tenths (3.6) oz. tubes.

         The Botanical Toner is alcohol-free and non-drying to the skin. It uses seven (7) herbal extracts as natural astringents to tone and refresh the skin, and remove residual cleanser and lingering impurities. It leaves the skin conditioned, and prepares it to receive the maximum benefits of HyTech's moisturizing and alpha-hydroxy treatment products. During Fiscal 1995, the product was marketed to consumers by QVC in six (6) fl. oz. bottles, and in two (2) fl. oz. bottles as part of the Best Defense Travel Collection and Best Defense Bath & Body Collection.

        The Five-Minute Revitalizing Masque is a deep cleansing, whipped clay masque that smooths on easily, and dries quickly to draw out impurities and absorb excess oils. It contains a combination of super-fine white clays, and cooling botanical extracts that help soothe, tone and refresh the skin. It can be rinsed clear with warm water after five minutes, or left on longer as a relaxing, at-home facial spa treatment. During Fiscal 1995, the product was marketed to consumers by QVC in boxed, two and six-tenths (2.6) oz. jars, and promoted with one (1) oz. tube samples.

        The Sportscreen is a moisturizing sunscreen for active outdoor people, in a choice of SPF 15 and SPF 30 protection against UVA and UVB rays. Its sweatproof, PABA-free formula won't run in the eyes, absorbs fast, and leaves no greasy afterfeel. It won't rinse off in water, and resists rub-off. HyTech's patented moisturizing technology helps restore the skin's natural moisture balance and prevent the tightness and peeling associated with sun exposure. During Fiscal 1995, the product was marketed to consumers by QVC in boxed, three
(3) fl. oz. tubes (two tubes per package).

        The Sunless Tanning Creme provides SPF 8 sun protection, and produces a natural looking tan that lasts for days and develops in only two (2) to three
(3) hours, using no artificial dyes that rub off or wash away. Its oil-free, non-greasy formula absorbs easily for uniform color results, and softens the skin with HyTech's patented moisturizing technology. The product was introduced to market by QVC in April 1995, and was sold during Fiscal 1995 in a boxed four
(4) oz. tube.

        All of the above products are non-comedogenic, and are dermatologist tested and approved for all skin types. In addition, the Fragile Eye Moisturizer is ophthalmologist tested, and is safe for contact lens wearers.

        The Botanical Volumizing Shampoo is formulated to clean gently and completely, without stripping hair of moisture or weighing it down. Its light conditioning complex helps protect hair against daily styling stress, improves manageability, eliminates fly-away, and leaves hair soft, full and shining. A Hydron polymer-based pro-vitamin B5 and wheat protein complex penetrates and strengthens the hair shaft. Clinical studies conducted by an independent, national testing laboratory indicate that this complex remains on the hair and continues to work after rinsing. These studies also indicate that hair volume increases twenty percent (20%) after washing with the Botanical Volumizing Shampoo. This product, which is suitable for all hair types, was introduced to market by QVC in March 1995, and was sold during Fiscal 1995 in eight and two-tenths (8.2) fl. oz. bottles (two bottles per package), in single eight and two-tenths (8.2) fl. oz. bottles as part of the Best Defense Bath & Body Collection, and in two and two-tenths (2.2) fl. oz. bottles as part of the Best Defense Travel Collection.

        The Botanical Detangling Conditioner makes hair easy to comb, adds shine and controls static. Its clean rinse formula won't accumulate and weigh hair down, even with daily treatment. It protects and moisturizes fine, dry, and over-styled or treated hair with a Hydron polymer-based complex of light natural oils, botanical extracts and conditioning agents that leave hair silky and manageable. The product was introduced to market by QVC in June 1995, and was sold during Fiscal 1995 in eight and two-tenths (8.2) fl. oz. bottles (two bottles per package), and was promoted in two and two-tenths (2.2) fl. oz. bottle samples.

        The Botanical Bath & Shower Cleanser is a foaming body wash that cleans skin gently, without drying or irritating like soaps and detergent bubble bath can. Cleansing agents derived from coconut oil and a vitamin enriched complex of botanical ingredients leave skin fresh and clean, not filmy. A pH-balanced blend of Hydron polymer-based moisturizing and conditioning agents creates a soft and silky feel. The product was introduced by QVC in May 1995, and was sold during Fiscal 1995 in eight and two-tenths (8.2) fl. oz. bottles (two bottles with sponge per package), in single eight and two-tenths (8.2) fl. oz. bottles, and in two and two-tenths (2.2) fl. oz. bottles as part of the Best Defense Bath & Body Collection.

        Also in the personal care field, HyTech has developed Hydron polymer-based formulations for the following products: a denture freshening spray called Comfordent(Registered), applied to the inside of dentures before they are placed in the mouth; a new formulation denture adhesive, for which HyTech has already received FDA Section 510(k) premarket notification clearance; and a mouth rinse which preliminary studies have shown substantially reduces the growth of plaque, without the inclusion of a germicide ingredient.

        The market for these products is highly competitive, and there are a substantial number of competitive manufacturers of these products that have greater financial resources and marketing expertise than HyTech. Decisions on whether to further develop these products for the commercial market will be based on management's and independent consultants' evaluations of market potential, costs, competitive benefits, regulatory approval and certain manufacturing considerations, applicable to each product. Although HyTech's licensing agreement with QVC provides the electronic retailer with a right of first refusal to market its Hydron-based consumer products in the Western Hemisphere, and while HyTech is pursuing conventional retail distribution agreements for its products in territories not covered under the QVC agreement, there can be no assurances that these products will be commercially marketed.

Professional Products

        HyTech markets its Hydron Best Defense All Over Moisturizer on a limited basis directly to health care professionals. Management believes that the product's hydrophilic properties create a moisturizing film that helps protect health care workers' hands against the irritation and minor allergic reactions that often accompany prolonged use of latex gloves and frequent hand washing, including dryness, itching and scaling. In Fiscal 1995, a clinical study was conducted by a Pennsylvania college on health care workers who exhibited varying degrees of irritation or sensitivity to latex gloves. The results of the study indicated that 90% of the participants experienced some degree of relief from symptoms of irritation, and 48% indicated that their symptoms were relieved enough to wear latex gloves without a problem. The study concluded that the product may be beneficial in preventing the progression of latex glove sensitivity from its suspected origin in non-allergic dermatitis, to more severe allergic contact dermatitis. The product is currently sold to health care workers in eight (8) fl. oz. pump bottles and in boxed, two and one-quarter (2.25) fl. oz. tubes (in packages containing three (3) tubes each).

        HyTech has also developed, and currently manufactures and sells on a limited basis, a group of products for dental professionals under the Hydrocryl(Registered) brand name. These include Hydrocryl Denture Base

Material (Heat Cure), which is used in the manufacturing of dentures, as well as Hydrocryl Dental Lab Cold Cure Reline and Repair Kit and Hydrocryl Chairside Reline and Repair Kit, both of which are used in connection with relining existing Hydrocryl or conventional acrylic dentures, necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic or moisture attracting properties of these Hydron polymer based products give them competitive advantages over conventional, non-hydrophilic, acrylic dentures and denture repair kits.

        HyTech does not presently have a sales force actively engaged in direct marketing to health care professionals. The health care products market is highly competitive, and several other companies have much greater capital resources, and utilize well-established channels of distribution to market their professional products.

Topical Drug Delivery System

        Management believes that HyTech's patented Hydron emulsification system enhances the effectiveness of over-the-counter medications applied to the skin. The system deposits a uniform film on the skin's surface which possesses all the attributes required of an effective pharmaceutical base material, and has a number of advantages over other lotions. It is moisture-resistant and not degraded by perspiration or sebaceous oils, but it is oxygen permeable. It promotes hydration of the stratum corneum, which improves ready penetrability into the skin's pores. It has a relatively low affinity for the drug associated with the application, which promotes controlled release of the drug. It has good tactility and flexibility, and is free from greasiness, brittleness, tackiness, gumminess or oiliness, which makes it comfortable on the skin. It does not rub off easily, and is resistant to inks, dyes, oils and other materials that the treated skin may be in contact with.

        During Fiscal 1995, HyTech conducted clinical studies through an independent, national testing laboratory to help document the suitability and efficacy of its Hydron polymer technology as a drug delivery mechanism. Based on positive clinical results, management elected to begin development of proprietary products utilizing HyTech's patented Hydron emulsification system as a drug delivery vehicle for several over-the-counter ("OTC") pharmaceutical agents. Management expects to introduce HyTech's first OTC products to market in the fiscal year ending December 31, 1996 ("Fiscal 1996").

Agreement with QVC

        In December 1993, HyTech entered into a license agreement with QVC (the "QVC License Agreement"), whereby QVC was granted exclusive rights to market and distribute HyTech's proprietary consumer products using Hydron polymers in North America, South America and Central America, through a variety of retail channels, including its electronic retail cable television network, other forms of electronic retailing such as infomercials (program-length commercials) and direct response television advertising, and conventional retail distribution. The QVC License Agreement specifically excludes the marketing of HyTech's professional products, use of HyTech's patented technology as a drug delivery system and products specifically geared to the health care field.

        The QVC License Agreement expires two (2) years from April 1994, the date QVC first aired the products for sale in a one (1) hour format, and is automatically renewable for like terms if QVC purchases certain escalating minimum quantities of product. As of the date of this report, QVC has met the minimum purchase requirements in order to maintain such exclusive rights for the initial two (2) year term of the contract. No obligation exists for QVC to promote or purchase product, and no assurances can be given that QVC will meet escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC does not meet such minimum purchase levels, then HyTech has the right to terminate the agreement and seek other marketing and distribution arrangements for its products. The loss of QVC as a customer would have a material, adverse impact upon the financial condition of HyTech. However, management believes that as the result of the continued market penetration by QVC the number of consumers using HyTech's products continues to grow. If QVC were to cease acting as HyTech's exclusive marketing agent in the Western Hemisphere, then HyTech would attempt to reach the existing base of Hydron customers utilizing various alternative methods of marketing. No assurance can be given that HyTech could successfully market its products utilizing any such alternative methods.

        In connection with the execution and delivery of the QVC License Agreement, HyTech also entered into a Warrant Purchase Agreement whereby HyTech issued two (2) warrants to QVC to purchase an aggregate of 500,000 shares of HyTech's Common Stock at $2.50 per share. QVC was also granted anti-dilution and registration rights for the shares of Common Stock issuable upon exercise of the warrants.

Agreement with National Patent

        Pursuant to the terms of an agreement with National Patent Development Corporation ("National Patent"), HyTech has the exclusive worldwide rights to market products using Hydron polymers in the oral health, personal care/cosmetics and other consumer product fields, the areas in which HyTech has been concentrating its research and development efforts. HyTech also has exclusive worldwide rights to utilize Hydron polymers in its topical delivery system for non-prescription drugs only. National Patent has the exclusive worldwide rights to market prescription drugs and medical devices using Hydron polymers. Furthermore, each company has the right to exploit products with Hydron polymers not in the other's exclusive fields. Products which are not developed by HyTech, could be developed by National Patent, and could benefit HyTech through the payment of royalties.

        The agreement requires HyTech to make royalty payments to National Patent equal to five percent (5%) of net sales, and for National Patent to pay HyTech a five percent (5%) royalty on net sales, of Hydron polymer products, except with respect to certain excluded products. In the area of non-prescription drugs using Hydron polymers as a drug delivery system, both HyTech and National Patent have agreed to pay the other a royalty equal to five percent (5%) of net sales and twenty-five percent (25%) of any license fees, royalties or other similar payments received from third parties with regard to such products developed. HyTech has not received any royalties from National Patent, and has paid royalties of approximately $338,000 for net product sales in Fiscal 1995 under this agreement.

Marketing


        HyTech's personal care products are presently being marketed on an exclusive basis in the United States by QVC, the world's largest electronic retailer, pursuant to the QVC License Agreement. See "Agreement with QVC." Certain products are also sold in Europe by a QVC affiliate. In the United States, the QVC shopping channel is transmitted live on cable television, twenty-four (24) hours a day, seven (7) days a week, to over fifty (50) million homes. In addition, they reach several million international households through joint ventures in the United Kingdom and Mexico.

        Retail sales of Hydron products by QVC to consumers increased thirty percent (30%) in Fiscal 1995, to $21 million from $16 million in Fiscal 1994. Approximately 69% of retail sales in Fiscal 1995 occurred in connection with on-air marketing of Hydron products by QVC. The balance occurred as back-end or off-air sales, which is primarily a reorder business. Consumers may purchase Hydron products at any time from QVC, which maintains an inventory of such products. Back-end sales of Hydron products by QVC to consumers increased one hundred and four percent (104%) in Fiscal 1995 over Fiscal 1994. Management believes this is a strong indication of the growing acceptance of Hydron products by consumers, and a willingness by consumers to expand their use of Hydron products to include new products launched. To date in excess of 1,000,000 units of Hydron products have been purchased by approximately 250,000 retail customers.

        Ninety eight percent (98%) of HyTech's sales during the fiscal years ended December 31, 1995 and 1994 were made to QVC and affiliated companies. Management anticipates that QVC will continue to represent the greatest percentage of sales as the network more fully exploits its license and obtains deeper market penetration. The loss of QVC as a customer would have a material, adverse impact upon the financial condition of HyTech. However, management believes that as the result of the continued market penetration by QVC the number of consumers using HyTech's products continues to grow. If QVC were to cease acting as HyTech's exclusive marketing agent in the Western Hemisphere, then HyTech would attempt to reach the existing base of Hydron customers utilizing various methods of marketing. No assurance can be given that HyTech could successfully market its products utilizing any such alternative methods.

        In Fiscal 1995, HyTech expanded its Best Defense by Hydron skin care line, marketed on the QVC network, with the addition of a Sunless Tanning Creme and an AHA (Alpha-Hydroxy Acid) Body Creme. Also, in response to customers' requests, HyTech offered a new packaging configuration of its All Over Moisturizer in tubes.

        In addition, HyTech re-packaged eight of its skin care products into a single collection to encourage wider consumer usage. Management believes that this slightly lower margin item generally expands potential re-order business, leading to increased sales of the individual products at higher margins. In fact, since its introduction by QVC in June 1995, this item has represented HyTech's largest revenue producer. In February 1996, QVC launched a continuity program which allows customers to receive the eight-product collection automatically every sixty (60) days, without having to re-order or pay subsequent shipping and handling charges.

        HyTech's product mix also grew in Fiscal 1995 to include hair care and bath and body items, which sell at a lower cost and somewhat lower margin than its skin care products. During Fiscal 1995, QVC launched a Hydron polymer-based shampoo, conditioner, and bath and shower cleanser. HyTech also packaged seven primarily travel-sized units of its skin, hair and bath care products in a Bath & Body Collection to encourage consumer sampling of new line items.

        HyTech began marketing its first skin care product on QVC in May 1993. During Fiscal 1994, QVC launched ten (10) additional products in the skin care line, along with a Travel Collection of five travel-sized Hydron skin care products. Five of these products debuted on QVC during HyTech's first one-hour program, called "Hydron Care," during which QVC's sales of Hydron skin care products to viewers were approximately $800,000, setting a new network one-hour record for retail sales of cosmetic products.

        Beginning in April 1994, "Hydron Care" hours became part of QVC's regularly scheduled programming. During the second half of Fiscal 1995, QVC began airing regularly scheduled programming generally every eight (8) weeks. Such programming, including "Hydron Care" hours, had previously aired primarily monthly. As a result, the aggregate number of on-air hours declined from sixteen
(16) in the first six (6) months of Fiscal 1995 to twelve (12) in the last six
(6) months of Fiscal 1995. The decrease in sales in Fiscal 1995 is in part due to the decrease in on-air broadcast time. However, retail sales of Hydron products by QVC to consumers per minute of air time, actually increased from $7,518 to $7,915.

        Typically, three (3) "Hydron Care" hours are broadcast during a month in which Hydron programming is scheduled, in addition to several shorter program segments. The hour-long programs generally feature most currently available products, which are sold individually and packaged together in various combinations. Shorter program segments are generally used for special promotions or to highlight new products. All QVC programming is live. Each program typically features on interview between a QVC host and HyTech's President and Chairman, Harvey Tauman. On-air participants often include cosmetic chemist Charles Fox, who developed the Hydron skin care products, QVC models, who demonstrate the products, and QVC viewers who have purchased the products, and call during the program to discuss their experiences.

        Management is actively pursuing opportunities to increase on-air programming on QVC in fiscal 1996, focusing primarily on new program formats, line extensions that may warrant additional programming, and special promotions. In Fiscal 1995, special one-day promotions of Hydron products conducted by QVC in February and July generated $2.4 million and $2.2 million in retail sales to consumers during two 24-hour periods, respectively.

        In Fiscal 1996, management expects to launch as many as ten (10) additional products in its skin care line on QVC. HyTech also plans to expand its botanical hair care and bath and body lines significantly, adding as many as five (5) products to each line. Also, in December 1995, QVC added Hydron products to its on-line shopping site, available on the Microsoft Network.

        On January 21, 1995 HyTech, through its wholly-owned subsidiary, Hydron Direct, Inc. ("HDirect"), entered into an agreement with QDirect Ventures, Inc., a subsidiary of QVC, and DTR (Direct to Retail) Associates, a Massachusetts limited partnership ("DTR"), to form a joint venture known as Hydromercial

Partners (the "Infomercial Joint Venture"). The purpose of the Infomercial Joint Venture is to promote and sell HyTech's Hydron polymer-based skin care products by means of a thirty (30) minute commercial ("Infomercial") for broadcast on network and cable television.

        Each of HDirect, QDirect and DTR has a one-third interest in the profits and losses of the Infomercial Joint Venture, which has an initial term of two
(2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the joint venture participants. During Fiscal 1995, the sum of $900,000 was provided in capital to the Infomercial Joint Venture in equal amounts by the joint venture participants, and was used to produce the Infomercial, conduct test marketing, and purchase media time on network and cable television.

         The Infomercial, which features the same eight-product Hydron skin care collection sold on QVC, has been airing regularly on regional broadcast and national cable networks since September 1995, following the completion of successful test marketing. In December 1995, the Infomercial Joint Venture additionally tested the Infomercial with focus groups through an independent market research firm. The Infomercial Joint Venture plans to revise and update the existing Infomercial in Fiscal 1996 utilizing focus group feedback. Management expects these changes to
further  enhance   front-end   sales,   and  anticipates  that  the
Infomercial  will significantly  broaden  HyTech's  market for its  consumer
products  during  Fiscal  1996.  Also, management   expects   the
Infomercial   Joint   Venture   to  begin   production   in  Fiscal   1996  of
a  new infomercial,   to  promote   and  sell  new   products   in   HyTech's
skin  care  line  as  well  as  other  new products.

        In addition, during the fourth quarter of Fiscal 1995 and the first quarter of Fiscal 1996, the Infomercial Joint Venture began other marketing and promotional activities to maximize Infomercial sales. These include a program to follow-up inquiries from Infomercial viewers for more information on Hydron products and convert them into sales, and a telemarketing program for existing Infomercial customers, to offer them an opportunity to automatically receive the skin care collection on a regular basis without having to re-order, and to encourage them to purchase additional Hydron products.

        Management anticipates that during Fiscal 1996, QVC network programming and Infomercial programming will be supplemented by additional marketing and promotional activities, including but not limited to print and electronic direct response marketing, advertising and public relations. In Fiscal 1995, numerous major magazines with international distribution included Hydron skin care products in feature articles and columns. In February 1996, HyTech contracted with an agency specializing in broadcast media as well as health and beauty print media, to provide broader public relations support for its products.

        In addition, during Fiscal 1995, HyTech established and staffed a customer service department to respond promptly to consumer inquires regarding its products and technology. HyTech also launched a newsletter, mailed quarterly to QVC and Infomercial customers who have previously purchased Hydron products. The newsletter provides information on new Hydron products, educates consumers on proper skin and hair care, responds to customer questions, and facilitates re-ordering. Management believes that since its debut, the newsletter has had a positive impact on back-end sales. HyTech simplifies re-ordering of its products through QVC by printing QVC's toll-free telephone number and each product's assigned QVC item number on all product packaging, package inserts and other marketing material.

        To a limited extent, HyTech also markets its personal care/cosmetics products directly to shareholders, and its personal care/cosmetics and dental products directly to the health care professionals. In Fiscal 1995, HyTech expanded European marketing of its Hydrocryl dental products by adding an exclusive distributor in Spain. Management expects to broaden direct marketing efforts to U.S. customers during Fiscal 1996, and is actively seeking other international distributorships. HyTech does not presently have a sales force actively engaged in direct marketing to health care professionals. The health care products market is highly competitive, and several other companies have much greater capital resources, and utilize well established channels of distribution to market their professional products. To date, HyTech has not realized substantial revenues from sales of its professional products.

Manufacturing

        Hydron polymer-based products are manufactured exclusively for HyTech by independent third parties, and to date HyTech has principally used one cosmetic filler because of its quality manufacturing and reasonable cost. All raw materials and packaging components for HyTech's consumer and professional product lines are readily available to HyTech. To date, contract manufacturing has permitted HyTech to meet rapidly escalating inventory requirements in a timely manner. During Fiscal 1996, HyTech expects to utilize additional third party manufacturers to produce select new products. Also, HyTech and its primary cosmetic filler have established relationships with additional third party cosmetic fillers who could produce HyTech's cosmetic products should increased capacity be required.

        HyTech is not dependent on any sole manufacturer except National Patent, which has agreed to make the Hydron polymer available to HyTech as needed, and to provide HyTech with all manufacturing procedures (including know-how) and render necessary and reasonable technical assistance, should National Patent be unable to meet HyTech's requirements for Hydron polymer.

Inventory

        At December 31, 1995, HyTech maintained inventory valued at approximately $4.0 million, as compared to approximately $3.26 million at December 31, 1994. The increase in the amount of inventory resulted from new product introductions, as well as anticipated increases in sales volume to be generated by the Infomercial.

        HyTech delivers its orders within two (2) weeks of the date orders are booked. As a result thereof, HyTech had no backlog of firm booked orders at December 31, 1995 or December 31, 1994. Although the business of HyTech is not seasonal, orders are placed by QVC after it determines its programming, and therefore, fluctuations in sales, which to date have been virtually all to QVC, may occur on a monthly and quarterly basis.

        The QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and HyTech receive payment from QVC thirty
(30) days after shipment of goods. In view of the thirty (30) day payment terms in connection with sales to QVC and to the Infomercial Joint Venture, management does not anticipate any difficulty in financing foreseeable inventory requirements.

Government Regulation

        All of HyTech's skin care, hair care, and bath and body products are "cosmetics" as that term is defined under the Federal Food, Drug and Cosmetics Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Certain of HyTech's products, i.e. those which contain a sunscreen, such as the daytime Facial Moisturizer, are also classified as a "drug," as the categories of cosmetic and drug are not mutually exclusive. Regulatory requirements for sunscreen products include additional labeling requirements, registration of the manufacturer and semi-annual update of the drug list.

Research and Development

        During Fiscal 1995, HyTech's contract research and development program substantially completed development of a hair conditioner and finishing spray, an alpha-hydroxy (natural fruit acid) body creme, and a soap-free cleansing gel. At year-end, development efforts were continuing for numerous other personal care/cosmetic products. These efforts include product formulation, packaging design and prototypes, extensive product safety and stability testing conducted by dermatologists, along with non-comedogenicity tests where appropriate, certain efficacy studies to support product claims, and consumer focus groups and panel tests. HyTech's research and development program is headed by Charles Fox, a consultant to HyTech, who was formerly director of product development for Warner Lambert Company's personal products division and president of the Society of Cosmetic Chemists.

        Management anticipates completing development of products initiated in Fiscal 1995 during Fiscal 1996, and expects to focus research and development resources on additional Hydron polymer based products as determined by management's assessment of consumer demand, compatibility with HyTech's proprietary technology, and sales potential. HyTech also anticipates devoting greater resources in Fiscal 1996 to developing new polymer technology that may enhance the benefits of its patented emulsification process as a delivery system for cosmetic and over-the-counter drug ingredients.

Foreign Operations

        Direct foreign sales by HyTech in Fiscal 1995 were not significant as a percentage of consolidated net sales. However, during Fiscal 1995 HyTech significantly expanded its European marketing efforts, begun with a QVC electronic retail affiliate in the United Kingdom in December 1994, by increasing the frequency with which "Hydron Care" one-hour programs aired on the network.

        Management expects to further expand its marketing efforts in other European countries, and in other markets in the Western Hemisphere during Fiscal 1996. In addition, HyTech is reviewing other opportunities to exploit its consumer products through various retail marketing and distribution methods in regions not covered under the QVC License Agreement.

Employees

        HyTech currently has eight (8) full-time employees, five (5) of whom are executive officers or directors. HyTech also maintains relationships with various consultants, who assist HyTech with new product development, packaging design, marketing, public and investor relations, financial and business management.


Item 2.  Properties

        HyTech maintains its offices at Yamato Office Center, 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431, and occupies approximately 5,500 square feet of office space. The term of the lease expires in August 2001 and requires monthly rent of approximately $6,600 subject to increases in the Consumer Price Index, plus increases in taxes and specified operating costs over set amounts.

        HyTech maintains warehouse space of approximately 31,000 and 1,200 square feet at 95 Mayhill Street, Saddle Brook, New Jersey 07663 and 6600 West Rogers Circle, Boca Raton, Florida 33487 pursuant to leases which expire in August 2000 and September 1998 at monthly rents of approximately $14,000 and $700, respectively.

        Management believes that such facilities are satisfactory for its present needs.

Item 3.  Legal Proceedings

        HyTech is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.



                                   Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        HyTech's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("The Nasdaq National Market") under the symbol HTEC. The following tables indicate the closing prices for each quarter of HyTech's last two (2) fiscal years, as reported by The Nasdaq National Market.

             Fiscal 1995             High Closing Price      Low Closing Price
           Fourth Quarter                  3-1/16                  1-3/4
            Third Quarter                  5-1/16                 2-15/16
           Second Quarter                   5-1/8                  4-1/4
            First Quarter                   5-3/8                  3-7/8



             Fiscal 1994       High Closing Price      Low Closing Price
           Fourth Quarter            6-5/16                  4-1/4
            Third Quarter            6-9/16                 4-9/16
           Second Quarter            4-15/16                   2
            First Quarter            2-31/32                2-1/16


        As of March 1, 1996, there were 4,278 record holders of HyTech's Common Stock. No cash dividends were paid during the fiscal year ended December 31, 1994 or at any time prior thereto. In January 1995, HyTech instituted a regular quarterly cash dividend of two and one-half cents ($.025) per share and paid a dividend in March, June, September and December 1995. In February 1996, HyTech's Board of Directors declared a two and one-half cents ($.025) per share dividend for record holders on March 15, 1996 and payable on March 29, 1996. The payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including HyTech's earnings and financial condition.


Item 6.  Selected Financial Data

                                 Fiscal Years Ended December 31,
                             1995             1994               1993              1992              1991
  Net sales             $  7,303,468      $ 8,640,234        $   698,109       $   168,833       $   164,147
  Operating income
  (loss)                $  1,566,212      $ 3,418,599        $(1,446,944)      $(1,453,752)      $(1,246,248)

  Interest and
  investment income     $    325,010      $   219,607        $    85,909       $   127,569       $   305,765

  Net income (loss)     $  1,782,588      $ 3,638,206        $(1,361,085)      $(1,338,225)      $  (940,483)
  Net income (loss)
  per common

  share                     $ .08               $ .16             $(.07)            $(.07)            $(.06)
  Total assets          $ 12,992,111      $13,809,583        $ 7,635,267       $ 6,657,326       $ 6,898,357

  Total
  stockholders'
  equity                $ 12,561,548      $13,013,459        $ 7,456,653       $ 6,610,889       $ 6,844,634

Item  7.   Management's   Discussion   and  Analysis  of  Financial
Condition   and  Results  of Operations

Overview

        HyTech sells specialty personal care/cosmetics products, primarily for skin care, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. The QVC License Agreement provides that QVC will purchase licensed products solely from HyTech, and the License Agreement with National Patent provides that HyTech will generally pay royalties on its sales to National Patent and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics for consumers and health care products for professionals using Hydron polymers, and anticipates using its patented technology as a drug delivery system in proprietary products, in which Hydron polymers act as a drug release mechanism. HyTech intends to either seek licensing arrangements for its drug delivery technology with third parties, or develop and market proprietary products through its own efforts. HyTech commenced marketing its products on QVC in April 1994.


Results of Operations - Fiscal 1995 versus Fiscal 1994

        Net sales for the fiscal year ended December 31, 1995 ("Fiscal 1995") of $7,303,468 reflect a decrease of $1,336,766, or 15% from $8,640,234 in net sales for the fiscal year ended December 31, 1994 ("Fiscal 1994"). This decrease is primarily the result of QVC's purchasing patterns, partially offset by increased sales to the Infomercial Joint Venture and QVC's European affiliate ("QVC Europe"). QVC's purchasing patterns, which are primarily affected by the timing of Hydron Care programming, resulted in QVC holding approximately $1.8 million more of HyTech's inventory, at QVC's cost, at December 31, 1994 than it held in inventory at December 31, 1995. Retail sales of HyTech's products by QVC to consumers increased thirty percent (30%) in Fiscal 1995 over retail sales in Fiscal 1994.

        No obligation exists for QVC to purchase product under the terms of the QVC License Agreement, except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights.

        Management is actively pursuing opportunities to increase on-air programming on QVC in Fiscal 1996, focusing primarily on new program formats, line extensions and special promotions. In Fiscal 1995, special one-day promotions of Hydron products conducted by QVC in February and July generated $2.4 million and $2.2 million in retail sales to consumers during two 24-hour periods, respectively. However, no assurances can be given that QVC will grant

HyTech additional on-air selling time; and the failure to receive such additional on-air selling time could negatively impact sales. Management anticipates that increased sales to the Infomerical Joint Venture, albeit at lower gross margins, together with an increase in back-end sales, may offset any such decrease in sales, if any.

        Approximately 98% of HyTech's sales during Fiscal 1995 and Fiscal 1994 were to QVC and its related entities, including the Infomercial Joint Venture and QVC Europe. Management anticipates that sales to QVC will continue to grow as HyTech further extends its skin care line, adds other product lines, and broadens its marketing efforts to include other forms of electronic and conventional retailing. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

        HyTech's gross profit margin decreased 7% to 65% in Fiscal 1995, compared to 72% in Fiscal 1994. This decrease is due primarily to fluctuations in the mix of products sold to QVC in those periods. During Fiscal 1995, HyTech introduced five (5) new products, three (3) of which were hair care or bath and body products which provide a lower profit margin than HyTech's skin care products. Further, management, in conjunction with QVC, made the decision to package several of HyTech's individual skin care products in a collection and agreed to price such collection at a substantial discount from the aggregate costs of all of the individual items. This marketing strategy is a concerted effort by management to further broaden the number of consumers using HyTech's products, as well as to increase the distribution of the complete Hydron product line. Management believes that once consumers sample a wider variety of HyTech's products, they are more likely to reorder more of such products, either the entire collection, or individual products at higher prices.

        Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses decreased 16% to $177,468 in Fiscal 1995, compared to $211,909 in Fiscal 1994. The amount of R&D expenses per year varies, depending on the steps taken toward development during such year, as well as the number and type of products under development at such time. Substantially all of the R&D activities have been performed for HyTech by Charles Fox Associates Inc. ("the Consultant") pursuant to a series of one-year agreements.

        HyTech has entered into an agreement with the Consultant providing for research and development services for a one-year period commencing March 1, 1996, in return for a monthly fee of $5,000 plus reimbursement of expenses. In addition, such agreement provides that the principal of the Consultant, Charles Fox, will make live appearances on QVC, and will appear for taping of one (1) or more infomercials for HyTech products. In return for such personal appearances, during calendar year 1996 HyTech will pay a royalty to the Consultant equal to two and one-half (2.5%) percent of the net sales of Hydron polymer based products, with a maximum royalty of $218,125. Such royalty will be paid quarterly, with a minimum quarterly sales royalty to the Consultant equal to $54,531.25. Finally, the Consultant has agreed that such royalty payments will be used solely to exercise three (3) outstanding stock options held by Charles

Fox to purchase an aggregate of 100,000 shares of common stock of HyTech.

        Selling, general and administrative expenses in Fiscal 1995 increased 24% to $2,288,841 from $1,842,414 in Fiscal 1994. This increase is attributable to an overall increase in salary requirements, expansion of full-time staff, including customer service personnel, and increased advertising expenses, primarily relating to the production and mailing of HyTech's quarterly newsletter. This increase in overall selling, general and administrative expenses was partially offset by a non-recurring, predominantly non-cash charge in Fiscal 1994 of approximately $120,000 in legal and miscellaneous costs related to the settlement of a lawsuit.

        Interest and investment income in Fiscal 1995 increased 48% percent, to $325,010 from $219,607 in Fiscal 1994, resulting from the investment of additional cash from operations. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         Net income for Fiscal 1995 decreased 51% to $1,782,588 from $3,638,206 for Fiscal 1994, primarily a result of the factors discussed above.

Results of Operations - Fiscal 1994 versus Fiscal 1993

        Net sales for Fiscal 1994 were $8,640,234, over 1,000% higher than net sales of $698,109 for the fiscal year ended December 31, 1993 ("Fiscal 1993"). The increase is due primarily to the continued marketing of HyTech's All Over Moisturizer and the commencement of marketing of ten (10) additional products in HyTech's Best Defense by Hydron skin care line on QVC. HyTech's All Over Moisturizer was launched on the shopping network in May 1993. Prior to that time, although HyTech had attempted to market this product and its professional oral health care products on a limited basis through other means, HyTech's primary business focus before Fiscal 1993 was product research and development based on its proprietary, patented technology. Approximately 98% and 59% of HyTech's sales during Fiscal 1994 and Fiscal 1993, respectively, were to QVC.

        HyTech's gross profit margin increased 27% to 72% in Fiscal 1994, compared to 57% in Fiscal 1993. This increase is directly attributable to the addition of higher margin facial skin care products introduced in Fiscal 1994.

        R&D expenses decreased 48% to $211,909 in Fiscal 1994, compared to $406,860 in Fiscal 1993, as management had conducted significant development efforts during Fiscal 1993 in anticipation of marketing HyTech's products on QVC. During Fiscal 1994, HyTech continued to develop products that were subsequently launched by QVC.

        Selling, general and administrative expenses in Fiscal 1994 increased 72% to $1,842,414 from $1,072,939 in Fiscal 1993. This increase is attributable to an overall increase in salary requirements, expansion of full-time staff, greater insurance expenses, and increased selling expenses due to significantly higher sales. In addition, selling, general and administrative expenses for Fiscal 1994 included a non-recurring, predominantly non-cash charge of approximately $120,000 in legal and miscellaneous costs related to the settlement of a lawsuit. The increase in overall selling, general and administrative expenses due to growing sales levels was partially offset by a decrease in the amount of advertising and marketing expenses that occurred as a result of the marketing of HyTech's products by QVC.

        Interest and investment income in Fiscal 1994 increased 156% percent, to $219,607 from $85,909 in Fiscal 1993, resulting from substantially higher cash balances due to increased sales levels.

        Net income for Fiscal 1994 was $3,638,206 as compared to a net loss of $1,361,085 for Fiscal 1993. This change is primarily a result of the factors discussed above.

Liquidity and Financial Resources

        HyTech's overall financial condition remains strong as reflected in the Consolidated Balance Sheets at December 31, 1995 compared to December 31, 1994. Working capital at December 31, 1995 was approximately $9.0 million and cash flow from operations in Fiscal 1995 increased to $1,716,931 from $397,545 in Fiscal 1994. HyTech's cash flow from operations is a direct result of its marketing efforts with QVC. The QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty (30) days after QVC's receipt of such goods.

        Investing activities used $859,509 in Fiscal 1995, as compared to $69,305 in Fiscal 1994. The Fiscal 1995 investing activities consisted primarily of leasehold improvements for HyTech's new administrative office and HyTech's investment in the Infomercial Joint Venture.

        Financing activities in Fiscal 1995 related primarily to the payment of cash dividends totaling $2,263,374. Financing activities in Fiscal 1994 generated proceeds of $1,708,600 from the issuance of common stock as the result of the exercise of stock options.

         Based on HyTech's absence of any short or long term debt, present cash position, relatively small accounts payable, third-party contractual approach to manufacturing and R&D, and present business strategy, management believes that HyTech has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty (30) day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements. However, management recognizes that HyTech does not have the financial resources to sustain a conventional national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management has obtained with QVC, and continues to seek internationally, marketing, licensing and distribution agreements with third parties which have greater financial resources and that can enhance HyTech's product introductions with appropriate national marketing support programs.

        The effect of inflation has not been significant upon either the operations or financial condition of HyTech.



Item 8.  Financial Statements and Supplementary Data

        The Consolidated Financial Statements of HyTech are contained in this report following Item 14.


Item  9.  Changes  in  and   Disagreements   with   Accountants   on
Accounting   and  Financial Disclosure

        Not applicable.




                                  Part III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

        Listed below are the directors and executive officers of HyTech as of March 15, 1996.

Name                                Position
                                    Director, Chairman of the Board,
Harvey Tauman                       Chief Executive Officer, President and
                                    Treasurer
Richard Tauman                      Director and Executive Vice President
Chaudhury M. Prasad                 Director, Vice President, Operations and
                                    Secretary
Frank Fiur                          Director
Samuel M. Leb, M.D.                 Director
Nestor M. Cardero, C.P.A.           Director
Joseph A. Caccamo, Esq.             Director
Richard Banakus                     Director
Hugues Lamotte                      Director

Karen Gray                          Vice President, Corporate Communications
Thomas G. Burns                     Vice President, Finance and Chief
                                    Financial Officer


Business Experience

        Harvey Tauman, age 54, has been Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer of the Company for more than the past five (5) years. Mr. Tauman became a director of the Company in 1971. Harvey Tauman is the father of Richard Tauman, who is a Director and Executive Vice President.

        Richard Tauman, age 29, became a Director and Vice President, Production, in March 1994. In April 1995 he was appointed Executive Vice President. In May 1989 he graduated from the University of Miami with a BBA degree in Marketing, and since such time has worked for the Company, predominately in product production. Richard Tauman is the son of Harvey Tauman, the Chairman of the Board and President.

        Chaudhury M. Prasad, age 49 and a Director since 1975, has been Vice President, Operations, and Secretary of the Company for more than the past five
(5) years.

        Frank Fiur, age 82 and a Director since 1980, has been a consultant to the Company on business and financial matters for more than the past five (5) years. In addition, he is a real estate broker and salesman for The Fiur Organization, Inc., industrial real estate brokers.

        Samuel M. Leb, age 72 and a Director since 1988, was a self-employed practicing surgeon from 1958 through August 1993, when he retired. From 1969 through December 1987, he was a member of the Board of Trustees of Parkway Regional Medical Center, North Miami Beach, Florida.

        Nestor M. Cardero, age 55 and a Director since 1990, is a certified public accountant in private practice. He was a tax partner at Karpel & Company, P.A. from March 1989 through November 1990. Prior to that time and for more than five (5) years, he was a tax partner at KPMG Peat Marwick and its predecessor KMG Main Hurdman, the Company's former independent auditors.

        Joseph A. Caccamo, age 40 and a Director since August 1992, has been a practicing attorney since 1981. From May 1987 through February 1991, he was an associate of Parker Chapin Flattau & Klimpl, New York City, and from February 1991 through August 1991, he was of counsel to Brandeis, Bernstein & Wasserman, New York City. In September 1991 he founded Joseph A. Caccamo Attorney at Law, P.C., which is general counsel to the Company. He is also a director of Jean Philippe Fragrances, Inc., a company engaged in the production and distribution of fragrances and cosmetics, which has its common stock listed on The Nasdaq Stock Market (National Market System).

        Richard Banakus, age 49, was elected as a member of the Board of Directors in June 1995. During the period from April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was the managing partner of Banyan Securities, Larkspur, California, which he founded.

        Hugues Lamotte, age 53, was elected as a member of the Board of Directors in June 1995. Mr. Lamotte has been engaged in managerial, marketing and asset management functions in international finance for the past twenty-seven (27) years. He has a broad array of investment experience, working both in the United States and European Community. From 1974 through 1993 he was the Managing Director of Wertheim Schroder & Co., Incorporated, a full service investment banking firm with offices in New York, London and Paris. He is credited with starting the firm's European operation and opened offices in London, Paris and Geneva, and was formerly President of Wertheim Schroder International. During his association with Wertheim Schroder & Co., he advised numerous European and United States institutional clients with regard to their global asset allocations and investments. In 1993, he started an investment firm, Atlas Capital Management, and is its Chairman and Chief Executive Officer. In addition, he is the Manager of Atlas Global Fund. Mr. Lamotte is an MBA graduate of the University of Paris.

        Karen Gray, age 37, was appointed Vice President, Corporate Communications in October 1993. From 1984 until October 1990, Ms. Gray was the Director of Corporate Communications for ISI Systems, Inc., a then publicly held company and producer and distributor of computer software for the insurance industry. From November 1990 through December 1990, Ms. Gray was relocating to Florida, where she founded Mar/Comm Associates, Inc., Miami Beach, Florida, a marketing communications firm. From January 1991 to October 1993, she was the principal of Mar/Comm Associates, Inc., which acted as a public and investor relations consultant to the Company from June 1992 through October 1993.

        Thomas G. Burns, age 38, was hired as Chief Financial Officer in June 1994, and was appointed as Vice President, Finance in April 1995. Mr. Burns

served most recently as Audit Senior Manager for Ernst & Young, LLP of West Palm Beach, Florida, where he had worked as a certified public accountant since 1981.


Item 11.  Executive Compensation

        The following table sets forth a summary of all compensation awarded to, earned by, or paid to HyTech's Chief Executive Officer and all other persons who were executive officers of HyTech for services rendered in all capacities to HyTech and its subsidiaries during the fiscal years ended December 31, 1995, December 31, 1994 and December 31, 1993:




                         SUMMARY COMPENSATION TABLE

                                                         Annual Compensation                                Long Term Awards
                                                                                       Other
                                                                                       Annual           Number
                                                                                       Compensation     of          All Other
       Name and Principal Position                Year        Salary ($)     Bonus ($) ($)              Options     Compensation
     Harvey Tauman, Chief Executive Officer,      1995          $402,480     $100,000  $       4,940     100,000          $30,960
     President and Treasurer(1)                   1994           335,400      150,000          4,940     200,000              -0-
                                                  1993           260,251          -0-      1,381,110(2)      -0-              -0-

     Richard Tauman, Executive Vice President(3)  1995          $ 74,360     $ 12,500  $         -0-      60,000          $ 2,860
                                                  1994            58,525       10,500        523,813(4)      -0-              -0-
                                                  1993                NA           NA             NA          NA               NA

     Chaudhury M. Prasad, Vice President,         1995          $ 76,440     $  7,500  $         -0-       2,500               -0-
     Operations and Secretary(5)                  1994            72,800        7,500        679,939(6)      -0-               -0-
                                                  1993            65,508          -0-          9,996         -0-               -0-

     Karen Gray, Vice President, Corporate        1995          $ 60,060     $ 10,000  $          -0-     10,000               -0-
     Communications(7)                            1994            54,000        7,500        103,750(8)      -0-               -0-
                                                  1993             8,400          -0-             -0-     50,000               -0-

     Thomas G. Burns, Vice President, Finance     1995          $ 88,452     $ 10,000  $       4,800      10,000               -0-
     and Chief Financial Officer(9)               1994            48,600        5,000          2,800      50,000               -0-
                                                  1993                NA           NA             NA          NA                NA

_______________
         (1) As of December 31, 1995 Mr. Tauman beneficially held 2,000,000 restricted shares of Common Stock, with an aggregate value of $3,500,000 based upon the closing price of HyTech's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $1.75.

         (2) Represents income attributable to the difference between the exercise price of stock options and the fair market value of the Common Stock on the date of exercise.

         (3) As of December 31, 1995 Mr. Tauman beneficially held 100,000 restricted shares of Common Stock, with an aggregate value of $175,000 based upon the closing price of HyTech's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $1.75.

         (4) Represents income attributable to the difference between the exercise price of stock options exercised and the fair market value of the Common Stock on the date of such exercise.

         (5) As of December 31, 1995 Mr. Prasad held 200,200 restricted shares of Common Stock, with an aggregate value of $350,350 based upon the closing price of HyTech's Common Stock as reported by the Nasdaq Stock Market, National

Market system, of $1.75.

         (6) Represents income attributable to the difference between the exercise price of stock options exercised and the fair market value of the Common Stock on the date of such exercise.

         (7) Ms. Gray did not hold any restricted shares of Common Stock as of December 31, 1995.

         (8) Represents income attributable to the difference between the exercise price of stock options exercised and the fair market value of the Common Stock on the date of such exercise.

         (9) Mr. Burns did not hold any restricted shares of Common Stock as of December 31, 1995.



         The following table sets forth certain information relating to stock option grants during Fiscal 1995, for HyTech's Chief Executive Officer and all other persons who were executive officers of HyTech and its subsidiaries for Fiscal 1995:



                                    OPTION GRANTS IN LAST FISCAL YEAR
                                                                                              Potential Realized Value
                               Individualized Grants                                         at Assumed Rates of Stock
                                                                                            Appreciation for Option Term
                           Number of
                           Securities      Percent of Total
                           Underlying      Options Granted                                   Five (5%)    Ten (10%)
                           Options         to Employees in     Exercise   Expiration         Percent      Percent
    Name                   Granted (#)     Fiscal Year         Price      Date               ($)          ($)
    Harvey Tauman           100,000        0.48                 $2.285       11/07/2000        $63,130     $139,502
    Richard Tauman           10,000        0.05                  2.285       11/07/2000          6,313       13,950
    Richard Tauman           50,000        0.24                  4.606       01/05/2000         63,631      140,608(1)
    Chaudhury M.
    Prasad                    2,500        0.01                  2.285       11/07/2000          1,578        3,488
    Karen Gray               10,000        0.05                  2.285       11/07/2000          6,313       13,950

    Thomas G. Burns          10,000        0.05                  2.285       11/07/2000          6,313       13,950


        The following table sets forth certain information relating to option exercises effected during Fiscal 1995, and the value of options held as of such date by HyTech's Chief Executive Officer and all other persons who were executive officers of HyTech and its subsidiaries for Fiscal 1995:


                  AGGREGATE OPTION EXERCISES FOR FISCAL 1995
                          AND YEAR END OPTION VALUES

                                                                                                    Value(10) of
                                                                                                 Unexercised In-the-
                                                                                                   money Options at
                                                                   Number of Unexercised          December 31, 1995
                        Shares Acquired           Value ($)              Exercisable/               Exercisable/
      Name              on Exercise               Realized(11)           Unexercisable               Unexercisable
  Harvey Tauman                 -0-                  -0-                 300,000/-0-                  $-0-/-0-
  Richard Tauman                 -0-                 -0-                  60,000/-0-                  $-0-/-0-
  Chaudhury M.
  Prasad                         -0-                 -0-                  2,500/-0-                   $-0-/-0-
  Karen Gray                     -0-                 -0-                  90,000/-0-                 $10,000/-0-

  Thomas G. Burns                -0-                 -0-                30,000/30,000                 $-0-/-0-



--------

(10) Total value of unexercised options is based upon the closing price ($1.75) of the Common Stock as reported by the Nasdaq Stock Market on December 31, 1995.

(11) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by the Nasdaq Stock Market on the date of exercise and the exercise price of the options at the time of the exercise.


        Harvey Tauman has an employment agreement with HyTech whereby he is to serve as Chief Executive Officer, President and Treasurer of HyTech through April 30, 2003. His salary will increase annually by an amount equal to the greater of (i) 5% of his base salary for the immediately preceding employment term or (ii) increases as reflected in the Consumer Price Index, and which may also be increased at any time at the discretion of the Board of Directors. In addition, effective September 1, 1993 contemporaneous with the commencement of the effective date of the QVC License Agreement, the Board of Directors voted to increase Mr. Tauman's base salary (as defined in the employment agreement) by $100,000 in consideration of the services to be performed by Harvey Tauman pursuant to the terms of the QVC License Agreement. Such increase in base salary is to remain in effect only for the so long as the QVC License Agreement shall remain in effect.

        Richard Tauman has an employment agreement with HyTech whereby he is to serve as Vice President, Production of HyTech through August 31, 2004. His salary will increase annually by an amount equal to the greater of (i) five percent (5%) of his base salary for the immediately preceding employment term or (ii) increases as reflected in the Consumer Price Index and which may also be increased at any time at the discretion of the Board of Directors.

        Chaudhury M. Prasad has an employment agreement with HyTech whereby Mr. Prasad is to serve as Secretary of HyTech through April 30, 2003. His annual salary may be increased at any time at the discretion of the Board of Directors.

        Each of the above employment agreements provide that, if a change in control of HyTech has occurred and thereafter such employee shall terminate his employment with HyTech, or if his employment is terminated by HyTech for any reason other than death or disability, such employee shall be entitled to receive (i) his regular compensation, including all awards, perquisites and benefits, through the date on which his employment terminates and (ii) a lump sum payment in an amount equal to 2.99 times his "base amount" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended).

Compensation of Directors


        There are no standard arrangements whereby directors who are also employees of HyTech are compensated.

        Nonemployee directors receive an annual fee of $5,000, and in November 1995 each of Messrs. Frank Fiur, Samuel M. Leb, Nestor Cardero, Joseph A. Caccamo, Richard Banakus and Hugues Lamotte were paid $5,000 for their service as a director.

        On December 22, 1993, the Board of Directors of HyTech adopted the 1993 Nonemployee Stock Option Plan (the "1993 Plan"). This Plan was approved by the stockholders on July 19, 1994. The purpose of the 1993 Plan is to assist HyTech in attracting and retaining key directors who are responsible for continuing the growth and success of HyTech.

        The 1993 Plan provides nonqualified stock options for nonemployee directors to purchase an aggregate of 250,000 shares of Common Stock, with grants of options to purchase 10,000 shares on each September 1st, and grants of options to purchase 10,000 shares upon election or appointment of any new nonemployee directors which will not be exercisable for a one (1) year period, at an exercise price equal to the fair market value of HyTech's Common Stock on the date of grant but in no event less that $2.50 per share. Each of Messrs. Frank Fiur, Samuel M. Leb, Nestor Cardero and Joseph A. Caccamo were granted options to purchase 10,000 shares of Common Stock at the exercise price of $3.21875 per share in September 1995. Each of Messrs. Richard Banakus and Hugues Lamotte were granted options to purchase 10,000 shares of Common Stock at the exercise price of $4.78125 per share under the 1993 Plan upon their election to the Board of Directors in June 1995.



Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of the close of business on March 15, 1996 as to the total number of shares of equity securities of HyTech, owned by each director, and by all officers and directors of HyTech as a group (eleven (11) persons), and by each person known to HyTech to be the beneficial owner of more than five percent (5%) of HyTech's Common Stock:

    Name and Address of Beneficial              Amount and Nature of                  Approximate Percent
                Owner                           Beneficial Ownership                       of Class
              Harvey Tauman                          2,390,000(12)                           10.4%
           1001 Yamato Road
         Boca Raton, FL 33431

            Richard Tauman                            160,000(13)                         Less than 1%
           1001 Yamato Road
         Boca Raton, FL 33431

          Chaudhury M. Prasad                         202,700(14)                         Less than 1%
           1001 Yamato Road
         Boca Raton, FL 33431

             Karen Gray                                90,000(15)                         Less than 1%
           1001 Yamato Road
         Boca Raton, FL 33431

              Frank Fiur                               145,000(16)                         Less than 1%
          469 W. 83rd Street
           Hialeah, FL 33041

         Samuel M. Leb. M.D.                           301,252(17)                           1.2%
      1905 So. Oak Haven Circle
      No. Miami Beach, FL 33179

       Nester M. Cardero, C.P.A.                        43,500(18)                         Less than 1%
       14222 S.W. 97th Terrace
            Miami, FL 33183

        Joseph A. Caccamo. Esq.                         45,500(19)                         Less than 1%
           666 Third Avenue
              18th Floor
          New York, NY 10017

            Thomas G. Burns                             60,000(20)                         Less than 1%
           1001 Yamato Road
         Boca Raton, FL 33431

           Richard Banakus                            1,510,000(21)                             6.7%
          82 Verissimo Drive
           Novato, CA 94947


            Hugues Lamotte                              410,000(22)                             1.8%
        Atlas Capital Limited
          5 Clifford Street
        London, W1X1RB England

         All officers adn directors                    5,215,952(23)                           22.8%
         group (11 persons)


--------------
(12) Consists of 1,000,000 shares held directly; options to purchase 300,000 shares; 766,889 shares held as co-trustee and life estate beneficiary of Marital Trust of deceased spouse; 233,111 held as personal representative and life estate beneficiary of estate of deceased spouse; and 90,000 shares held as trustee for emancipated children.

(13) Consists of 55,000 shares held directly; 45,000 shares as beneficiary of a trust; and options to purchase 60,000 shares.

(14) Consists of 200,200 shares held directly and options to purchase 2,500 shares.

(15) Consists of options to purchase shares.

(16) Consists of 125,000 shares held directly; and options to purchase 20,000 shares of Common Stock. Does not include 109,000 shares held directly by Evette Fiur, his wife, as to which he disclaims beneficial ownership.

(17) Consists of 107,100 shares held jointly with his wife; 164,152 shares held indirectly through an IRA; and options to purchase 30,000 shares.

(18) Consists of 1,500 shares held indirectly through an IRA, 2,000 shares held jointly with his wife, 20,000 shares of Common Stock held directly and options to purchase 20,000 shares. Does not include 1,500 shares held by his wife in an IRA, as to which Mr. Cardero disclaims beneficial ownership.

(19) Consists of options to purchase 45,000 shares and 500 shares held as trustee for the benefit of his family.

(20) Consists of options to purchase shares.

(21) Consists of 1,500,000 shares held directly and options to purchase 10,000 shares.

(22) Consists of 300,000 shares held directly and options to purchase 110,000 shares.

(23) Consists of 4,565,452 shares held directly and options to purchase 647,500 shares, as well as 3,000 shares held by National Patent Development Corporation, which has granted to the Company a proxy to vote its shares of Common Stock.



Item 13. Certain Relationships and Related Transactions

        Joseph A. Caccamo, a director of HyTech, is the principal of Joseph A. Caccamo Attorney at Law, P.C., general counsel to HyTech. Mr. Caccamo's firm was paid $64,224 in legal fees and for reimbursement of disbursements incurred on behalf of HyTech during Fiscal 1995. Mr. Caccamo was granted options in Fiscal 1995 to purchase 10,000 shares at $3.21875, the fair market value at the time of grant, and received a non-employee director's fee of $5,000.



                                   Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.

The following financial statements required by Item 8 follow Item 14 of this Report:

                                                           Page

Report of Independent Certified
  Public Accountants                                       F-1

Financial Statements:

  Consolidated Balance Sheets, December 31,                F-2
  1995 and 1994

  Consolidated Statements of Operations for the
  Years Ended December 31, 1995, 1994 and 1993             F-3

  Consolidated Statements of Stockholders'                 F-4
  Equity for the Years ended December 31, 1995,
  1994 and 1993

  Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1995, 1994 and 1993             F-5-6

  Notes to Consolidated Financial Statements               F-7


All financial schedules are omitted since the required information is not present or is not present in significant amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or notes thereto.


(a)(3) Exhibits:

        The following Exhibits are filed as a part of this Report:

        The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1985:

Exhibit No. and Description

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as Filed with the Secretary of State of New York on March 4, 1981 (filed therein as Exhibit 3.1).

        The following document heretofore filed with the Commission is incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1986:

Exhibit No. and Description

4.0 Non-Qualified Stock Option Plan (filed as Exhibit 4.0 therein).

        The following document heretofore filed with the Commission is incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1987:

Exhibit No. and Description

3.2 By-laws of HyTech, as amended March 17, 1988 (filed therein as Exhibit
3.2).

4.1 Incentive Stock Option Plan, as amended January 2, 1987 (filed as Exhibit
4.1 therein).

        The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1988:

Exhibit No. and Description

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of the State of New York on November 14, 1988 (filed therein as Exhibit 3.2).

10.6 Indemnification Agreement dated September 23, 1988 between Dento-Med and Harvey Tauman (filed therein as Exhibit 10.8).

10.7 Indemnification Agreement dated September 23, 1988 between Dento-Med and Ilene Tauman (filed therein as Exhibit 10.9).

10.8 Indemnification Agreement dated September 23, 1988 between Dento-Med and Frank Fiur (filed therein as Exhibit 10.10).

10.9 Indemnification Agreement dated September 23, 1988 between Dento-Med and Chaudhury M. Prasad (filed therein as Exhibit 10.11).

        The following document heretofore filed with the Commission is incorporated by reference to HyTech's Current Report on Form 8-K (date of event--November 30, 1989):

Exhibit No. and Description

10.10 Agreement between Dento-Med and National Patent dated November 30, 1989 (filed as Exhibit 10.1 therein).


        The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1989:


Exhibit No. and Description

4.2 1989 Stock Option Plan (filed as Exhibit 4.2 therein).

10.11 Indemnification Agreement between Dento-Med and Samuel M. Leb, M.D. dated May 9, 1989 (filed as Exhibit 10.11 therein).

10.12 Indemnification Agreement between Dento-Med and Richard Tauman dated May 19, 1989 (filed as Exhibit 10.12 therein).

        The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1991:

Exhibit No. and Description

10.13 Indemnification Agreement dated as of January 14, 1992 between Dento-Med and Joseph A. Caccamo Attorney at Law, P.C. (filed as Exhibit 10.13 therein).

        The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.3 Stock Option Agreement and Consulting Agreement between HyTech and John T. Boone dated January 30, 1992.

4.4 Stock Option Agreement between HyTech and DTR Associates Limited Partnership dated March 9, 1992.

4.7 Stock Option Agreement between HyTech and DTR Associates Limited Partnership dated September 15, 1992.

        The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Current Report on Form 8-K (date of report December 6, 1993), as amended by the Form 8 Amendment no. 1 to such Current Report, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.9 Warrant Purchase Agreement, together with Series A and Series B Warrants, dated December 6, 1993, between QVC Network, Inc. and Hydron Technologies, Inc., filed as exhibit no. 4.3 therein.(1)

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and Hydron Technologies, Inc.(24)

----------
24 Filed in excised form, as confidential treatment has been granted for certain portions thereof.

        The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and filed therein as the same exhibit number, unless otherwise noted:


Exhibit No. and Description

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of the State of New York on July 30, 1993.

4.10  1993 Nonemployee Director Stock Option Plan.

10.24 Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated May 13, 1993.

10.25 Amendment to Amended and Restated Employment Agreement between HyTech and Harvey Tauman dated December 20, 1993.

10.26 Amended and Restated Employment Agreement between Dento-Med and Chaudhury M. Prasad dated May 13, 1993.

10.27 Indemnification Agreement dated April 22, 1993 between HyTech and Nestor Cardero.

10.28 Indemnification Agreement dated November 16, 1993 between HyTech and Karen Gray.

10.30 Agreement among HyTech, Jill International, Inc. and John Charles Revson dated November 16, 1993.

        The following document heretofore filed with the Commission is incorporated by reference to HyTech's Current Report on Form 8-K (date of report January 21, 1995), and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.31 Letter Agreement among QDirect, Inc., Hydron Direct, Inc. and DTR Associates dated January 17, 1995


        The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.33 Consulting Agreement made effective as of the 1st day of April, 1994 between Hydron Technologies, Inc. and The Pink Jungle, Inc.

10.35  Employment Agreement dated the 16th day of September, 1994 between and

Hydron Technologies, Inc. and Richard Tauman

10.36 Letter Agreement dated December 22, 1994 among Hydron Technologies, Inc., Roy Reiner and Chemaid Laboratories, Inc.


10.37 Indemnification Agreement dated February 21, 1995 between and Hydron Technologies, Inc. and Thomas G. Burns


        The following exhibits are filed herewith:

Exhibit No. and Description

10.38 Lease for 1001 Yamato Road, Suite 403, Boca Raton, FL between PFRS Yamato Corp. and Hydron Technologies, Inc. dated May 8, 1995

10.39 First Amendment to Lease for 1001 Yamato Road, Suite 403, Boca Raton, FL between PFRS Yamato Corp. and Hydron Technologies, Inc. dated September 15, 1995

10.40 Agreement for use and occupancy of portion of 5 East Building, 95 Mayhill Street, Saddle Brook NJ, between Chemaid Laboratories, Inc. and Hydron Technologies, Inc. dated February 9, 1996

10.41 Depository Agreement between Chemaid Laboratories, Inc. and Hydron Technologies, Inc. dated February 9, 1996

10.42 Consulting Agreement between Charles Fox Associates, Inc. and Hydron Technologies, Inc. dated February 5, 1996

11  Statement re: Computation of Earnings Per Share

21  Subsidiaries of the Registrant.

23.1  Consent of Ernst & Young, LLP, Independent Certified Public Accountants.


        (b) Reports on Form 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of fiscal 1995.


Report of Independent Certified Public Accountants




The Board of Directors and Stockholders
Hydron Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hydron Technologies, Inc. and subsidiaries (HyTech) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of HyTech's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydron Technologies, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Ernst & Young, LLP

West Palm Beach, Florida
February 21, 1996


                   Hydron Technologies, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                         December 31
                                                                                   1995                 1994
                                                                                 --------             --------

Assets
Current assets:
  Cash, including cash equivalents of $4,235,295
    and $5,629,124 at December 31, 1995 and 1994                                 $  4,346,587         $ 5,723,664
  Trade accounts receivable                                                         1,002,969           2,044,604
  Inventories                                                                       3,998,304           3,260,010
  Prepaid expenses and other current assets                                           130,907             100,670
                                                                                -------------         -----------
Total current assets                                                                9,478,767          11,128,948

Property and equipment, less accumulated depreciation
  of $163,830 and $141,000 at December 31, 1995
  and 1994                                                                            620,317             109,386
Deferred product costs, less accumulated
  amortization of $3,697,400 and $3,389,667 at
  December 31, 1995 and 1994                                                        2,264,061            2,571,249
Investment in Joint Venture                                                           221,366                    -
Deposits                                                                              407,600                    -
                                                                                -------------         ------------
                                                                                  $12,992,111          $13,809,583
                                                                                -------------         ------------
                                                                                -------------         ------------
Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable                                                               $   235,645          $   395,862
   Accrued liabilities                                                                194,918              400,262
                                                                                -------------         ------------
Total current liabilities                                                             430,563              796,124

Commitments

Stockholders' equity:
  Common Stock; $.01 par value; 30,000,000 shares authorized, 22,639,816 and
     22,616,816 shares issued and outstanding at December 31, 1995
     and 1994                                                                         226,398              226,168
  Additional paid-in capital                                                       18,113,632           20,348,361
  Accumulated deficit                                                              (5,778,482)          (7,561,070)
                                                                                -------------         ------------
Total stockholders' equity                                                         12,561,548           13,013,459
                                                                                -------------         ------------
                                                                                  $12,992,111          $13,809,583
                                                                                -------------         ------------
                                                                                -------------         ------------


                           See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                                       Year ended December 31
                                                                              1995             1994              1993
                                                                         -----------     ------------    --------------

Net sales                                                                $ 7,303,468      $ 8,640,234      $    698,109
Cost of sales                                                              2,577,606        2,435,557           303,250
                                                                         -----------     ------------     -------------
Gross profit                                                               4,725,862        6,204,677           394,859

Expenses:
   Royalty expense                                                           337,575          386,643            34,399
   Research and development                                                  177,468          211,909           406,860
   Selling, general and administrative                                     2,288,841        1,842,414         1,072,939
   Amortization of deferred product costs                                    307,733          307,303           303,816
   Depreciation and amortization                                              48,033           37,809            23,839
                                                                         -----------     ------------      ------------
                                                                           3,159,650        2,786,078         1,841,853
                                                                         -----------     ------------      ------------
Operating income (loss)                                                    1,566,212        3,418,599        (1,446,994)

Other income (expense):
   Interest and investment income                                            325,010          219,607            85,909
   Equity in loss of joint venture                                           (78,634)               -                 -
                                                                         -----------     ------------      ------------
                                                                             246,376          219,607            85,909
                                                                         -----------     ------------      ------------
Income (loss) before income taxes                                          1,812,588        3,638,206        (1,361,085)
Income tax expense                                                            30,000                -                 -
                                                                         -----------     ------------      ------------
Net income (loss)                                                        $ 1,782,588       $3,638,206       $(1,361,085)
                                                                         -----------     ------------      ------------
                                                                         -----------     ------------      ------------
Net income (loss) per common share                                           $   .08           $  .16           $  (.07)
                                                                         -----------     ------------      ------------
                                                                         -----------     ------------      ------------
Weighted average number of common
   shares outstanding                                                     23,151,383       22,666,970        19,917,586
                                                                        ------------     ------------      ------------
                                                                        ------------     ------------      ------------

                           See accompanying notes.



                   Hydron Technologies, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity



                                                                           Additional                            Total
                                                  Common Stock               Paid-in        Accumulated      Stockholders'
                                               Shares      Amount            Capital          Deficit           Equity
                                             ----------   ---------      -----------       -----------     ---------------

Balance at  December 31, 1992                19,298,056   $192,981       $16,256,099       $(9,838,191)    $  6,610,889
   Issuance of common stock                     573,760      5,737           765,263                -           771,000
   Issuance of common stock upon
      exercise of stock options               1,330,500     13,305         1,422,544                -         1,435,849
   Net loss                                           -          -                 -        (1,361,085)      (1,361,085)
                                             ----------   --------       -----------       -----------     ------------
Balance at December 31, 1993                 21,202,316    212,023        18,443,906       (11,199,276)       7,456,653

   Issuance of common stock
      for services                              130,000      1,300           208,700                -           210,000
   Issuance of common stock upon
      exercise of stock options               1,284,500     12,845         1,695,755                -         1,708,600
   Net income                                         -          -                 -        3,638,206         3,638,206
                                             ----------   --------       -----------      -----------      ------------
Balance at December 31, 1994                 22,616,816    226,168        20,348,361       (7,561,070)       13,013,459
   Issuance of common stock upon
      exercise of stock options                  23,000        230            28,645                -            28,875
   Net income                                         -          -                 -        1,782,588         1,782,588
   Cash dividends ($.10 per share)                    -          -        (2,263,374)               -        (2,263,374)
                                             ----------   --------       -----------      -----------      ------------
Balance at December 31, 1995                 22,639,816   $226,398       $18,113,632      $(5,778,482)      $12,561,548
                                             ----------   --------       -----------      -----------      ------------
                                             ----------   --------       -----------      -----------      ------------

                           See accompanying notes.


                   Hydron Technologies, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                                      Year ended December 31
                                                                              1995             1994              1993
                                                                         -----------      -----------      ------------

Operating activities
Cash received from customers                                             $ 8,345,103      $ 6,857,170      $    436,569
Cash paid to suppliers and employees                                      (6,918,993)      (6,663,432)       (2,052,678)
Proceeds from interest on investments                                        334,821          203,807            85,909
Cash paid for income taxes                                                   (44,000)               -                 -
                                                                         -----------      -----------      ------------
Net cash provided (used) by operating activities                           1,716,931          397,545        (1,530,200)

Investing activities
Purchase of investments                                                            -        (3,449,019)               -
Proceeds from sale of investments                                                  -         3,449,019                -
Capital expenditures                                                        (558,964)          (56,801)               -
Payments for registering patents                                                (545)          (12,504)         (33,735)
Investment in Joint Venture                                                 (300,000)                -                -
                                                                         -----------      ------------      -----------
Net cash used by investing activities                                       (859,509)          (69,305)         (33,735)

Financing activity
Proceeds from issuance of common stock                                        28,875        1,708,600         2,206,849
Dividends Paid                                                            (2,263,374)               -                 -
                                                                         -----------      -----------       -----------
Net cash used (provided) by financing activities                          (2,234,499)       1,708,600         2,206,849
                                                                         -----------      -----------       -----------
(Decrease) increase in cash and cash equivalents                          (1,377,077)       2,036,840           642,914
Cash and cash equivalents at beginning of year                             5,723,664        3,686,824         3,043,910
                                                                         -----------      -----------       -----------
Cash and cash equivalents at end of year                                 $ 4,346,587      $ 5,723,664       $ 3,686,824
                                                                         -----------      -----------       -----------
                                                                         -----------      -----------       -----------

Continued on following page.



                   Hydron Technologies, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (continued)



                                                                                    Year ended December 31
                                                                            1995              1994             1993
                                                                        ------------      -----------       -----------

Reconciliation of net income (loss) to net cash
provided (used) by operating activities
Net income (loss)                                                        $ 1,782,588       $3,638,206       $(1,361,085)
Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
      Depreciation and amortization                                          355,766          345,112           327,655
      Equity in losses of joint venture                                       78,634                -                 -
      Issuance of common stock for services                                        -          210,000                 -
      Changes in operating assets and
        liabilities:
         Trade accounts receivable                                         1,041,635        (1,783,064)        (261,540)
         Inventories                                                        (738,294)       (2,610,680)        (382,360)
         Prepaid expenses and other current
           assets                                                            (30,237)          (19,539)          14,953
         Deposits                                                           (407,600)               -                 -
         Accounts payable                                                   (160,217)          267,160          111,774
         Accrued liabilities                                                (205,344)          350,350           20,403
                                                                        ------------       -----------      -----------
Total adjustments                                                            (65,657)       (3,240,661)        (169,115)
                                                                        ------------       -----------      -----------
Net cash provided (used) by
  operating activities                                                   $ 1,716,931       $   397,545      $(1,530,200)
                                                                        ------------       -----------      -----------
                                                                        ------------       -----------      -----------

                           See accompanying notes.


                   Hydron Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993


1.  Description of Business and Summary of Significant Accounting Policies

Organization of Business

Hydron Technologies, Inc. and subsidiaries (HyTech) sells consumer and professional products, primarily in the personal care/cosmetics field. Most of these products are covered by patent, license and royalty arrangements which provide that HyTech will generally pay royalties on its sales and receive revenues from the sale of its products to nonaffiliated third parties, and royalties from others. These arrangements include a royalty agreement with National Patent Development Corporation (National Patent) in connection with exclusive licenses which HyTech holds on certain oral health and other consumer products containing Hydron polymers, and an exclusive licensing agreement with QVC, Inc. (QVC) for the sale of HyTech's Hydron polymer-based consumer products in the Western Hemisphere. QVC, a significant customer, purchases HyTech's products and takes physical possession of these products prior to QVC's sale to the ultimate end user. The products are sold and shipped to the end user by QVC. The sales of HyTech's products to QVC are not conditioned upon QVC's sale of the products to the ultimate end user. HyTech also holds the exclusive license with National Patent to a Hydron polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which it intends to license to third parties or use to develop proprietary products.

Basis of Presentation

The consolidated financial statements include the accounts of HyTech and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. HyTech's investment in a joint venture is accounted for using the equity method of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

HyTech considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.



                   Hydron Technologies, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements (continued)



1. Description of Business and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Trade accounts receivable are due primarily from QVC which, by contract, must be paid to HyTech within 30 days after QVC's receipt of goods. HyTech performs ongoing evaluations of its significant customers and does not require collateral.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, work-in-progress and raw materials (see Note 2).

Long-Lived Assets

Long-lived assets, consisting primarily of deferred product costs, are accounted for in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which was adopted during 1995. FASB Statement No. 121 requires impairment losses be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. No impairment losses have been recognized in the three year period ended December 31, 1995.

Property and Equipment

Property and equipment, consisting primarily of office leasehold improvements, furniture and fixtures, is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets.

Deferred Product Costs

Deferred product costs consist primarily of costs incurred for the purchase and development of patents and product rights (see Note 3). The deferred product costs are being amortized over their estimated useful lives of eight to 20 years using the straight-line method.




                   Hydron Technologies, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


1. Description of Business and Summary of Significant Accounting Policies (continued)

Common Stock, Common Stock Options and Net Income (Loss) Per Share


When HyTech issues shares of common stock in exchange for services, an expense is recognized over the period in which the services are rendered based upon the fair value of such shares at the date such arrangements are consummated or authorized by the Board of Directors, with a corresponding credit to capital.

HyTech has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In 1996, HyTech must adopt FASB Statement No. 123,
"Accounting and Disclosure of Stock-Based Compensation" and will present the proforma disclosures required by the pronouncement. However, HyTech will continue to account for stock options using APB Opinion No. 25.

Net income (loss) per share is based on the weighted average number of common shares outstanding during the year. For the years ended December 31, 1995 and 1994, the assumed exercise of stock options did not result in a material dilution. For the year ended December 31, 1993, no adjustments have been made for the assumed exercise of stock options since the effect on the loss per share would be antidilutive.

Revenue Recognition and Product Warranty

Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns from the ultimate end user.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Advertising

Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses". Advertising expenses amounted to approximately $205,000, $1,000 and $80,000 for 1995, 1994 and 1993,
respectively.

                   Hydron Technologies, Inc. and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


2. Inventories

At December 31, 1995 and 1994, inventories consist of the following:




                                                                     1995                  1994
                                                                 ----------            ----------
Finished goods                                                   $3,044,890            $1,661,600
Work-in-process                                                     162,794               234,125
Raw materials and components                                        790,620             1,364,285
                                                                 ----------            ----------
                                                                 $3,998,304            $3,260,010
                                                                 ----------            ----------
                                                                 ----------            ----------


3. Deferred Product Costs and Royalty Agreements

From 1976 through 1989, HyTech and National Patent entered into various agreements, wherein HyTech obtained the exclusive worldwide rights to market products using Hydron polymers in the consumer and oral health fields, the two fields in which HyTech has concentrated its research and development efforts, and to utilize the Hydron polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The Hydron polymer is the underlying technology in substantially all of HyTech's products. National Patent has the exclusive worldwide rights to market prescription drugs and medical devices using Hydron polymers. Further, each has the right to exploit products with Hydron polymers not in the other's exclusive fields. As consideration for product rights obtained, HyTech issued National Patent an aggregate of 1,100,000 shares of common stock, valued at $5,370,000. The valuation for these shares was based on the market prices of HyTech's common stock at the dates the agreements were made.

The agreements require HyTech to pay a 5% royalty to National Patent based on the net sales of products containing the Hydron polymer. Additionally, National Patent is required to pay HyTech a 5% royalty on its net sales of Hydron polymer products, except with respect to certain excluded products. In the area of prescription and nonprescription drugs using Hydron polymers as a drug release mechanism, both HyTech and National Patent have agreed to pay the other a royalty equal to 5% of net sales and 25% of any license fees, royalties or similar payments received from third parties with regard to such products developed.



                    Hydron Technologies, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


4.  Investment in Joint Venture

On January 17, 1995, HyTech entered into an agreement with QVC and another company to form a joint venture know as Hydromercial Partners (the Joint Venture). Each company has a one-third interest in the profits and losses of the Joint Venture, which has an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the

Joint Venture participants.

The purpose of the Joint Venture is to provide and sell HyTech's Hydron polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial) which the Joint Venture will produce. The initial capital of the Joint Venture, $600,000, was contributed in equal shares by the Joint Venture participants, and was used to produce the Infomercial and conduct test marketing. An additional $300,000, contributed in equal amounts by the Joint Venture participants, was contributed during 1995 to purchase additional air time. Sales to the Joint Venture totalled approximately $230,000 in 1995.

5. Significant Customer

HyTech presently sells a substantial portion of its products to QVC. During the years ended December 31, 1995, 1994 and 1993, approximately 92%, 98% and 59%, respectively, of HyTech's sales were made to QVC. At December 31, 1995 and 1994, amounts due from QVC included in trade accounts receivable were approximately $847,000 and $2,037,000, respectively. HyTech entered into a license agreement with QVC in 1993, whereby QVC was granted exclusive rights to market and distribute HyTech's proprietary consumer products using Hydron polymers in the Western Hemisphere. The license agreement expires in May 1996 and is automatically renewable in two year terms if QVC purchases certain escalating minimum quantities of products. As of December 31, 1995, QVC has met the minimum purchase requirements for the initial term expiring in 1996. No obligation exists for QVC to purchase product except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC does not meet such minimum purchase levels, then HyTech has the right to terminate the agreement and seek other marketing and distribution arrangements for its products, which may include QVC on a nonexclusive arrangement. Although management believes that there are other avenues for selling its products, the loss of QVC as a customer would be financially disruptive to HyTech.



                   Hydron Technologies, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


6. Income Taxes

The income tax provision for 1995 of $30,000 reflects alternative minimum tax after the utilization of net operating loss carryforwards of approximately $1,781,000. For the year ended December 31, 1994, there was no income tax provision due to significant permanent differences between financial and tax reporting of 1994 transactions, principally a tax deduction for the exercise of certain nonqualified stock options, and to the utilization of net operating loss carryforwards of approximately $2,031,000. There was no income tax provision for the year ended December 31, 1993 due to HyTech's net operating losses.


The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:


                                                                               1995             1994              1993
                                                                              ------           ------            ------

Tax at U.S. statutory rates                                                     34  %            34  %            (34)  %
State income taxes, net of federal tax benefit                                   4                4                (4)
Valuation allowance adjustments                                                (36)             (38)               38
Net effect of net operating loss not recognized                                  -                -                 -
                                                                              ------           ------            ------
                                                                                 2  %            -0-               -0-
                                                                              ------           ------            ------
                                                                              ------           ------            ------

At December 31, 1994, HyTech had the following available net operating loss carryforwards for tax purposes, which may be used to offset taxable income in future periods:


            Expires December 31,
                  2001                                               $   768,000
                  2002                                                   876,000
                  2003                                                   601,000
                  2004                                                 1,173,000
                  2005                                                 1,094,000
                  2006 - 2008                                          4,172,000
                                                                    ------------
                                                                     $ 8,684,000
                                                                    ------------
                                                                    ------------

In addition to the net operating loss carryforwards, HyTech has a capital loss carryforward of approximately $691,000 which expires in 1996.



                   Hydron Technologies, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


6. Income Taxes (continued)

Effective January 1, 1993, HyTech changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109 (FASB 109), "Accounting for Income Taxes." At December 31, 1995 and 1994, net tax benefits of approximately $3,700,000 and $4,300,000, respectively, relating primarily to net operating loss carryforwards which may be realized in the future, are recorded as a deferred tax asset, net of a valuation allowance in an equal amount. The valuation allowance decreased by approximately $600,000 for the year ended December 31, 1995 as a result of the utilization of net operating loss carryforwards. Included in the tax benefit relating to net operating loss carryforwards is a $1,033,000 benefit that will be charged to stockholder's equity in the period in which that benefit is recognized.

7. Stock Options and Warrants

The number of shares of common stock reserved for issuance at December 31, 1995 and 1994 was 2,577,500 and 2,591,500, respectively.

Nonqualified Stock Option Plan

HyTech has a nonqualified stock option plan whereby up to 500,000 shares may be granted to employees, directors and consultants. The options may be granted at prices greater than, less than or equal to the fair market value at the date of grant and are exercisable at the date of grant and expire at various times up to ten years from the date of grant. Activity with respect to this plan is as follows:

                                                                               Number of       Option Price
                                                                                Options          Per Share
                                                                              ----------      --------------

Outstanding at December 31, 1992                                                 390,000      $.875 to $1.00
     Stock options exercised                                                    (250,000)          .875
                                                                              ----------
Outstanding at December 31, 1993
     Stock options exercised                                                    (140,000)      .875 to 1.00
                                                                              ----------
Outstanding at December 31, 1995 and 1994                                            -0-
                                                                              ----------
                                                                              ----------

At December 31, 1995, there were no options available for grant under this plan. The options that were exercised under the above plan in fiscal 1994 and 1993 resulted in proceeds of $123,750 and $218,750, respectively.


                 Hydron Technologies, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements (continued)



7. Stock Options and Warrants (continued)

Incentive Stock Option Plan

HyTech has an Employee Incentive Stock Option Plan covering a maximum of 1,000,000 shares of common stock. Options granted under the plan are exercisable at prices equal to the fair market value of the shares at the date of grant, except that options granted to persons owning 10% or more of the outstanding common stock carry an exercise price equal to 110% of the fair market value at the date of grant. Options are exercisable by each optionee according to the terms contained in each option and expire five to ten years after the date of grant. Activity with respect to this plan is as follows:


                                                                               Number of       Option Price
                                                                                Options          Per Share
                                                                               ---------       -------------

Outstanding at December 31, 1992                                                 402,500       $.75 to $2.56

    Stock options granted                                                         70,000           1.58
    Stock options exercised                                                     (180,000)      .825 to 2.56
                                                                               ---------
Outstanding at December 31, 1993                                                 292,500        .75 to 2.56
    Stock options exercised                                                     (292,500)       .75 to 2.56
                                                                               ---------
Outstanding at December 31, 1995 and 1994                                            -0-
                                                                               ---------
                                                                               ---------

At December 31, 1995 there were no options available for grant under this plan. The options under the above plan that were exercised in fiscal 1994 and 1993 resulted in proceeds of $377,789 and $227,024, respectively.

1989 Stock Option Plan

Under the 1989 Stock Option Plan, HyTech may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of HyTech, and its present and future subsidiaries to purchase an aggregate of 1,000,000 shares of HyTech's common stock. Activity with respect to this plan is as follows:




                   Hydron Technologies, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements (continued)



7. Stock Options and Warrants (continued)

1989 Stock Option Plan (continued)


                                                                               Number of       Option Price
                                                                                Options          Per Share
                                                                               ---------     ---------------

Outstanding at December 31, 1992                                                 603,500      $.619 to $1.50
    Stock options granted                                                         50,000           2.50
    Stock options exercised                                                     (403,500)      .619 to .825
                                                                               ---------
Outstanding at December 31, 1993                                                 250,000        .75 to 2.50
    Stock options exercised                                                     (175,000)       .75 to 1.50
                                                                               ---------
Outstanding at December 31, 1994                                                  75,000       1.438 to 2.50
    Stock options granted                                                          2,000       3.00 to 4.00
    Stock options expired                                                         (1,000)          4.00
                                                                               ---------
Outstanding at December 31, 1995                                                  76,000       1.438 to 3.00
                                                                               ---------
                                                                               ---------



These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1995. There were 9,500 options available for grant under this plan at December 31, 1995. The options that were exercised under the above plan in fiscal 1994 and 1993 resulted in proceeds of $164,250 and $281,324, respectively.

1993 Stock Option Plan

During 1993, HyTech adopted the 1993 Stock Option Plan. Under the 1993 Stock Option Plan, HyTech may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of HyTech to purchase an aggregate of 1,000,000 shares of HyTech's common stock. Activity with respect to this plan is as follows:


                                                                               Number of       Option Price
                                                                                Options          Per Share
                                                                               ---------     ----------------

Outstanding at December 31, 1993                                                       -             -
  Stock options granted                                                          250,000     $2.625 to $4.125

                                                                               ---------
Outstanding at December 31, 1994                                                 250,000      2.625 to 4.125
  Stock options granted                                                          207,500      2.285 to 5.00
                                                                               ---------
Outstanding at December 31, 1995                                                 457,500      2.285 to 5.00
                                                                               ---------
                                                                               ---------



                   Hydron Technologies, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


7. Stock Options and Warrants (continued)

1993 Stock Option Plan (continued)

These options expire five years from the date of the grant. At December 31, 1995, a total of 427,500 of these options are exercisable and there were 542,500 options available for grant under this plan.

1993 Nonemployee Director Stock Option Plan

During 1993, HyTech adopted the 1993 Nonemployee Director Stock Option Plan. Under this plan, HyTech may grant stock options to nonemployee directors of HyTech to purchase an aggregate of 250,000 shares of HyTech's common stock. Each nonemployee director shall be granted an option to purchase 10,000 shares of HyTech's common stock on each September 1st throughout the term of this plan at exercise prices equal to the fair market value of HyTech's common stock on the date of the grant, but in no event less than $2.50 per share. Activity with respect to this plan is as follows:


                                                                               Number of       Option Price
                                                                                Options          Per Share
                                                                               ---------       ------------

Outstanding at December 31, 1993                                                  40,000          $ 2.50
  Stock options granted                                                           40,000           5.688
  Stock options exercised                                                        (20,000)          2.50
                                                                               ---------
Outstanding at December 31, 1994                                                  60,000      2.50 to 5.6875
  Stock options granted                                                           60,000      3.219 to 4.781
                                                                               ---------
Outstanding at December 31, 1995                                                 120,000       2.50 to 5.688
                                                                               ---------
                                                                               ---------


These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1995. There were 110,000 options available for grant under this plan at December 31, 1995. The options that were exercised under the above plan in fiscal 1994 resulted in proceeds of $50,000.



                   Hydron Technologies, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


7. Stock Options and Warrants (continued)

Other Options and Warrants

HyTech has agreements with several consultants who are to provide financial, business and technical advice to HyTech in connection with the research, development, marketing and promotion of its products and other matters. In exchange, these consultants were granted warrants and nonqualified stock options to purchase shares of HyTech's common stock at prices representing the fair market value of the shares at the date of grant. Activity with respect to options and warrants granted to these consultants is summarized below:


                                                                               Number of
                                                                               Options/            Price
                                                                               Warrants          Per Share
                                                                               ---------     ----------------


Outstanding at December 31, 1992                                               1,364,000      $.813 to $3.00
    Stock options granted                                                        960,000       1.44 to 2.50
    Stock options exercised                                                     (497,000)      .813 to 2.50
                                                                               ---------
Outstanding at December 31, 1993                                               1,827,000        .813 to 3.00
    Stock options and warrants granted                                           105,000       2.50 to 4.625
    Stock options exercised                                                     (657,000)      .813 to 2.50
                                                                               ---------
Outstanding at December 31, 1994                                               1,275,000       .938 to 4.625
    Stock options granted                                                         10,000           5.00
    Stock options exercised                                                      (23,000)      .938 to 1.50
                                                                               ---------
Outstanding at December 31, 1995                                               1,262,000      1.375 to 4.625
                                                                               ---------
                                                                               ---------

The options and warrants outstanding at December 31, 1995 generally expire two to five years after the date of grant. At December 31, 1995, all outstanding options and warrants are exercisable, except for warrants to purchase 300,000 shares of common stock of HyTech granted to QVC at an exercise price of $2.50 per share. These warrants are exercisable based on QVC meeting certain purchase commitments through July 31, 1996.

The options under this plan that were  exercised in fiscal 1995,  1994 and
1993   resulted in proceeds of $28,875,  $992,811 and $708,751, respectively.



                   Hydron Technologies, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


8. Commitments

HyTech leases office and warehouse space under noncancelable lease agreements which expire in August 2001 and September 2000, respectively. At December 31, 1995, the future minimum rental payments due under such noncancelable leases are as follows:


                                    1996                                              $   225,120
                                    1997                                                  265,855
                                    1998                                                  136,166
                                    1999                                                   85,048
                                    2000                                                   86,861
                                    Thereafter                                             59,176
                                    ----------                                        -----------
                                                                                        $ 858,226
                                                                                      -----------
                                                                                      -----------

The warehouse lease agreement required a deposit of approximately $385,000 that will be utilized to pay rent and certain expenses during the last half of the lease term. Rent expense was approximately $98,000, $39,000 and $40,000 in 1995, 1994 and 1993, respectively.

HyTech has employment agreements with three executive officers, providing for their continued employment through August 31, 2004. The combined current annual salaries are approximately $553,000 with annual increases of the greater of 5% per year or the annual increase in the CPI, and may also be increased at the discretion of the Board of Directors.



                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HYDRON TECHNOLOGIES, INC.
                                     (Registrant)

                                     By:/s/ Harvey Tauman
                                     Harvey Tauman, President

                                     Date: March 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Harvey Tauman                        By: /s/ Thomas G. Burns
    -----------------                            -------------------
Harvey Tauman,                               Thomas G. Burns
Chairman of the Board                        (principal financial
(principal executive officer)                and accounting officer)
Date: March 26, 1996                         Dated:  March 26, 1996


By: /s/ Richard Tauman                       By: /s/ Chaudhury M. Prasad
    ------------------                           -----------------------
Richard Tauman, Director                     Chaudhury M. Prasad, Director
Date: March 26, 1996                         Date: March 26, 1996


By: /s/ Frank Fiur                           By: ________________________
    --------------
Frank Fiur, Director                         Samuel M. Leb, M.D., Director
Date: March 25, 1996                         Date: March __, 1996


By: /s/ Nestor M. Cardero                    By: /s/ Joseph A. Caccamo
    ---------------------                        ---------------------
Nestor M. Cardero, Director                  Joseph A. Caccamo, Director
Date: March 25, 1996                         Date: March 28, 1996

By: /s/ Richard Banakus                      By: ______________________
    -------------------
Richard Banakus, Director                    Hugues Lamotte, Director
Date: March 27, 1996                         Date: March __, 1996





                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               EXHIBIT INDEX TO
                              REPORT ON FORM 10-K

(Mark One)
/X/      Annual Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1995 or

/ /      Transition  Report  Pursuant  to  Section  13 or  15(d)  of the
Securities  Exchange  Act of 1934 for the transition period from to        .

                              ------------------

                         Commission file Number 0-6333

                           HYDRON TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

         New York                                             13-1574215
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

1001 Yamato Road, Boca Raton, Florida                      33431
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (407) 994-6191




         The following Exhibits are filed as a part of this Report:

         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1985:

Exhibit No. and Description

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as Filed with the Secretary of State of New York on March 4, 1981 (filed therein as Exhibit 3.1).

         The following document heretofore filed with the Commission is incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1986:

Exhibit No. and Description

4.0      Non-Qualified Stock Option Plan (filed as Exhibit  4.0 therein).

         The following document heretofore filed with the Commission is incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1987:

Exhibit No. and Description

3.2      By-laws of HyTech, as amended March 17, 1988 (filed therein as
Exhibit 3.2).

4.1      Incentive Stock Option Plan, as amended January 2, 1987 (filed as
Exhibit 4.1 therein).


         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1988:

Exhibit No. and Description

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of the State of New York on November 14, 1988 (filed therein as Exhibit 3.2).

10.6 Indemnification Agreement dated September 23, 1988 between Dento-Med and Harvey Tauman (filed therein as Exhibit 10.8).

10.7 Indemnification Agreement dated September 23, 1988 between Dento-Med and Ilene Tauman (filed therein as Exhibit 10.9).

10.8 Indemnification Agreement dated September 23, 1988 between Dento-Med and Frank Fiur (filed therein as Exhibit 10.10).

10.9     Indemnification  Agreement  dated  September  23, 1988 between

Dento-Med  and  Chaudhury M. Prasad (filed therein as Exhibit 10.11).


         The following document heretofore filed with the Commission is incorporated by reference to HyTech's Current Report on Form 8-K (date of event--November 30, 1989):

Exhibit No. and Description

10.10 Agreement between Dento-Med and National Patent dated November 30, 1989 (filed as Exhibit 10.1 therein).


         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1989:

Exhibit No. and Description

4.2      1989 Stock Option Plan (filed as Exhibit 4.2 therein).

10.11 Indemnification Agreement between Dento-Med and Samuel M. Leb, M.D. dated May 9, 1989 (filed as Exhibit 10.11 therein).

10.12 Indemnification Agreement between Dento-Med and Richard Tauman dated May 19, 1989 (filed as Exhibit 10.12 therein).


         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1991:

Exhibit No. and Description

10.13 Indemnification Agreement dated as of January 14, 1992 between Dento-Med and Joseph A. Caccamo Attorney at Law, P.C. (filed as Exhibit
10.13 therein).


         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.3 Stock Option Agreement and Consulting Agreement between HyTech and John T. Boone dated January 30, 1992.

4.4 Stock Option Agreement between HyTech and DTR Associates Limited Partnership dated March 9, 1992.

4.7 Stock Option Agreement between HyTech and DTR Associates Limited Partnership dated September 15, 1992.


         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Current Report on Form 8-K (date of report December 6, 1993), as amended by the Form 8 Amendment no. 1 to such Current Report, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.9 Warrant Purchase Agreement, together with Series A and Series B Warrants, dated December 6, 1993, between QVC Network, Inc. and Hydron Technologies, Inc., filed as exhibit no. 4.3 therein.(1)

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and Hydron Technologies, Inc.(1)

         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and filed therein as the same exhibit number, unless otherwise noted:

------------------

(1) Filed in excised form, as confidential treatment has been granted for certain portions thereof.


Exhibit No. and Description

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of the State of New York on July 30, 1993.

4.10     1993 Nonemployee Director Stock Option Plan.

10.24 Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated May 13, 1993.

10.25 Amendment to Amended and Restated Employment Agreement between HyTech and Harvey Tauman dated December 20, 1993.

10.26 Amended and Restated Employment Agreement between Dento-Med and Chaudhury M. Prasad dated May 13, 1993.

10.27 Indemnification Agreement dated April 22, 1993 between HyTech and Nestor Cardero.

10.28 Indemnification Agreement dated November 16, 1993 between HyTech and Karen Gray.

10.30 Agreement among HyTech, Jill International, Inc. and John Charles Revson dated November 16, 1993.

         The following document heretofore filed with the Commission is incorporated by reference to HyTech's Current Report on Form 8-K (date of report January 21, 1995), and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.31 Letter Agreement among QDirect, Inc., Hydron Direct, Inc. and DTR Associates dated January 17, 1995


         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and filed therein as the same exhibit number, unless otherwise noted:




Exhibit No. and Description

10.33 Consulting Agreement made effective as of the 1st day of April, 1994 between Hydron Technologies, Inc. and The Pink Jungle, Inc.

10.35 Employment Agreement dated the 16th day of September, 1994 between and Hydron Technologies, Inc. and Richard Tauman

10.36    Letter  Agreement  dated  December  22,  1994 among  Hydron

Technologies,  Inc.,  Roy  Reiner  and  Chemaid Laboratories, Inc.

10.37 Indemnification Agreement dated February 21, 1995 between and Hydron Technologies, Inc. and Thomas G. Burns




                 The following exhibits are filed herewith:

Exhibit No. and Description

10.38 Lease for 1001 Yamato Road, Suite 403, Boca Raton, FL between PFRS Yamato Corp. and Hydron Technologies, Inc.
dated May 8, 1995

10.39 First Amendment to Lease for 1001 Yamato Road, Suite 403, Boca Raton, FL between PFRS Yamato Corp. and Hydron
Technologies, Inc. dated September 15, 1995

10.40 Agreement for use and occupancy of portion of 5 East Building, 95 Mayhill Street, Saddle Brook NJ, between Chemaid Laboratories,
Inc. and Hydron Technologies, Inc. dated February 9, 1996

10.41    Depository Agreement between Chemaid Laboratories, Inc.
and Hydron Technologies, Inc. dated February 9, 1996

10.42 Consulting Agreement between Charles Fox Associates, Inc. and Hydron Technologies, Inc. dated February 5, 1996

11       Statement re: Computation of Earnings Per Share

21       Subsidiaries of the Registrant

23.1     Consent of Ernst & Young, LLP, Independent Certified
Public Accountants