Form 10-Q
period 1996-03-31
HYDRON TECHNOLOGIES INC
filed 1996-04-16
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


     /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934
         For the Quarterly Period Ended:  March 31, 1996 or
     / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

         For the Period from __________ to __________

                         Commission File Number: 0-6333

                           HYDRON TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


           New York                                     13-1574215
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


1001 Yamato Road, Suite 403
Boca Raton, Florida 33431                                  (407) 994-6191
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

Number of shares of common stock outstanding as of April 15, 1995:  22,639,816



                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     Index



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets -- March 31, 1996 and December 31, 1995

   Condensed consolidated statements of operations -- Three months ended March
         31, 1996 and 1995

   Condensed consolidated statements of cash flows -- Three months ended March
         31, 1996 and 1995

   Notes to condensed consolidated financial statements -- March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures




                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                           March 31, 1996 Dec. 31, 1995
                                           ----------------------------
                                             (Unaudited)     (Note)
ASSETS
Current assets:
   Cash and cash equivalents                $  2,734,015  $ 4,346,587
   Investment in Treasury Bills                1,949,212            -
   Trade accounts receivable                   2,027,871    1,002,969
   Inventories                                 3,107,476    3,998,304
   Prepaid expenses and other
   current assets                                173,380      130,907
                                           ----------------------------

   Total current assets                        9,991,954    9,478,767
Property and equipment, net                      614,571      620,317
Investment in joint venture                      191,623      221,366
Deferred product costs, less
   accumulated amortization of
   $3,774,350 and $3,697,400 at
   1996 and 1995, respectively                 2,187,111    2,264,061
Deposits                                         404,654      407,600
                                           ----------------------------
                                             $13,389,913  $12,992,111
                                           ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $     195,301  $   235,645
   Accrued liabilities                           383,389      194,918
                                           ----------------------------
   Total current liabilities                     578,690      430,563
Stockholders' equity:
   Common stock -- $.01 par value;
     30,000,000 shares authorized;
     22,639,816 shares issued and
     outstanding at 1996 and 1995                226,398      226,398
   Additional paid-in capital                 17,547,635   18,113,632
   Accumulated deficit                        (4,962,810)  (5,778,482)
                                           ----------------------------
     Total stockholders' equity               12,811,223   12,561,548
                                           ----------------------------
                                             $13,389,913  $12,992,111
                                           ============================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.


                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements Of Operations
                                  (Unaudited)

                  Three Months Ended March 31, 1996 and 1995

                                            1996                     1995
                                        -------------------------------------

Net sales                               $ 3,031,981               $ 1,117,725
Cost of sales                             1,219,601                   347,078
                                        -------------------------------------
Gross profit                              1,812,380                   770,647
                                        -------------------------------------

Expenses:
   Royalty expense                          141,215                    55,864
   Research and development                 131,243                    70,211
   Selling, general & administrative        633,163                   405,501
   Depreciation & amortization              108,432                    84,037
                                        -------------------------------------
                                          1,014,053                   615,613
                                        -------------------------------------
Operating income                            798,327                   155,034

Interest and investment income               63,488                    81,161
Joint Venture equity pick-up                (29,743)                    -
                                        -------------------------------------
Income before income taxes                  832,072                   236,195
Income tax expense                           16,400                      -
                                        -------------------------------------

Net income                              $   815,672               $   236,195
                                        =====================================


Net income per common share             $       .04               $       .01
                                        =====================================

Weighted average number of
   common shares outstanding             22,723,129                23,210,433
                                        =====================================

           See notes to condensed consolidated financial statements.



                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                   Three Months Ended March 31, 1996 and 1995




                                                    1996            1995
                                               ----------------------------

Operating activities:
Net cash provided by operating activities      $   928,373      $ 1,056,243
                                               ----------------------------

Investing activities:
   Purchase of U.S. Treasury Bills              (1,949,212)               -
   Capital expenditures                            (25,736)          (2,590)
   Investment in joint venture                           -         (200,000)
                                               ----------------------------
   Net cash used in
     investing activities                       (1,974,948)        (202,590)
                                               ----------------------------

Financing activities:
   Proceeds from issuance
     of common stock, net                                -            7,032
   Cash dividends paid                            (565,997)        (565,559)
                                               ----------------------------
   Net cash used in
     financing activities                         (565,997)        (558,527)
                                               ----------------------------

Net (decrease) increase in cash
   and cash equivalents                         (1,612,572)         295,126

Cash and cash equivalents at
   beginning of period                           4,346,587        5,723,664
                                               ----------------------------

Cash and cash equivalents at
   end of period                               $ 2,734,015      $ 6,018,790
                                               ============================

           See notes to condensed consolidated financial statements.


                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 1996

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

Note B -- Inventories

Inventories consist of the following:

                                   March 31, 1996            December 31, 1995
                                   -------------------------------------------

Finished goods                      $2,147,957                $3,044,890
Work in progress                       150,568                   162,794
Raw materials and components           808,951                   790,620
                                   -------------------------------------
                                    $3,107,476                $3,998,304
                                   =====================================

Note C -- Investment in Joint Venture

During 1995, Hydron Technologies, Inc. ("HyTech") entered into an agreement with two other companies to form a joint venture, Hydromercial Partners (the Joint Venture). Each company shares equally in the profits and losses of the Joint Venture, which has an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants.




                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 1996

Note C - Investment in Joint Venture (continued)

The purpose of the Joint Venture is to provide and sell HyTech's polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial). The initial capital of the Joint Venture, $600,000, was contributed in equal amounts by the Joint Venture participants, and was used to produce the Infomercial and conduct test marketing. An additional $300,000 was contributed, in equal amounts by the Joint Venture participants, in 1995 to purchase additional airtime. Sales of products by HyTech to the Joint Venture totalled approximately $314,000 in the three months ended March 31, 1996.

Note D - Income Taxes

The provision for the three (3) months ended March 31, 1996 represents the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards. There was no tax provision for the three (3) months ended March 31, 1995 due to the utilization of net operating loss carryforwards.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("HyTech") is the owner of a broad range of consumer and oral health care products using Hydron (Registered) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses the polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetics products, creating a new moisturizing technology for the personal care/cosmetics and pharmaceutical industries. HyTech sells specialty personal care/cosmetics products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc., which gives the electronic retailer the exclusive right to purchase licensed products from HyTech for sale in North America, South America and Central America, and a License Agreement with National Patent Development Corp., which provides that HyTech will generally pay royalties on its sales to National Patent and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics and oral health care products using Hydron polymers, as well as products that use Hydron polymer technology as a drug delivery system, which HyTech intends to market through third parties or its own efforts.

Results of Operations

Net sales for the three (3) months ended March 31, 1996 were $3,031,981, or 171% higher than net sales of $1,117,725 for the corresponding period of the fiscal year ended December 31, 1995 ("Fiscal 1995"). The increase is primarily the result of QVC purchasing patterns, in addition to increased sales to the Infomercial Joint Venture and QVC's European affiliate (QVC Europe). QVC's purchasing patterns, which are primarily affected by the timing of Hydron Care programming, do not necessarily mirror retail sales by QVC to consumers.

As of December 31, 1994, QVC held approximately $1.8 million more of HyTech's inventory, at QVC's cost, than it held in inventory at December 31, 1995. QVC's large inventory position as of the beginning of Fiscal 1995, along with additional purchases from HyTech, were substantially reduced through retail sales by QVC to consumers in the first quarter of Fiscal 1995, which included seven (7) hours of Hydron Care programming. QVC's small inventory position at the beginning of Fiscal 1996 necessitated additional purchases from HyTech for the three (3) hours of Hydron Care programming in the first quarter of Fiscal 1996. In addition, QVC purchased additional products from HyTech in the first quarter of Fiscal 1996 for back-end sales by QVC to consumers and in anticipation of Hydron Care programming on QVC in April 1996. However, due to reduced airtime, retail sales of Hydron products by QVC to consumers were lower in the first quarter of Fiscal 1996 than in the first quarter of Fiscal 1995. Notwithstanding the reduced airtime, back-end sales (which consist primarily of reorders) of Hydron products by QVC to consumers increased by 17% over the same period.



Results of Operations (continued)

The License Agreement with QVC automatically renews on May 1, 1996 as QVC has currently met the required minimum purchases. The minimum purchase requirements under the renewed Agreement increase by approximately 60% over the previous minimum purchase requirements. In order for QVC to reach the increased minimums, management believes that QVC will require significantly more airtime to sell HyTech's products, on a quarterly basis, than it received in the first quarter of Fiscal 1996. No obligation exists for QVC to purchase product under the terms of the QVC license Agreement, except to maintain exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights.

Based on discussions with QVC, management expects substantially more airtime in the second quarter of Fiscal 1996 than in the first quarter of Fiscal 1996. Management is also currently in discussions with QVC to increase on-air programming by focusing primarily on new program formats, line extensions and special promotions. However no assurances can be given that QVC will grant HyTech additional on-air selling time; and failure to receive such additional on-air selling time could negatively impact sales. Management anticipates that increased sales to the Infomercial Joint Venture, albeit at lower gross margins, together with an increase in back-end sales, may offset any such decrease in sales, if any.

Substantially all of the sales during the relevant periods were to QVC and its related entities. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

HyTech's gross profit for the three (3) months ended March 31, 1996 decreased nine (9) percentage points to 60% from 69% for the corresponding period of Fiscal 1995, primarily due to fluctuations in the mix of products sold to QVC in those periods. In June 1995, HyTech re-packaged eight of its individual skin care products in a single collection to encourage wider consumer usage. Management believes that this slightly lower margin item generally expands potential re-order business, which will lead to increased sales of the individual products at higher margins. This marketing strategy is a concerted effort by management to further broaden the number of consumers using HyTech's products, as well as to increase the distribution of the complete Hydron product line. Management believes that once consumers sample a wider variety of HyTech's products, they are more likely to reorder more of such products, either in the entire collection, or individual products at higher prices.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses, the majority of which are performed by outside consultants, increased 87% to $131,243 in the first quarter of Fiscal 1996, compared to $70,211 for the same period in Fiscal 1995. This increase reflects HyTech's continual development of new products.


Results of Operations (continued)

Selling, general and administrative expenses for the three (3) months ended March 31, 1996 increased by 56% to $633,163 from $405,501 for the corresponding period of Fiscal 1995. This increase is attributable to an overall increase in salary requirements, including the addition of customer service personnel, increased warehousing costs and advertising expenses, primarily relating to the production and distribution of HyTech's quarterly newsletter, which was introduced in September 1995.

Interest and investment income in the first quarter of Fiscal 1996 decreased 22%, to $63,488 from $81,161 for the same period in Fiscal 1995. This decrease is due primarily to lower cash balances and lower interest rates. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The Joint Venture equity pick-up of $29,743 for the three (3) months ended March 31, 1996 represents HyTech's proportionate share of the Infomercial Joint Venture's loss for the same period.

Net income increased 245% to $815,672 for the first quarter of Fiscal 1996 compared to $236,195 for the same period in Fiscal 1995. This increase was the result primarily of the factors discussed above.

Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at March 31, 1996 compared to December 31, 1995. In the first three months of Fiscal 1995, cash and cash equivalents, when combined with short-term investments in Treasury Bills, increased by $336,640 to $4,683,227 at March 31, 1996 as compared to $4,346,587 at December 31, 1995.
This increase is due primarily to net cash provided by operations of $928,373 offset by the payment of the quarterly dividend of $565,997.

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


Liquidity and Financial Resources (continued)

However, management recognizes that HyTech does not have the financial resources to sustain a major national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management has obtained with QVC, and continues to seek internationally, marketing, licensing and distribution agreements with third parties which have greater financial resources and that can enhance HyTech's product introductions with appropriate national marketing support programs.

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


                                      HYDRON TECHNOLOGIES, INC.


                                      By: /s/ Thomas G. Burns
                                      -----------------------------------
                                      Thomas G. Burns, Vice President-
                                      Finance and Chief Financial Officer




Dated:  April 15, 1996