Form 10-Q
period 1996-06-30
HYDRON TECHNOLOGIES INC
filed 1996-08-14
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


  /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended:  June 30, 1996 or
 / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period from __________ to __________

                        Commission File Number: 0-6333

                           HYDRON TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)


          New York                                    13-1574215
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


1001 Yamato Road, Suite 403
Boca Raton, Florida 33487                          (561) 994-6191
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

Number of shares of common stock outstanding as of August 13, 1996: 22,682,885

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     Index



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets -- June 30, 1996 and December 31, 1995

   Condensed consolidated statements of operations -- Three months ended June
         30, 1996 and 1995; Six months ended June 30, 1996 and 1995

   Condensed consolidated statements of cash flows-- Six months ended June 30, 1996 and 1995

   Notes to condensed consolidated financial statements -- June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                           June 30, 1996            Dec. 31, 1995
ASSETS                                                      (Unaudited)                (Note)
                                                           -------------            --------------
Current assets:
   Cash and cash equivalents                               $  3,174,662              $  4,346,587
   Investment in Treasury Bills                               1,949,212                      -
   Trade accounts receivable                                  1,390,050                 1,002,969
   Inventories                                                3,111,037                 3,998,304
   Prepaid expenses and other
     current assets                                             285,546                   130,907
                                                           ------------              ------------
   Total current assets                                       9,910,507                 9,478,767
Property and equipment, net                                     556,376                   620,317
Investment in joint venture                                     277,714                   221,366
Deferred product costs, less
   accumulated amortization of
   $3,851,488 and $3,697,400 at
   1996 and 1995, respectively                                2,116,308                 2,264,061
Deposits                                                        404,894                   407,600
                                                           ------------              ------------
                                                           $ 13,265,799              $ 12,992,111
                                                           ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $    346,706              $    235,645
   Accrued liabilities                                          331,947                   194,918
                                                           ------------              ------------
   Total current liabilities                                    678,653                   430,563
Stockholders' equity:
   Common stock -- $.01 par value;
     30,000,000 shares authorized; 22,682,885 and
     22,639,816 shares issued and outstanding
     at 1996 and 1995, respectively                             226,829                   226,398
   Additional paid-in capital                                17,055,930                18,113,632
   Accumulated deficit                                       (4,695,613)               (5,778,482)
                                                           ------------              ------------
     Total stockholders' equity                              12,587,146                12,561,548
                                                           ------------              ------------
                                                           $ 13,265,799              $ 12,992,111
                                                           ============              ============

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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements Of Operations
                                  (Unaudited)

           Three Months and Six Months Ended June 30, 1996 and 1995

                                        Three months ended                          Six months ended
                                             June 30,                                   June 30,
                                       1996              1995                    1996             1995
                                       ----              ----                    ----             ----
Net sales                          $  2,001,660      $  2,935,879           $  5,033,641      $  4,053,604
Cost of sales                           788,265         1,100,973              2,007,866         1,448,051
                                   ------------      ------------           ------------      ------------
Gross profit                          1,213,395         1,834,906              3,025,775         2,605,553
                                   ------------      ------------           ------------      ------------
Expenses:
   Royalty expense                       96,833           127,311                238,048           183,175
   Research and
     development                        122,818            50,342                254,061           120,553
   Selling, general
     & administrative                   622,033           499,409              1,255,196           904,910
   Depreciation &
     amortization                       105,753            86,730                214,185           170,767
                                   ------------      ------------           ------------      ------------
                                        947,437           763,792              1,961,490         1,379,405
                                   ------------      ------------           ------------      ------------

Operating income                        265,958         1,071,114              1,064,285         1,226,148
Interest income                          73,415            97,356                136,903           178,517
Infomercial pick-up                     (66,576)              -                  (96,319)           -
                                   ------------      ------------          -------------      ------------
Income before income
     taxes                              272,797         1,168,470              1,104,869         1,404,665
Income tax expense                        5,600              -                    22,000             -
                                   ------------      ------------          -------------      ------------
Net income                         $    267,197       $ 1,168,470            $ 1,082,869       $ 1,404,665
                                   ============      ============          =============      ============

Net income per common share:
     Primary                           .01               .05                     .05               .06
     Fully Diluted                     .01               .05                     .05               .06

Weighted average number of
  common shares outstanding:
     Primary                         22,896,753        23,229,925             22,804,380        23,217,816
     Fully Diluted                   22,896,753        23,274,616             22,973,845        23,243,253

           See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                    Six Months Ended June 30, 1996 and 1995


                                                1996                  1995
                                                ----                  ----

Operating activities:
   Net cash provided by
     operating activities                   $ 2,065,515           $   381,188
                                            -----------           -----------

Investing activities:
   Purchase of U.S. Treasury Bills           (1,949,212)                 -
   Sale of U.S. Treasury Bills                    -                      -
   Capital expenditures, net                      3,844               (90,216)
   Investment in joint venture                 (152,667)             (200,000)
   Increase in deferred product costs            (6,335)                 (545)
                                            -----------           -----------
   Net cash used in
     investing activities                    (2,104,370)             (290,761)
                                            -----------           -----------

Financing activities:
   Proceeds from issuance
     of common stock, net                         -                    21,375
   Cash dividends paid                       (1,133,070)           (1,131,381)
                                            -----------           -----------
   Net cash used in
     financing activities                    (1,133,070)           (1,110,006)
                                            -----------           -----------

Net decrease in cash
   and cash equivalents                      (1,171,925)           (1,019,579)

Cash and cash equivalents at
   beginning of period                        4,346,587             5,723,664
                                            -----------           -----------

Cash and cash equivalents at
   end of period                            $ 3,174,662           $ 4,704,085
                                            ===========           ===========

           See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1996


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

Note B -- Inventories

Inventories consist of the following:
                                         June 30, 1996     December 31, 1995
                                         -----------------------------------
Finished goods                            $ 1,871,312         $ 3,044,890
Work in progress                              143,511             162,794
Raw materials and components                1,096,214             790,620
                                         -----------------------------------
                                          $ 3,111,037         $ 3,998,304
                                         ===================================

Note C -- Investment in Joint Venture

On January 17, 1995, Hydron Technologies, Inc. ("HyTech") entered into an agreement with two other companies to form a joint venture known as Hydromercial Partners (the Joint Venture). Each company has a one-third interest in the profits and losses of the Joint Venture, which has an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants. The purpose of the Joint Venture is to provide and sell HyTech's polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial) which the Joint Venture has produced. (See Note
E)

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1996


Note D - Income Taxes

The tax provision for the three (3) month and the six (6) month periods ended June 30, 1996 represents the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards. There are no tax provisions for the three (3) month and six (6) month periods ended June 30, 1995 due to the utilization of net operating loss carryforwards.

Note E - Subsequent Events

On July 19, 1996, HyTech and QVC amended their existing marketing and distribution license to provide HyTech with certain retail marketing rights and to significantly increase the minimum product purchase requirements QVC must meet, on a bi-annual basis, to maintain its exclusive rights to market Hydron consumer products through direct response television in North, South and Central America. The amended license agreement will allow QVC to promote Hydron products in a manner consistent with which it promotes its proprietary brands and also creates a new, equal partnership between QDirect Ventures, Inc., an affiliate of QVC, and Hydron Direct, Inc., a wholly-owned subsidiary of HyTech, to promote Hydron products through an infomercial. This new partnership replaces the previous Hydromercial Partners Joint Venture. The amended license agreement provides that certain retail marketing rights formerly held by Direct to Retail (QVC granted these rights to DTR under a separate agreement), revert back to HyTech. These rights include prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC will receive a commission from HyTech on these sales. Also concurrent with the execution of the amended license agreement, and as part of the overall transaction, HyTech has granted DTR an option to purchase
1.5 million shares of the company's common stock at $.01 per share. As a result, HyTech will incur a one-time non-cash charge against earnings of approximately $3.0 to $3.4 million in the third quarter ending September 30, 1996, which will have no effect on the company's net shareholders' equity. Also, QVC has exercised options to purchase 500,000 shares of HyTech's common stock, at $2.50 per share, and paid HyTech $1.25 million. HyTech also granted to QVC an option to purchase an additional 500,000 shares at $2.75 per share.

On July 24, 1996, HyTech's Board of Directors declared a regular quarterly cash dividend of $0.025 per share, payable on September 30, 1996 to shareholders of record on September 16, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("HyTech") is the owner of a broad range of consumer and oral health care products using Hydron(Registered) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses the polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetics products, creating a new moisturizing technology for the personal care/cosmetics and pharmaceutical industries. HyTech sells specialty personal care/cosmetics products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc., as amended (the "Amended QVC License Agreement"), which gives the electronic retailer certain exclusive rights to purchase licensed products from HyTech for sale in the Western Hemisphere, and a License Agreement with National Patent Development Corp., which provides that HyTech will generally pay royalties to National Patent on its sales and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics and oral health care products using Hydron polymers, as well as products that use Hydron polymer technology as a drug delivery system, which HyTech intends to market through third parties or its own efforts.

Results of Operations

Net sales for the three (3) months ended June 30, 1996 were $2,001,660, or 32% lower than net sales of $2,935,879 for the corresponding period of the fiscal year ended December 31, 1995 ("Fiscal 1995"). Net sales for the six (6) months ended June 30, 1996 were $5,033,641, or 24% percent higher than net sales of $4,053,604 for the corresponding period of Fiscal 1995. This decrease and increase are the result of changes in QVC purchasing patterns, which are affected primarily by the timing of on-air programming, and do not necessarily mirror retail sales by QVC to consumers.

As of December 31, 1994, QVC held approximately $1.8 million more of HyTech's products in inventory, at QVC's cost, than it held in inventory at December 31, 1995. QVC's large inventory position as of the beginning of Fiscal 1995, along with additional purchases from HyTech, were substantially reduced through retail sales of HyTech's products by QVC to consumers in the first half of Fiscal 1995, which included 16 hours of on-air programming promoting HyTech's products. QVC's small inventory position at the beginning of Fiscal 1996 necessitated additional purchases from HyTech for the nine (9) hours of on-air programming in the first half of Fiscal 1996. However, due to reduced airtime, on-air retail sales of HyTech's products by QVC to consumers were lower in the first half of Fiscal 1996 than in the first half of Fiscal 1995. Notwithstanding the reduced airtime, back-end sales (which consist primarily of reorders) of HyTech's products by QVC to consumers increased 11% over the same period.

As previously discussed, the Amended QVC License Agreement with QVC, which was signed on July 19, 1996, provides HyTech with certain retail marketing rights to its Hydron brand product lines, (i.e., traditional department stores, specialty stores, boutiques and beauty salons) and catalog sales, and significantly higher minimum product purchase requirements for QVC in order for QVC to maintain its exclusive rights to market Hydron brand consumer products within North, South and Central America through direct response television. The Amended License Agreement permits QVC to maintain its exclusive rights if QVC purchases certain escalating minimum quantities of product over a two-year term ending May 31, 1998. In return for such increased minimums, HyTech has decreased the prices at which it sells Hydron brand consumer products to QVC, which is expected to have a decrease on HyTech's gross profit margin of less than 5%. Products sold to QVC or its affiliates for resale through infomercials are excluded from the calculation of such minimum purchase levels. QVC has no obligation to purchase Hydron brand consumer products except to maintain exclusivity under the Amendment, which renews automatically for additional two-year terms as long as the annual minimum purchase levels are met. No assurances can be given that QVC will meet such escalating minimum purchase levels in order to maintain its exclusive rights.

Based on discussions with QVC, management expects substantially more airtime in the second half of Fiscal 1996 than in the first half of Fiscal 1996. Management is also currently in discussions with QVC to increase on-air programming by focusing primarily on new program formats, line extensions and special promotions. However, no assurances can be given that QVC will grant HyTech additional on-air selling time; failure to receive such additional on-air selling time could negatively impact sales.

Substantially all of the sales during the relevant periods were to QVC and its related entities. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

HyTech's gross profit margin for the three (3) months ended June 30, 1996 decreased one (1) percentage point to 61% from 62% for the corresponding period of Fiscal 1995. The gross profit margin for the six (6) months ended June 30, 1996 decreased four (4) percentage points to 60% from 64%. These decreases were due primarily to fluctuations in the mix of products sold to QVC in those periods. In June 1995, HyTech re-packaged eight (8) of its individual skin care products in a single collection to encourage wider consumer usage. Management believes that this slightly lower margin item generally expands potential re-order business, and leads to increased sales of the individual products at higher margins. This marketing strategy is a concerted effort by management to further increase the number of consumers using HyTech's products, as well as to broaden distribution of the complete Hydron product line. Management believes that once consumers sample a wider variety of HyTech's products, they are more likely to re-order more of such products, either as an entire collection, or as individual products at higher prices.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses increased 144% to $122,818 in the second quarter of Fiscal 1996, compared to $50,342 for the same period in Fiscal 1995. Such expenses for the six (6) months ended June 30, 1996 increased 111% to $254,061, compared to $120,553 for the corresponding period of Fiscal 1995. These increases reflect HyTech's continual development of new products.

Selling, general and administrative expenses for the three (3) months ended June 30, 1996 increased by 25% to $622,033 from $499,409 for the corresponding period of Fiscal 1995. Such expenses for the six (6) months ended June 30, 1996 increased 39% to $1,255,196, compared to $904,910 for the corresponding period of Fiscal 1995. These increases are attributable to an overall increase in salary requirements, expansion of full-time staff, including the addition of customer service personnel, increased warehousing costs and advertising expenses, primarily relating to the production and distribution of HyTech's newsletter, which was introduced in September 1995.

Interest and investment income in the second quarter of Fiscal 1996 decreased 25%, to $73,415 from $97,356 for the same period in Fiscal 1995. Such income for the six (6) months ended June 30, 1996 decreased 23% to $136,903, compared to $178,517 for the corresponding period of Fiscal 1995. These decreases are due primarily to lower cash balances and lower interest rates. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

Net income for the three (3) months ended June 30, 1996 decreased 77%, to $267,197 from $1,168,470 for the same period in Fiscal 1995. Net income for the six (6) months ended June 30, 1996 decreased 23% to $1,082,869, compared to $1,404,665 for the corresponding period of Fiscal 1995. Such changes are due primarily to the factors discussed above.

In connection with the execution of the Amended License Agreement, HyTech granted DTR an option to purchase 1.5 million shares of the company's common stock at $.01 per share. As a result, HyTech will incur a one-time non-cash charge against earnings of approximately $3.0 to $3.4 million in the third quarter ending September 30, 1996, which will have no effect on the company's net shareholders' equity.

Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at June 30, 1996 compared to December 31, 1995. At June 30, 1996, working capital remained in excess of $9 million, due primarily to net income of $1,082,869 for the period, offset by a $152,667 investment in Hydromercial Partners and the payment of quarterly dividends totaling $1,133,070. At August 13, 1996, HyTech had in excess of $7.0 million in cash and short-term treasury bills.

HyTech's cash flow from operations of $2,065,515 was a direct result of its marketing efforts with QVC. The QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty days after QVC's receipt of such goods.

HyTech paid regular quarterly cash dividends of two and one-half cents ($0.025) per share on March 29, 1996 and June 25, 1996 to shareholders of record on March 15, 1996 and June 14, 1996, respectively. On July 24, 1996, HyTech's Board of Directors declared a regular quarterly cash dividend of $0.025 per share payable on September 30, 1996 to shareholders of record on September 16, 1996.

Also in connection with the execution of the Amended QVC License Agreement, QVC exercised options to purchase 500,000 shares of HyTech's common stock, at $2.50 per share, and paid HyTech $1.25 million. HyTech also granted to QVC an option to purchase an additional 500,000 shares at $2.75 per share.

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

Management is currently reviewing various methods of marketing Hydron brand products via traditional retail distribution as well as catalog sales, but has not made any firm commitments in such areas. Management recognizes that HyTech does not have the financial resources to sustain a major national advertising campaign to market its products. In view of the foregoing, management has obtained with QVC and Hydromercial Partners, and continues to seek internationally, marketing, licensing and distribution agreements with third parties that have greater financial resources and that can enhance HyTech's product introductions with appropriate national marketing support programs.

The effect of inflation has not been significant upon either the operations or financial condition of HyTech.


                          Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - 11 - Computation of Earnings Per Share

(b) Current report on Form 8-K (Date of Report, July 19, 1996), reporting items 5 and 7.

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




Dated:  August 13, 1996