Form 10-Q
period 1996-09-30
HYDRON TECHNOLOGIES INC
filed 1996-11-14
CIK 28146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


  /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended:  September 30, 1996 or
  / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the Period from __________ to __________

                         Commission File Number: 0-6333

                           HYDRON TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                 13-1574215
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

1001 Yamato Road, Suite 403
Boca Raton, Florida 33431                               (561) 994-6191
----------------------------------------       -------------------------------
(Address of Principal Executive Offices)       (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.     X  Yes       No.
                                            -----     -----

Number of shares of common stock outstanding as of November 12, 1996: 23,228,511

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets -- September 30, 1996 and
         December 31, 1995

   Condensed consolidated statements of operations -- Three months ended
         September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

   Condensed consolidated statements of cash flows-- Nine months ended
         September 30, 1996 and 1995

   Notes to condensed consolidated financial statements -- September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


Signatures

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                          September 30, 1996        Dec. 31, 1995
                                          ---------------------------------------
ASSETS                                         (Unaudited)              (Note)
Current assets:
   Cash and cash equivalents                  $  6,505,324           $  4,346,587
   Trade accounts receivable                     1,240,330              1,002,969
   Inventories                                   2,988,039              3,998,304
   Prepaid expenses and other
     current assets                                251,903                130,907
                                              ------------           ------------
   Total current assets                         10,985,596              9,478,767
Property and equipment, net                        529,328                620,317
Investment in joint venture                        290,731                221,366
Deferred product costs, less
   accumulated amortization of
   $3,928,532 and $3,697,400 at
   1996 and 1995, respectively                   2,039,264              2,264,061
Deposits                                           404,894                407,600
                                              ------------           ------------
                                              $ 14,249,813           $ 12,992,111
                                              ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           $    469,364           $    235,645
   Accrued liabilities                             309,747                194,918
                                              ------------           ------------
   Total current liabilities                       779,111                430,563
Stockholders' equity:
   Common stock -- $.01 par value;
     30,000,000 shares authorized;
     23,206,698 and 22,639,816
     shares issued and outstanding
     at 1996 and 1995, respectively                232,067                226,398
   Additional paid-in capital                   20,878,054             18,113,632
   Accumulated deficit                          (7,639,419)            (5,778,482)
                                              ------------           ------------
     Total stockholders' equity                 13,470,702             12,561,548
                                              ------------           ------------

                                              $ 14,249,813           $ 12,992,111
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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements Of Operations
                                  (Unaudited)

Three Months and Nine Months Ended September 30, 1996 and 1995

                                       Three months ended                  Nine months ended
                                          September 30,                      September 30,
                                     1996              1995             1996              1995
                                     ----              ----             ----              ----
Net sales                        $  2,003,192      $  1,672,194     $  7,036,833      $  5,725,798
Cost of sales                         848,395           603,546        2,856,261         2,051,597
                                 ------------      ------------     ------------      ------------
Gross profit                        1,154,797         1,068,648        4,180,572         3,674,201
                                 ------------      ------------     ------------      ------------
Expenses:
   Royalty expense                     93,114            78,890          331,162           262,065
   Research and
     development                      128,825            26,151          382,886           146,704
   Selling, general
     & administrative                 719,919           543,763        1,975,115         1,448,673
   Distribution Agree-
     ment expense                   3,145,305                --        3,145,305                --
   Depreciation &
     amortization                     107,092            85,511          321,277           256,278
                                 ------------      ------------     ------------      ------------
                                    4,194,255           734,315        6,155,745         2,113,720
                                 ------------      ------------     ------------      ------------
Operating income                   (3,039,458)          334,333       (1,975,173)        1,560,481
Interest income                        86,635            71,475          223,538           249,992
Infomercial pick-up                    13,017                --          (83,302)               --
                                 ------------      ------------     ------------      ------------
(Loss) Income before
     income taxes                  (2,939,806)          405,808       (1,834,937)        1,810,473
Income tax expense                      4,000            30,000           26,000            30,000
                                 ------------      ------------     ------------      ------------
Net (loss) income                $ (2,943,806)     $    375,808     $ (1,860,937)     $  1,780,473
                                 ============      ============     ============      ============

Net income per common share:
     Primary                             (.12)              .02             (.08)              .08
     Fully Diluted                       (.12)              .02             (.08)              .08
Weighted average number of
  common shares outstanding:
     Primary                       24,217,630        23,142,657       23,292,152        23,148,411
     Fully Diluted                 24,217,630        23,142,657       24,217,630        23,165,370

           See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                 Nine Months Ended September 30, 1996 and 1995


                                            1996              1995
                                            ----              ----
Operating activities:
   Net cash provided by
     operating activities                 $ 2,777,134      $ 1,346,033
                                          -----------      -----------

Investing activities:
   Capital expenditures, net                      844         (268,647)
   Investment in joint venture               (152,667)        (200,000)
   Increase in deferred product costs          (6,335)            (545)
                                          -----------      -----------
   Net cash used in
     investing activities                    (158,158)        (469,192)
                                          -----------      -----------

Financing activities:
   Proceeds from issuance
     of common stock, net                   1,253,000           28,875
   Cash dividends paid                     (1,713,239)      (1,697,377)
                                          -----------      -----------

   Net cash used in
     financing activities                    (460,239)      (1,668,502)
                                          -----------      -----------

Net increase (decrease) in cash
   and cash equivalents                     2,158,737         (791,661)

Cash and cash equivalents at
   beginning of period                      4,346,587        5,723,664
                                          -----------      -----------

Cash and cash equivalents at
   end of period                          $ 6,505,324      $ 4,932,003
                                          ===========      ===========

           See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                               September 30, 1996

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

Note B -- Inventories

Inventories consist of the following:

                                   September 30, 1996       December 31, 1995
                                   ------------------------------------------
Finished goods                         $ 1,874,154             $ 3,044,890
Work in progress                           130,539                 162,794
Raw materials and components               983,346                 790,620
                                       -----------             -----------
                                       $ 2,988,039             $ 3,998,304
                                       ===========             ===========

Note C -- Investment in Joint Venture

On January 17, 1995, Hydron Technologies, Inc. ("HyTech") entered into an agreement with two other companies to form a joint venture known as Hydromercial Partners (the "Joint Venture"). Each company has a one-third interest in the profits and losses of the Joint Venture, which has an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants. The purpose of the Joint Venture is to provide and sell HyTech's polymer-based skin care line by means of a thirty (30) minute commercial ("Infomercial") which the Joint Venture has produced. On July 19, 1996, as part of the Amended License Agreement with QVC, the Joint Venture was dissolved (effective May 31, 1996) and a new partnership was created, known as New Hydromercial Partners ("Partnership"). The Partnership is an equal partnership between HyTech and QVC to promote Hydron products through an Infomercial. (See Note D)

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                               September 30, 1996

Note D - Distribution Agreement

On July 19, 1996, HyTech and QVC amended their existing marketing and distribution license to provide HyTech with certain retail marketing rights and to significantly increase the minimum product purchase requirements QVC must meet, on a bi-annual basis, to maintain its exclusive rights to market Hydron consumer products through direct response television in North, South and Central America. The Amended License Agreement will allow QVC to promote Hydron products in a manner consistent with which it promotes its proprietary brands and also creates a new, equal partnership between QDirect Ventures, Inc., an affiliate of QVC, and Hydron Direct, Inc., a wholly-owned subsidiary of HyTech, to promote Hydron products through an infomercial. This new partnership replaces the previous Hydromercial Partners Joint Venture. The Amended License Agreement provides that certain retail marketing rights formerly held by Direct to Retail (QVC granted these rights to DTR under a separate agreement), revert back to HyTech and that QVC will no longer pay a royalty on retail sales of Hydron products to DTR. The retail marketing rights include prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC will receive a commission from HyTech on these sales. Also concurrent with the execution of the Amended License Agreement, and as part of the overall transaction, HyTech has granted DTR an option to purchase 1.5 million shares of the company's common stock at $.01 per share. As a result, HyTech will incurred a one-time non-cash charge against earnings of approximately $3.145 million in the third quarter ended September 30, 1996, which had no effect on the company's net shareholders' equity. Also, QVC has exercised options to purchase 500,000 shares of HyTech's common stock, at $2.50 per share, and paid HyTech $1.25 million. HyTech also granted to QVC an option to purchase an additional 500,000 shares at $2.75 per share. Both QVC and DTR have agreed to standstill provisions not to purchase additional shares of HyTech's stock without the company's permission and DTR has given its proxy for its shares to Harvey Tauman, HyTech's president, for as long as DTR holds them.

Discounting the effect of the expenses associated with the Amended License Agreement, HyTech would have reported net income of $201,499, or $.01 per share, and $1,284,368, or $.05 per share, for the three (3) and nine (9) months ended September 30, 1996, respectively.

Note E - Income Taxes

The tax provisions for the three (3) month and the nine (9) month periods ended September 30, 1996 and 1995 represent the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("HyTech") is the owner of a broad range of consumer and oral health care products using Hydron(R) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses the polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetic products, creating a new moisturizing technology for the personal care/cosmetics and pharmaceutical industries. HyTech sells specialty personal care/cosmetic products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc., as amended (the "Amended QVC License Agreement"), which gives the electronic retailer certain exclusive rights to purchase licensed products from HyTech for sale in the Western Hemisphere, and a License Agreement with National Patent Development Corp., which provides that HyTech will generally pay royalties to National Patent on its sales and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics and oral health care products using Hydron polymers, as well as products that use Hydron polymer technology as a drug delivery system, which HyTech intends to market through third parties or its own efforts.

Results of Operations

Net sales for the three (3) months ended September 30, 1996 were $2,003,192, or 20% higher than net sales of $1,672,194 for the corresponding period of the fiscal year ended December 31, 1995 ("Fiscal 1995"). Net sales for the nine (9) months ended September 30, 1996 were $7,036,833, or 23% percent higher than net sales of $5,725,798 for the corresponding period of Fiscal 1995. These increases are the result of QVC purchasing patterns, which are affected primarily by the timing of on-air programming, and do not necessarily mirror retail sales by QVC to consumers.

As of December 31, 1994, QVC held approximately $1.8 million more of HyTech's products in inventory, at QVC's cost, than it held in inventory at December 31, 1995. QVC's small inventory position at the beginning of Fiscal 1996 necessitated additional purchases from HyTech for the 17 hours of on-air programming in the first nine months of Fiscal 1996. However, due to reduced airtime (23 hours of programming in the corresponding period of Fiscal 1995), on-air retail sales of HyTech's products by QVC to consumers were lower in the first nine months of Fiscal 1996 than in the first nine months of Fiscal 1995. Notwithstanding the reduced airtime, back-end sales (which consist primarily of reorders) of HyTech's products by QVC to consumers increased over the same period.

As previously discussed, the Amended License Agreement, which was signed on July 19, 1996, provides HyTech with certain retail marketing rights to its Hydron brand product lines, (i.e., traditional department stores, specialty stores, boutiques and beauty salons), as well as catalog sales. The Amended License Agreement also permits QVC to maintain its exclusive rights to market Hydron brand consumer products within North, South and Central America through direct response television, if QVC purchases certain escalating minimum quantities of product over a two-year term ending May 31, 1998. In return for these significantly higher minimum product purchase requirements, HyTech has decreased the prices at which it sells Hydron brand consumer products to QVC, which is expected to decrease HyTech's gross profit margin by less than 5%. Products sold to QVC or its affiliates for resale through infomercials, or outside the Western Hemisphere, are excluded from the calculation of such minimum purchase levels. QVC has no obligation to purchase Hydron brand consumer products except to maintain exclusivity under the Amended License Agreement, which renews automatically for additional two-year terms as long as the minimum purchase levels are met. No assurances can be given that QVC will meet such escalating minimum purchase levels.

Based on discussions with QVC, management expects substantially more airtime in the final quarter of Fiscal 1996 and in Fiscal 1997 than in comparable periods of Fiscal 1995 and Fiscal 1996. Management is also currently in discussions with QVC to increase on-air programming by focusing primarily on new program formats, line extensions and special promotions. However, no assurances can be given that QVC will grant HyTech additional on-air selling time; failure to receive such additional on-air selling time could negatively impact sales.

Substantially all of the sales during the relevant periods were to QVC and its related entities. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

HyTech's gross profit margin for the three (3) months ended September 30, 1996 decreased six (6) percentage points to 58% from 64% for the corresponding period of Fiscal 1995. The gross profit margin for the nine (9) months ended September 30, 1996 decreased five (5) percentage points to 59% from 64%. These decreases were due primarily to fluctuations in the mix of products sold to QVC in those periods and to lower prices at which products were sold to QVC under the Amended License Agreement. In June 1995, HyTech re-packaged eight (8) of its individual skin care products in a single collection to encourage wider consumer usage. Management believes that this slightly lower margin item generally expands potential re-order business, and leads to increased sales of the individual products at higher margins. This marketing strategy is a concerted effort by management to further increase the number of consumers using HyTech's products, as well as to broaden distribution of the complete Hydron product line. Management believes that once consumers sample a wider variety of HyTech's products, they are more likely to re-order more of such products, either as an entire collection, or as individual products at higher prices.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses increased 393% to $128,825 in the third quarter of Fiscal 1996, compared to $26,151 for the same period in Fiscal 1995. Such expenses for the nine (9) months ended September 30, 1996 increased 161% to $382,886, compared to $146,704 for the corresponding period of Fiscal 1995. These increases reflect HyTech's continual development of new products.

Selling, general and administrative expenses for the three (3) months ended September 30, 1996 increased by 32% to $719,919 from $543,763 for the corresponding period of Fiscal 1995. Such expenses for the nine (9) months ended September 30, 1996 increased 36% to $1,975,115, compared to $1,448,673 for the corresponding period of Fiscal 1995. These increases are attributable to an overall increase in salary requirements, expansion of full-time staff, including the addition of customer service personnel, increased warehousing costs and advertising expenses, primarily relating to the production and distribution of HyTech's newsletter, which was introduced in September 1995.

Distribution Agreement expense of $3,145,305 pertains to costs incurred in connection with the execution of the Amended License Agreement. In connection with the execution and delivery of the Amended License Agreement, HyTech granted DTR an option to purchase 1.5 million shares of the company's common stock at $.01 per share, resulting in a one-time non-cash charge against earnings of approximately $3.1 million. This non-cash charge has no effect on the company's net shareholders equity.

Interest and investment income in the third quarter of Fiscal 1996 increased 21%, to $86,635 from $71,475 for the same period in Fiscal 1995. Such income for the nine (9) months ended September 30, 1996 decreased 11% to $223,538, compared to $549,992 for the corresponding period of Fiscal 1995. The increase for the three (3) month period is due primarily to higher cash balances, while the overall decrease for the nine (9) month period is due primarily to lower cash balances and lower interest rates. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

Net income for the three (3) months ended September 30, 1996 decreased to a loss of $2,943,806 from income of $375,808 for the same period in Fiscal 1995. Net income for the nine (9) months ended September 30, 1996 decreased to a loss of $1,860,937, compared to income of $1,780,473 for the corresponding period of Fiscal 1995. Such changes are due primarily to the Distribution Agreement Expense and to the other factors discussed above.

Discounting the effect of the expenses associated with the Amended License Agreement, HyTech would have reported net income for the three (3) months ended September 30, 1996 of $201,499, or $.01 per share, and net income of $1,284,368, or $.05 per share, for the nine (9) months ended September 30, 1996.

-------------------------------------------------------------------------------
                          (Forward Looking Statement)

Based upon proposed increases in air time and if QVC makes the minimum purchases necessary to maintain its exclusive rights, management believes that HyTech will have record sales and earnings for Fiscal 1997. This assumes, however, that QVC makes its purchases on a pro rata basis over the annual term of the Amended License Agreement. Further, no obligation exists for QVC to promote or purchase product, and no assurances can be given that QVC will meet escalating minimum purchase levels for subsequent years in order to maintain exclusive rights.

                       (End of Forward Looking Statement)
-------------------------------------------------------------------------------


Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at September 30, 1996 compared to December 31, 1995. At September 30, 1996, working capital increased by $1 million from December 31, 1995, due primarily to cash flow from operations of $2.8 million for the period, offset by the payment of quarterly dividends totaling $1.7 million.

HyTech's cash flow from operations of $2.8 million was a direct result of its marketing efforts with QVC. The Amended License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty days after QVC's receipt of such goods.

HyTech paid regular quarterly cash dividends of two and one-half cents ($0.025) per share on March 29, 1996, June 25, 1996 and September 30, 1996 to shareholders of record on March 15, 1996, June 14, 1996 and September 16, 1996, respectively.

Also in connection with the execution of the Amended QVC License Agreement, QVC exercised options to purchase 500,000 shares of HyTech's common stock, at $2.50 per share, and paid HyTech $1.25 million. HyTech also granted to QVC an option to purchase an additional 500,000 shares at $2.75 per share.

Based on HyTech's present cash position, absence of any short- or long-term debt, third-party contractual approach to manufacturing and R&D, and present business strategy, management believes that HyTech has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty (30) day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements.

Management is currently reviewing various methods of marketing Hydron brand products via traditional retail distribution. Although management has not made any substantial commitments with respect to traditional domestic retail marketing, HyTech has entered into a distribution agreement with an Australian based health and beauty products distributor for Australia and New Zealand, whereby HyTech's products are to be marketed for the first time at traditional retail outlets. The agreement is subject to certain minimum escalating purchases, and reserves to HyTech electronic marketing rights in the territories. In addition, management is presently working on its first full color catalog, called a "magalog," a catalog combined with a magazine flavor reflecting real life customer experiences. Management believes that the initial mailing of its premier edition will be mailed before November 30, 1996.

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

                          Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

   (a) The Annual Meeting of Shareholders (the "Meeting") of Hydron Technologies, Inc. was held on July 25, 1996 at 10:00 a.m., local time, at the Boca Raton Marriott Crocker Center, 5150 Town Center Circle, Boca Raton, Florida 33486.

   (b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of shareholders and until their successors are elected and qualify: Harvey Tauman, Richard Tauman, Chaudhury M. Prasad, Frank Fiur, Samuel
M. Leb, M.D., Nestor Cardero, C.P.A., Joseph A. Caccamo, Richard Banakus and Hugues Lamotte. A vote was taken and the results thereof were as follows:


   (i)      18,629,321 votes for Harvey Tauman and 338,522 votes withheld;
   (ii)     18,629,749 votes for Richard Tauman and 338,094 votes withheld;
   (iii) 18,632,789 votes for Chaudhury M. Prasad and 335,054 votes withheld;
   (iv)     18,720,912 votes for Frank Fiur and 246,931 votes withheld;
   (v) 18,726,512 votes for Samuel M. Leb, M.D. and 241,331 votes withheld;
   (vi) 18,730,043 votes for Nestor Cardero, C.P.A. and 237,800 votes withheld;

   (vii)    18,624,943 votes for Joseph A. Caccamo and 342,900 votes withheld;
   (viii)   18,728,203 votes for Richard Banakus and 239,640 votes withheld;
            and
   (ix)     18,728,903 votes for Hugues Lamotte and 238,940 votes withheld.

   A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

   (c) The final item of business was the proposal to ratify the appointment of Ernst & Young LLP, the independent certified public accountants of the Corporation, for the current fiscal year. The results of the voting were as follows:
          18,889,146 votes for the resolution,
          33,249 votes against and
          35,448 votes abstained.

   A majority of the shares cast at the meeting have voted for the resolution, and the resolution was duly passed.

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


                                           HYDRON TECHNOLOGIES, INC.


                                           By: /s/ Thomas G. Burns
                                           -----------------------------------
                                           Thomas G. Burns, Vice President,
                                           Finance and Chief Financial Officer




Dated:  November 14, 1996