Form 10-K
period 1996-12-31
HYDRON TECHNOLOGIES INC
filed 1997-03-31
CIK 28146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO        .

                         COMMISSION FILE NUMBER 0-6333

                           Hydron Technologies, Inc.
            (Exact name of registrant as specified in its charter)

         New York                                           13-1574215
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

1001 Yamato Road, Suite 403, Boca Raton, Florida            33431
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (561) 994-6191

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / /

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $32,646,029 based upon the closing price of $1.625 on March 27, 1997.


 Number of shares of Common Stock outstanding as of March 27, 1997: 24,776,816.

                  Documents Incorporated by Reference: None.

                                    Part I

Item 1.  Business

Introduction

         Hydron Technologies, Inc. ("HyTech"), a New York corporation organized on January 30, 1948, maintains its principal office at 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431 and its telephone number is (561) 994-6191. On July 30, 1993, its name was changed from Dento-Med Industries, Inc.

         HyTech has the exclusive worldwide license to develop and market products using Hydron(Registered Mark) polymers, a scientifically-proven moisture attracting ingredient, in the consumer and oral health care fields, and holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetic products, creating a new moisturizing technology for the cosmetic and pharmaceutical industries. HyTech has concentrated its development activities to date, primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and oral care products for dental professionals. Because of their unique properties, management believes that products which utilize Hydron polymers have the potential for wide acceptance in consumer and professional health care markets.

         HyTech's products are currently sold in the United States exclusively through direct response television and catalog sales, and internationally through conventional retail stores and electronic retailing. During the fiscal year ended December 31, 1996 ("Fiscal 1996"), substantially all sales of HyTech were made to QVC, Inc. ("QVC"), the world's largest electronic retailer.

Marketing

         HyTech's expansion in product marketing primarily began with the distribution of its first catalog in the middle of November 1996. HyTech also expanded international marketing to include conventional retail store distributorships in Australia and New Zealand, as well as electronic retailing in Europe through an affiliate of QVC. In 1997 HyTech intends to continue the expansion of its marketing plan in the United States, and may seek to add distribution through prestige retail channels such as department and specialty stores, boutiques and beauty salons.

         One important aspect of management's expanding marketing plan was to begin by testing new marketing strategies within its home state, Florida. Management believes that the Florida market is strong and can be closely monitored, while enabling them to determine the marketing strategy for expanded global markets. This progressive marketing plan has taken form under the following strategically managed areas.

         -Direct Response Television

         Management believes that marketing Hydron products initially through direct response television has afforded HyTech several advantages over conventional in-store retailing, including: cash flow that has enabled HyTech to internally finance product development and new marketing activities, the ability to take advantage of time-sensitive opportunities by moving products to market quickly, and the ability to conduct real time market research, which has allowed management to make marketing decisions quickly and cost effectively.

         HyTech's personal care products are presently marketed through direct response television in the Western Hemisphere exclusively by QVC, pursuant to an amended license agreement with QVC. See "Amended Agreement with QVC." Certain products are also sold in Europe by a QVC affiliate. In the United States, QVC programming is transmitted live on cable television to approximately sixty (60) million homes. In addition, "QVC-The Shopping Channel," which is owned by QVC and an English partner, reaches several million households in the United Kingdom, and QVC Deutschland GmbH, a wholly-owned subsidiary of QVC, Inc., produces a televised shopping program for the German market.

         In Fiscal 1996, HyTech expanded its personal care, hair care and bath and body product lines marketed on the QVC program, from twenty-one (21) items (sku's) in Fiscal 1995 to thirty-five (35) items (sku's), five (5) of which are from the hair care and bath and body product lines. Hair care and bath and body items sell at a lower cost and somewhat lower margin than HyTech's skin care products.

         During Fiscal 1996, retail sales of Hydron products by QVC to consumers decreased by twenty-two percent (22%), to approximately $16.4 million from $21 million in the fiscal year ended December 31, 1995 ("Fiscal 1995"). Retail sales of Hydron products by QVC to consumers increased thirty percent (30%) in Fiscal 1995 from $16 million in fiscal year ended December 31, 1994 ("Fiscal 1994"). Approximately sixty-three (63%) percent of retail sales in Fiscal 1996 occurred in connection with on-air marketing of Hydron products by QVC, and the balance occurred as back-end or off-air sales, which is primarily re-order business.

         QVC maintains an inventory of Hydron products, which consumers may purchase at any time. Back-end (off air) sales of Hydron products by QVC to consumers decreased approximately six percent (6%) in Fiscal 1996 from Fiscal 1995, but increased 104% in Fiscal 1995 over Fiscal 1994.

         Management believes that the lack of quality on-air time for Hydron products resulted in the decrease in retail sales by QVC, as such lack of quality on-air time affects both on-air retail sales as well as the reorder business.

         "Hydron Care" hours have been part of QVC's regularly scheduled programming since April 1994. The hour-long, live broadcasts generally feature most currently available products, which are sold individually or by packaging in various combinations of products. During the second half of Fiscal 1995, QVC began airing regularly scheduled programming, including "Hydron Care," approximately every eight (8) weeks instead of monthly. As a result, the aggregate number of on-air hours declined from sixteen (16) in the first six
(6) months of Fiscal 1995, to twelve (12) in the last six (6) months of Fiscal 1995.

         Although the aggregate number of on-air QVC hours was substantially the same for Fiscal 1996 (twenty-seven (27)) as compared with twenty-eight
(28) for Fiscal 1995, HyTech was not allotted substantial prime time hours or weekends when consumers typically increase purchases. In the first six (6) months of Fiscal 1996, the aggregate number of on-air QVC hours was nine (9), as compared to sixteen (16) in the first six (6) months of Fiscal 1995. In the second six (6) months of Fiscal 1996, the aggregate number of on-air QVC hours increased to eighteen (18) from twelve (12) for the second six (6) months of Fiscal 1995. Although management of HyTech is constantly pursuing opportunities to increase the quantity and quality of on-air programming on QVC, including new program formats, line extensions that may warrant additional programming, as well as special promotions, management of HyTech has no control over the amount and quality of air-time that QVC allots to Hydron products.

         During Fiscal 1996 ninety-seven percent (97%), during Fiscal 1995 ninety-eight percent (98%) and in Fiscal 1994 ninety-eight percent (98%), of HyTech's sales, were made to QVC and affiliated companies. Management anticipates that as QVC more fully exploits its amended license, QVC will continue to represent the greatest percentage of sales in the fiscal year ending December 31, 1997 ("Fiscal 1997"). The loss of QVC as a customer would have a material, adverse impact upon the financial condition of HyTech. However, management believes that if QVC were to cease acting as HyTech's exclusive electronic retailer in the Western Hemisphere, HyTech would attempt to reach the existing consumer base utilizing various marketing methods. No assurance can be given that HyTech could market its products as successfully utilizing any of such methods.

         -Catalog Sales

         In November 1996, Hydron Direct Marketing ("HyDirect"), a division of HyTech, opened a new channel of distribution for Hydron products with the launch of the Hydron Magalog(TM). This full-color catalog offers HyTech's personal care products for sale directly to consumers. The Magalog also provides information on new Hydron products, educates consumers on proper skin and hair care, responds to customer questions, and facilitates re-ordering. Net catalog sales for the first four (4) months of operations, commencing in November 1996 were approximately $16,000 (for one-half of the month), $45,000,

$69,000 and $203,000, respectively.

         Management expects that increased distribution, value added promotions, including free product samples, coupled with increased brand awareness will continue to enhance catalog sales in Fiscal 1997. HyTech currently markets the catalog to consumers through print advertising in national women's magazines, as well as several athletic sponsorships and community events. HyTech also markets the catalog to its shareholders, who presently receive a twenty-five percent (25%) discount on all purchases through the Hydron Magalog. Consumers can order a Hydron Magalog by calling 1-800-4-HYDRON.

         In connection with its Magalog marketing program, HyTech signed sponsorship agreements with Florida's Miami Heat professional basketball team, the Miami Dolphins professional football team and Pro Player Stadium. Hydron products and the 1-800-4-HYDRON number are promoted during games through in-stadium advertising and product sampling. Brand awareness is promoted through television and radio half-time and post game reports and broadcast segments naming the "the Hydron Defensive Player of the Game" and "Hydron Best Defensive Play of the Week." In addition, an over-the-counter, pharmaceutical, topical analgesic, is promoted through 30- and 60-second direct response television and radio advertisements on local area television and radio commercials. Management is also seeking a sponsorship arrangement with the Florida Marlins professional baseball team.

         HyTech's sports marketing program also includes one-year sponsorships of the Ft. Lauderdale Diving Team in Ft. Lauderdale, FL, and the United States Olympic Training Center Men's Gymnastics Team in Colorado Springs, CO, signed in June 12, 1996 and April 19, 1996, respectively. Both teams sent athletes to the 1996 Olympic Games, and endorsed Hydron sunscreen, moisturizing and topical analgesic products during U.S. and international competitions.

         In the near future, the Hydron Magalog and on-line ordering through an "Internet shopping cart" will be available directly to consumers through HyTech's web site at http://www.hydron.com.

         -Infomercials

         In January 1995, HyTech entered into an agreement with two other companies to form a joint venture known as Hydromercial Partners (the "Joint Venture") to promote and sell HyTech's Hydron polymer-based skin care products through a thirty (30) minute commercial ("Infomercial"), which the Joint Venture has produced. Each company had a one-third interest in the profits and losses of the Joint Venture, which had an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants. The Infomercial, which featured an eight
(8) product Hydron skin care collection, aired regularly on regional broadcast and national cable networks from September 1995, following the completion of successful test marketing, to April 30, 1996.

         In July 1996, pursuant to the amended QVC License Agreement (see "Amended Agreement with QVC), the Joint Venture was dissolved (effective May 31, 1996), and HyTech entered into a new agreement with QVC to form an equal partnership known as New Hydromercial Partners (the "Infomercial Partnership"). During the fourth quarter of Fiscal 1996, the Infomercial Partnership revised the existing Infomercial to test several new product offers. The Infomercial Partnership plans to produce a second infomercial in Fiscal 1997, to promote and sell new products in HyTech's skin care line.

         The Infomercial Partnership supports infomercial programming with a variety of marketing and promotional activities to maximize sales. These include a telemarketing program to convert requests from Infomercial viewers for product information into sales, and a program that encourages Infomercial customers to purchase additional Hydron products, and offers them an opportunity to receive the skin care collection on a regular basis without having to re-order.

         -Retail Stores

         As the result of the QVC Amended License Agreement (see "Amended Agreement with QVC"), HyTech is reviewing various methods of marketing Hydron brand products through conventional retail distribution. Although management has made no substantial commitments with respect to domestic retail store marketing, in November 1996, HyTech signed an agreement with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products for the first time in retail stores in Australia and New Zealand. The agreement provides that Hydron products be sold for the first time in retail stores in Australia and New Zealand, and is subject to certain escalating minimum product purchase requirements. Management has been advised that Doctors Formula Pty. Ltd. expects Hydron products to be placed in approximately 100 retail outlets by April 1, 1997, the anticipated Australian launch date. HyTech has reserved the right to sell its products through electronic retailing in these markets.

Consumer Products

         HyTech has been engaged in the development of various consumer products using Hydron polymers since 1966. During the past fiscal year, HyTech devoted its resources primarily to the development of products in the personal care/cosmetics field using its patented cosmetic delivery system, focusing in particular on products that appeal to an aging baby boomer generation, currently one-third of the U.S. population. A survey of more than 1,200 30-to-50-year-olds, conducted by a major pharmaceutical company, found that:
76% are convinced they look younger than their actual age, 58% are influenced by facial wrinkles or brown spots when judging people's age, and 77% think women worry more than men about an aging facial appearance. HyTech's products are designed to address these concerns, and include Hydron skin care, hair care, bath and body, sun care, and over-the-counter pharmaceutical lines.

         HyTech launched eleven (11) new products in Fiscal 1996, bringing the total number of individual products available to twenty-eight (28), all of which use its patented cosmetic delivery system. All are presently being sold to and marketed by QVC, and are also sold directly by HyTech to consumers through the company's Magalog. In addition, some products are marketed through HyTech's infomercial, direct response television advertisements, and retail stores internationally.

         Management believes that HyTech's product lines are unique, and offer the following competitive benefits: they become water-insoluble on the skin's surface, and unlike all other water-based creams and lotions, are not removed by skin's perspiration or plain water; they are oxygen-permeable, allow skin to breathe and leave no greasy afterfeel; they do not emulsify skin's natural moisturizing agents, as do conventional creams and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients. All of these products are based on HyTech's patented cosmetic delivery system, which permit the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner. (See "Patents.") They are dermatologist tested and approved for all skin types, and products for use around the eye area are also ophthalmologist-tested, and safe for contact lens wearers.

         HyTech has also developed a variety of products that complement its patented moisturizers. These include facial cleansing products that are free of soaps and detergents; alpha-hydroxy products for the face and body that clear the skin of its surface buildup of dead cells, to allow other products to work more effectively; botanical cleansing products for the body; and a product that visibly reduces the appearance of fine facial lines, that has both short- and long-term benefits. HyTech has also applied the moisture holding properties of the Hydron polymer to its line of hair care products, creating a Hydronizing Complex that remains on the hair after rinsing, and helps to repair damaged portions of the hair shaft.

         During the past fiscal year, HyTech utilized its patented Hydron polymer emulsion technology as an enhanced drug delivery system in the development of a non-prescription, topical analgesic for minor arthritis and sore muscle relief. The "Menthol Ice" product was launched by QVC in June 1996, and is presently sold through QVC, the Hydron Magalog, and direct response television commercials. In addition to the Menthol Ice and sunscreens which utilize the drug delivery system, HyTech is developing additional over-the-counter products using its technology, which management expects to market during Fiscal 1997 through QVC and other distribution channels.

Management also believes that this technology could also be licensed by HyTech to other consumer products manufacturers or pharmaceutical companies, to develop new products or improve the effectiveness of existing products, and bring them under patent protection.

         HyTech is also exploring uses for the Hydron polymer and its patented technology in color cosmetics, fragrances and consumer health care products. The market for these products is highly competitive, and there are a substantial number of manufacturers of these products that have greater financial resources and marketing expertise than HyTech. Whether further efforts are undertaken to develop these products for the commercial market will depend upon management's evaluations of market potential, costs, competitive benefits, regulatory approval and certain manufacturing considerations, applicable to each product. There can be no assurances that these products will be commercially marketed.

Professional Products

         HyTech markets its hand and body moisturizer on a limited basis directly to health care professionals. An independent clinical study indicates that the product's hydrophilic properties create a moisturizing film that helps protect health care workers' hands against the irritation and minor allergic reactions that often accompany prolonged use of latex gloves and frequent hand washing, including dryness, itching and scaling.

         HyTech has also developed, and currently manufactures and sells on a limited basis, a group of Hydron polymer-based products for dental professionals under the Hydrocryl(Registered Mark) brand name. These include a heat cured material used in the manufacturing of dentures, as well as cold cure kits used in connection with relining or repairing existing Hydrocryl or conventional acrylic dentures, necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic or moisture attracting properties of these Hydron polymer based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic.

Topical Drug Delivery System

         Management believes that HyTech's patented Hydron emulsion system enhances the effectiveness of over-the-counter medications applied to the skin. The system deposits a uniform film on the skin's surface which possesses all the attributes required of an effective pharmaceutical base material, and has a number of advantages over other lotions. It is moisture-resistant and not degraded by perspiration or sebaceous oils, but it is oxygen permeable. It promotes hydration of the stratum corneum, which improves ready penetrability into the skin's pores. It has a relatively low affinity for the drug associated with the application, which promotes controlled release of the drug. It has good tactility and flexibility, and is free from greasiness, brittleness, tackiness, gumminess or oiliness, which makes it comfortable on the skin. It does not rub-off easily, and is resistant to inks, dyes, oils and other materials with which the treated skin may come into contact.

         During Fiscal 1996, HyTech applied its drug delivery system to topical analgesics, and in June 1996 launched an over-the-counter product for the relief of minor arthritis and sore muscle pain. HyTech also created a Hydron Pharmaceuticals division to develop and market additional OTC products based on this technology, several of which management expects to launch in Fiscal 1997.

Agreement with QVC

         In December 1993, HyTech entered into a license agreement with QVC (the "QVC License Agreement"), whereby QVC was granted exclusive rights to market and distribute HyTech's proprietary consumer products using Hydron polymers in North America, South America and Central America, through a variety of retail channels, including its electronic retail cable television program, other forms of electronic retailing such as infomercials (program-length commercials) and direct response television advertising, and conventional retail distribution. The QVC License Agreement specifically excludes the marketing of HyTech's professional products, use of HyTech's patented technology as a drug delivery system and products specifically geared to the health care field.

         The initial term of the QVC License Agreement ran through April 1996, and the term is automatically renewable for like terms if QVC purchases certain escalating minimum quantities of product. QVC met the minimum purchase requirements in order to maintain such exclusive rights for the initial two
(2) year term of the contract, and the term of the QVC License Agreement was renewed. No obligation exists for QVC to promote or purchase product, and no assurances can be given that QVC will meet escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC does not meet such minimum purchase levels, then HyTech has the right to terminate the agreement and seek other marketing and distribution arrangements for its products. The loss of QVC as a customer would have a material, adverse impact upon the financial condition of HyTech. If QVC were to cease acting as HyTech's exclusive marketing agent in the Western Hemisphere, then HyTech would attempt to reach the existing base of Hydron customers utilizing various alternative methods of marketing. No assurance can be given that HyTech could successfully market its products utilizing any such alternative methods.

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

Amended Agreement with QVC

         On July 19, 1996 HyTech entered into an amended license agreement effective as of May 31, 1996 (the "Amendment") with QVC, which amends the QVC License Agreement. The Amendment provides HyTech with certain retail marketing rights to its Hydron brand product lines, (i.e., traditional department stores, specialty stores, boutiques and beauty salons) and catalog sales, and significantly higher minimum product purchase requirements for QVC in order for QVC to maintain its exclusive rights to market Hydron brand consumer products within North, South and Central America through direct response television. In return, HyTech pays QVC a royalty on its retail sales of consumer products in North, South and Central America.

         The Amendment permits QVC to maintain its exclusive rights if QVC purchases certain escalating minimum quantities of product over a two-year term ending May 31, 1998. In return for such increased minimums, HyTech has decreased the prices at which it sells Hydron brand consumer products to QVC. Products sold to QVC or its affiliates for resale through infomercials are excluded from the calculation of such minimum purchases levels. QVC has no obligation to purchase Hydron brand consumer products except to maintain exclusivity under the Amendment, which renews automatically for additional two-year terms as long as the annual minimum purchase levels are met. No assurances can be given that QVC will meet such escalating minimum purchase levels in order to maintain its exclusive rights.

         In conjunction with the execution and delivery of the Amendment, QVC has paid HyTech $1.25 million in payment for the exercise of warrants to purchase 500,000 shares of Common Stock, $.01 per share, ("Common Stock") of HyTech at $2.50 per share. Further, HyTech has granted an additional warrant to QVC to purchase 500,000 shares of Common Stock at $2.75 per share for a five year period. Further still, with the exception of the aforementioned warrant, QVC has agreed to a standstill provision not to purchase additional shares of Common Stock without the consent of HyTech.

         Concurrent with the execution and delivery of the Amendment, and as part of the overall transaction, HyTech has granted to DTR Associates, a Massachusetts limited partnership ("DTR"), an option to purchase 1.5 million shares of Common Stock at the purchase price of $.01 per share (the "DTR Option"). As the result of such grant, HyTech incurred a one-time non-cash charge against earnings of approximately $3.1 million for the third quarter of 1996, which had no effect upon net shareholder's equity of HyTech. DTR had previously introduced HyTech to QVC, had certain retail distribution rights and was receiving a royalty payment from QVC on net sales from direct response television. DTR terminated its right to receive such royalty payments and relinquished its retail distribution rights in return for the DTR Option. If the minimum purchase level for the first renewal period was met under the License Agreement, DTR would have received approximately $5 million in royalty payments over the next two years. In January 1997 DTR exercised its option.

         Finally, HyTech through its wholly-owned subsidiary, Hydron Direct, Inc., entered into an agreement with QDirect Ventures, Inc., an affiliate of QVC Inc., to form a new joint venture known as Hydromercial Partners to promote and sell HyTech's Hydron(Registered Mark) polymer based skin care line by means of a full length program commercial ("Infomercial"). See
"Marketing-Infomercial."

Agreement with National Patent

         Pursuant to the terms of an agreement with National Patent Development Corporation ("National Patent"), HyTech has the exclusive worldwide rights to market products using Hydron polymers in the oral health, personal care/cosmetic and other consumer product fields, the areas in which HyTech has been concentrating its research and development efforts. HyTech also has exclusive worldwide rights to utilize Hydron polymers in its topical delivery system for non-prescription drugs only. National Patent has the exclusive worldwide rights to market prescription drugs and medical devices using Hydron polymers. Furthermore, each company has the right to exploit products with Hydron polymers not in the other's exclusive fields. Products which are not developed by HyTech, could be developed by National Patent, and could benefit HyTech through the payment of royalties.

         The agreement requires HyTech to make royalty payments to National Patent equal to five percent (5%) of net sales, and for National Patent to pay HyTech a five percent (5%) royalty on net sales, of Hydron polymer products, except with respect to certain excluded products. In the area of non-prescription drugs using Hydron polymers as a drug delivery system, both HyTech and National Patent have agreed to pay the other a royalty equal to five percent (5%) of net sales and twenty-five percent (25%) of any license fees, royalties or other similar payments received from third parties with regard to such products developed. HyTech has not received any royalties from National Patent, and has paid royalties to National Patent of approximately $338,000 for net product sales in Fiscal 1995 and approximately $387,000 for sales in Fiscal 1996 under this agreement.

Foreign Operations

         Direct foreign sales by HyTech in Fiscal 1996 were not significant as a percentage of consolidated net sales. However, in November 1996, HyTech signed an agreement for conventional retail sales with Doctors Formula Pty. Ltd., an Australia-based health and beauty products distributor. The agreement provides that Hydron products be sold for the first time in retail stores in

Australia and New Zealand, and is subject to certain escalating minimum product purchase requirements. HyTech has reserved the right to sell its products through electronic retailing in these markets.

         In addition, HyTech markets its products in Europe through a QVC affiliate in the United Kingdom. "Hydron Care" programming aired twenty-seven
(27) hours in

Fiscal 1996 and twenty-eight (28) hours in Fiscal 1995 on the QVC affiliate in the United Kingdom. Management is reviewing other opportunities to exploit its consumer products through various retail marketing and distribution methods in regions not covered under the QVC License Agreement as amended.

Manufacturing

         Hydron polymer-based products are manufactured exclusively for HyTech by independent third parties. HyTech has principally used one cosmetic filler because of its quality manufacturing and reasonable cost. During Fiscal 1996, however, HyTech utilized additional third party manufacturers to produce select new products. Also, HyTech and its primary cosmetic filler have established relationships with other third party cosmetic fillers who could produce HyTech's cosmetic products should increased capacity be required. To date, contract manufacturing has permitted HyTech to meet rapidly escalating inventory requirements in a timely manner. All raw materials and packaging components for HyTech's consumer and professional product lines are readily available to HyTech.

         HyTech is not dependent on any sole manufacturer except National Patent, which has agreed to make the Hydron polymer available to HyTech as needed, and to provide HyTech with all manufacturing procedures (including know-how) and render necessary and reasonable technical assistance, should National Patent be unable to meet HyTech's requirements for Hydron polymer.

Inventory

         At December 31, 1996, HyTech maintained inventory valued at approximately $2.8 million, as compared to approximately $4.0 million at December 31, 1995. The decrease in the amount of inventory resulted from increased sales volume to QVC, offset by new product introductions.

         HyTech has generally delivered its orders to QVC within two (2) weeks of the date orders are booked. As a result thereof, HyTech had no backlog of firm booked orders at December 31, 1996 or December 31, 1995. Although the business of HyTech is not seasonal, orders are placed by QVC after it determines its programming, and therefore, fluctuations in sales, which to date have been virtually all to QVC, may occur on a monthly and quarterly basis. Orders are generally shipped to customers of the Hydron Magalog within a few days of placement of an order.

         The Amended License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and HyTech receive payment from QVC thirty (30) days after QVC's receipt of such goods. In view of the thirty
(30) day payment terms in connection with sales to QVC and to the Infomercial Partnership, management does not anticipate any difficulty in financing foreseeable inventory requirements.

Research and Development

         HyTech's research and development efforts during Fiscal 1996 aimed to achieve greater diversification among HyTech's product lines, by broadening the brand's appeal to an aging baby boomer marketplace, as well as younger and older consumers. During the fiscal year ended December 31, 1996, HyTech's contract research and development program completed development of an eye makeup remover; an oil-free tinted moisturizers; a blemish concealer; a line smoothing serum; a topical analgesic; a lip moisturizer with sunscreen; a soap-free, botanical body scrub; a soap-free cleansing bar; and a botanical hair styling gel, luminating spray and finishing spray.

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

         Management anticipates completing development of products initiated in 1996 during 1997, and expects to focus research and development resources on additional Hydron polymer based products as determined by management's assessment of consumer demand, compatibility with HyTech's proprietary technology, and sales potential. Management also anticipates devoting greater resources in Fiscal 1997 to developing over-the-counter products, and is exploring a strategic relationship with a fragrance company for the addition of a fragrance line.

Vitamins, Minerals and Nutritional Supplements

         In March 1997, HyTech entered into a manufacturing and supply, "turn-key" agreement with a leading vitamin supplier for a vitamin, mineral and nutritional supplement line to complement HyTech's facial, body and hair care regimes. Management anticipates marketing vitamins, minerals and nutritional supplements as part of a healthy skin care program through the company's wholly-owned subsidiary, Hydron Pharmaceuticals, utilizing HyTech's Magalog, web site, and electronic retailing. As HyTech has had no experience in marketing vitamins, minerals and nutritional supplements, no assurances can be given that this new line will be successful to any degree.

Patented Technology

         HyTech was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. According to the patents, Hydron utilized in cosmetic emulsions creates a thin moisture-attracting film that is non-greasy; is not dissolved by sebaceous oils or perspiration; does not emulsify skin's natural oils and humectants; and allows skin to breathe (air and moisture permeable). The film is insoluble in water and resistant to rub-off, but can easily be removed with soap and water.

         HyTech's management believes that there are no competitive cosmetic products with this combination of properties. Applications for the Hydron polymer and HyTech's patented technology in the cosmetics and pharmaceutical industries include more effective and prolonged delivery of moisturizing agents to the skin; enhanced flavor and scent releasing components; and a delivery system for topically applied over-the-counter medications, which may enhance the penetration of active ingredients to the skin by holding them longer on the skin in a moist environment.

          In fiscal 1993, HyTech was granted a European patent covering its Hydron emulsification process in Austria, Belgium, France, Germany, Great Britain, Greece, Italy, Luxembourg, Netherlands, Spain, Switzerland, Liechtenstein and Sweden. HyTech also holds patents on this technology in the U.S., Australia and South Africa, and has patents pending in Canada, Japan and Israel.

         Management believes that having patents for an emulsification process adaptable to an array of consumer goods strengthens its ability to bring Hydron-based products to the marketplace, and that holding international patents facilitates HyTech's efforts to market its products in other countries. HyTech is aggressively pursuing new patentable technologies for both cosmetic and pharmaceutical products.

Government Regulation

         All of HyTech's skin care, hair care, and bath and body products are "cosmetics" as that term is defined under the Federal Food, Drug and Cosmetics

Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Certain of HyTech's products, i.e. its topical analgesic and products that contain a sunscreen, are also classified as over-the-counter drugs. Additional regulatory requirements for such products include additional labeling requirements, registration of the manufacturer and semi-annual update of the drug list.

Employees

         HyTech currently has eighteen (18) full-time employees, four (4) of whom are executive officers or directors. HyTech also maintains relationships with various consultants, who assist HyTech with new product development, packaging design, and marketing, and hires temporary help in connection with the increased operations associated with promotions.

         In August 1996, HyTech expanded its corporate communications department to manage all marketing communications activities, as well as public and investor relations functions, in-house. In addition, during the fourth quarter of Fiscal 1996 and the first quarter of Fiscal 1997, HyTech significantly expanded its customer care department to accommodate catalog orders and to respond promptly to consumer inquires.

Item 2.  Properties

         HyTech maintains its offices at Yamato Office Center, 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431, and occupies approximately 4,000 square feet of office space. During the first quarter of Fiscal 1997, construction began to develop an additional 1,500 square feet of adjacent office space, to accommodate expanded customer service and marketing departments. The term of HyTech's lease expires in August 2001 and requires monthly rent of approximately $6,600, subject to increases in the Consumer Price Index, plus increases in taxes and specified operating costs over set amounts.

         HyTech maintains it main warehouse space of approximately 31,000 square feet at 95 Mayhill Street, Saddle Brook, New Jersey 07663 pursuant to leases which expires in August 2000 at a monthly rents of approximately $14,000.

         In addition, HyTech maintains additional warehouse space of 1,200 square feet 6600 West Rogers Circle, Boca Raton, Florida 33487 , which expires in September 1998 at a monthly rental of approximately $700. HyTech has recently acquired additional warehouse and shipping space of approximately 3,200 square feet at 1120 Holland Drive, Suites nos. 9 and 19, Boca Raton, Florida, pursuant to a lease which expires in March 2000, at a monthly rental of approximately $2,250.


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

Fiscal 1996           High Closing Price    Low Closing Price
-----------           ------------------    -----------------

Fourth Quarter              2-1/4                 1-7/8
Third Quarter               2-3/4                   2
Second Quarter              3-1/4                 2-7/16
First Quarter               3-3/8                1-13/16

Fiscal 1995           High Closing Price    Low Closing Price
-----------           ------------------    -----------------

Fourth Quarter              3-1/16                1-3/4
Third Quarter               5-1/16               2-15/16
Second Quarter              5-1/8                 4-1/4
First Quarter               5-3/8                 3-7/8

         As of March 1, 1997, there were 4,230 record holders of HyTech's Common Stock. No cash dividends were paid during the fiscal year ended December 31, 1994 or at any time prior thereto. In January 1995, HyTech instituted a regular quarterly cash dividend of two and one-half cents ($.025) per share and paid a dividend in March, June, September and December 1995 and 1996. In March 1997, HyTech's Board of Directors declared a two and one-half cents ($.025) per share dividend for record holders on March 17, 1997 and payable on March 31, 1997. The payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including HyTech's earnings and financial condition.

Item 6.  Selected Financial Data

                                          Fiscal Years Ended December 31,

                              1996          1995           1994            1993           1992

                         ------------   -----------    -----------     -----------    -----------
Net sales                $  8,112,672   $ 7,303,468    $ 8,640,234     $   698,109    $   168,833
Distribution             $  3,149,718           -             -               -               -
Agreement
Expense
                         ------------   -----------    -----------     -----------    -----------

Operating income
(loss)                   $ (2,997,070)  $ 1,566,212    $ 3,418,599     $(1,446,944)   $(1,453,752)
                         ------------   -----------    -----------     -----------    -----------

Interest and
investment               $    308,998   $   325,010    $   219,617     $    85,909    $   127,569
income
                         ------------   -----------    -----------     -----------    -----------

Net income               $ (2,823,977)  $ 1,782,588    $ 3,638,206     $(1,361,085)   $(1,338,225)
(loss)
                         ------------   -----------    -----------     -----------    -----------

Net income
(loss)
per common                   $(.12)         $ .08          $ .16          $(.07)         $(.07)
share
                         ------------   -----------    -----------     -----------    -----------

Total assets             $ 12,741,140   $12,992,111    $13,809,583     $ 7,635,267    $ 6,657,326
                         ------------   -----------    -----------     -----------    -----------

Total
stockholders'            $ 11,981,480   $12,561,548    $13,013,459     $ 7,456,653    $ 6,610,889
equity
                         ============   ===========    ===========     ===========    ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         HyTech sells specialty personal care/cosmetic products, primarily for skin care, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. The Amended QVC License Agreement provides that QVC will purchase licensed products solely from HyTech, and the License Agreement with National Patent provides that HyTech will generally pay royalties on its sales to National Patent and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics for consumers and health care products for professionals using Hydron polymers, and anticipates using its patented technology as a drug delivery system in proprietary products, in which Hydron polymers act as a drug release mechanism. HyTech intends to either seek licensing arrangements for its drug delivery technology with third
parties, or develop and market proprietary products through its own efforts. HyTech commenced marketing its products on QVC in April 1994.

Results of Operations - Fiscal 1996 versus Fiscal 1995

         Net sales for fiscal year ended December 31, 1996 ("Fiscal 1996") of $8,112,672 reflect a increase of $809,204, or 11% from the $7,303,468 of net sales for the fiscal year ended December 31, 1995 ("Fiscal 1995"). This increase is primarily the result of QVC's purchasing patterns, along with increased sales to the Infomercial Joint Venture and QVC Europe. QVC's purchasing patterns are primarily affected by the timing of the Hydron Care programming.

         Approximately 97% and 98% of HyTech's sales during Fiscal 1996 and Fiscal 1995, respectively were to QVC and its related entities, including the Infomercial Joint Venture and QVC Europe. Management anticipates that sales to QVC will continue to grow as HyTech further extends its skin care line, adds other product lines, and broadens its marketing efforts to include other forms of electronic and conventional retailing. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

         HyTech's gross profit margin decreased 6 percentage points to 59% in Fiscal 1996, compared to 65% in Fiscal 1995. This decrease is due primarily to fluctuations in the mix of products sold to QVC in those periods, increased to the Infomercial Partnership (at lower gross margins), and reduced pricing on products sold to QVC as a result of the Amended License Agreement. Management anticipates gross profit margins, relating to sales to QVC, to remain at approximately 60%.

         Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses increased 181% to $497,899 in Fiscal 1996, compared to $177,468 in Fiscal 1995. The amount of R&D expenses per year varies, depending on the steps taken towards development during such year, as well as the number and type of products under development at such time. Included in R&D expense in Fiscal 1996 is approximately $200,000 of royalty fees paid to a consultant relating to product development under a contract expiring on December 31, 1996.

         Selling, general and administrative expenses in Fiscal 1996 increased 45% to $3,324,021 from $2,288,841 in Fiscal 1995. This increase is attributable to an overall increase in salary requirements, expansion of full-time staff, including customer service personnel, additional office and warehouse rent and increased advertising expense, primarily relating to the production, distribution and advertising for HyTech's new Magalog, a direct mail catalog launched in November 1996.

         Distribution Agreement expense of $3,149,718 pertains to costs incurred in connection with the execution of the Amended License Agreement. In connection with the execution and delivery of the Amended License Agreement, HyTech granted DTR an option to purchase 1.5 million shares of the company's common stock at $.01 per share, resulting in a one-time non-cash charge against earnings of approximately $3.1 million. This non-cash charge has no effect on the company's shareholders equity.

         Interest and investment income in Fiscal 1996 decreased 5% percent, to $308,998 from $325,010 in Fiscal 1995, primarily as a result of lower interest rates. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         Net income for Fiscal 1996 decreased to a net loss of $2,823,977 from net income of $1,782,588 for Fiscal 1995, primarily as a result of the factors discussed above. Discounting the effect of the expenses associated with the Amended License Agreement, HyTech would have reported net income of $325,741, or $.01 per share for Fiscal 1996.

-------------------------------------------------------------------------------

                           (Forward Looking Statement)

         In its Quarterly Report on Form 10-Q for the period ended September 30, 1996, HyTech made the forward looking statement to the effect that, based upon proposed increases in air time that QVC would be required to make if it is to meet the minimum purchase levels necessary to maintain its exclusive rights, then management believed that HyTech would have record sales and earnings for Fiscal 1997. Such statement was qualified by the following: "This assumes, however, that QVC makes its purchases on a pro rata basis over the annual term of the Amended License Agreement. Further, no obligation exists for QVC to promote or purchase product, and no assurances can be given that QVC will meet escalating minimum purchase levels for subsequent years in order to maintain exclusive rights."

         As of March 13, 1997, QVC has made purchases of approximately $5.5 million during the first term of the Amended License Agreement, and based upon present purchasing patterns, it appears that QVC will be approximately $5.0 million short of making the minimum purchase level necessary to maintain its exclusive license. Management of QVC has requested that HyTech waive the minimum purchase requirement of the first year of the Amended License Agreement, which expires on May 31, 1997.

         If an agreement is reached on waiving the minimum purchase levels for the first term of the Amended License Agreement, then no assurance can be given that HyTech will have record sales and earnings for Fiscal 1997. If no agreement is reached with regard to waiving the minimum purchase requirement for the first term, then either, (1) QVC will not make the minimum purchases and HyTech will be able to terminate such relationship; or (2) QVC will make an usually large purchase in order to maintain its exclusive rights prior to the end of the term or the following thirty (30) day cure period.

          If QVC does not meet such minimum purchase levels, then HyTech has the right to terminate the agreement and seek other marketing and distribution arrangements for its products. The loss of QVC as a customer would have a material, adverse impact upon the financial condition of HyTech. If QVC were to cease acting as HyTech's exclusive marketing agent in the Western Hemisphere, then HyTech would attempt to reach the existing base of Hydron customers utilizing various alternative methods of marketing, as well as other access to direct response television. No assurance can be given that HyTech could reach any substantial portion of such existing customer base in the foreseeable future utilizing any such alternative methods.

         If QVC makes an unusually large purchase of Hydron products in order to maintain its exclusive rights for the next twelve (12) month term of the Amended License Agreement, then HyTech may experience unusually disparate quarters, as it may take a substantial time for QVC to sell the products purchased in the unusually large purchase order. Further, it will be highly unlikely that QVC would make the minimum purchase levels for the following term. Therefore, QVC may not provide HyTech with any substantial quantity or quality of on-air hours in view of the impending termination of the relationship.

                           (End of Forward Looking Statement)

-------------------------------------------------------------------------------



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


Liquidity and Financial Resources

         HyTech's overall financial condition remains strong as reflected in the Consolidated Balance Sheets at December 31, 1996 compared to December 31, 1995. Working capital at December 31, 1996 was approximately $8.8 million and cash flow from operations in Fiscal 1996 increased to $2,536,643 from $1,716,931 in Fiscal 1995. HyTech's cash flow from operations is a direct result of its marketing efforts with QVC. The QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty days after QVC's receipt of such goods.

         Investing activities used $238,570 in Fiscal 1996, as compared to $859,509 in Fiscal 1995. The Fiscal 1995 investing activities consisted primarily of leasehold improvements for HyTech's new administrative office and HyTech's investment in the Infomercial Joint Venture.

         Financing activities in Fiscal 1996 and Fiscal 1995 related primarily to the payment of cash dividends totaling $2,293,952 and $2,263,374, respectively. Financing activities in Fiscal 1996 also generated $1,253,000 of proceeds from the issuance of common stock.

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

         In November 1996 management commenced marketing of its products through its catalog and has supported such marketing efforts with print advertisements in national women's magazines, as well as athletic sponsorships and community events. However, management recognizes that HyTech may not have the financial resources to sustain a major, national advertising campaign to successfully market its products. In view of the foregoing, management has obtained with QVC, and continues to seek internationally, marketing, licensing and distribution agreements with third parties which have greater financial resources and that can enhance HyTech's product introductions with appropriate national marketing support programs. In the event of the termination of the QVC License Agreement, HyTech may seek other access to direct response television to market its products.

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

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

         Listed below are the directors and executive officers of HyTech as of March 10, 1997.

Name                                 Position
----                                 --------

Harvey Tauman                        Director, Chairman of the Board,
                                     Chief Executive Officer, President and
                                     Treasurer

Richard Tauman                       Director, Chief Operating Officer and
                                     Executive Vice President

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

Thomas G. Burns                      Vice President, Finance and Chief
                                     Financial Officer


Business Experience

         Harvey Tauman, age 55, has been Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer of the Company for more than the past five (5) years. Mr. Tauman became a director of the Company in 1971. Harvey Tauman is the father of Richard Tauman, who is a Director, Chief Operating Officer and Executive Vice President.

         Richard Tauman, age 30, became a Director and Vice President, Production, in March 1994. In April 1995 he was appointed Executive Vice President, and in May

1996 he was appointed Chief Operating Officer. In May 1989 he graduated from the University of Miami with a BBA degree in Marketing, and since such time has worked for the Company, predominately in product production. Richard Tauman is the son of Harvey Tauman, the Chairman of the Board, Chief Executive Officer, President and Treasurer.

         Chaudhury M. Prasad, age 50 and a Director since 1975, has been Vice President, Operations, and Secretary of the Company for more than the past five (5) years.

         Frank Fiur, age 83 and a Director since 1980, has been a consultant to the Company on business and financial matters for more than the past five
(5) years. In addition, he is a real estate broker and salesman for The Fiur Organization, Inc., industrial real estate brokers. During Fiscal 1996 Mr. Fiur filed one (1) Form 4 approximately one (1) week late disclosing one (1) purchase of HyTech Common Stock.

         Samuel M. Leb, age 73 and a Director since 1988, was a self-employed practicing surgeon from 1958 through August 1993, when he retired. From 1969 through December 1987, he was a member of the Board of Trustees of Parkway Regional Medical Center, North Miami Beach, Florida.

         Nestor M. Cardero, age 56 and a Director since 1990, is a certified public accountant in private practice. He was a tax partner at Karpel & Company, P.A. from March 1989 through November 1990. Prior to that time and for more than five (5) years, he was a tax partner at KPMG Peat Marwick and its predecessor KMG Main Hurdman, the Company's former independent auditors.

         Joseph A. Caccamo, age 41 and a Director since August 1992, has been a practicing attorney since 1981 and is general counsel to the Company. From May 1987 through February 1991, he was an associate of Parker Chapin Flattau & Klimpl, New York City, and from February 1991 through August 1991, he was of counsel to Brandeis, Bernstein & Wasserman, New York City. In September 1991 he founded Joseph A. Caccamo Attorney at Law, P.C., his predecessor firm, which was general counsel to the Company. He is also a director of Jean Philippe Fragrances, Inc., a company engaged in the production and distribution of fragrances and cosmetics, which has its common stock listed on The Nasdaq Stock Market (National Market System).

         Richard Banakus, age 50, was elected as a member of the Board of Directors in June 1995. During the period from April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was the managing partner of Banyan Securities, Larkspur, California, which he founded.

         Hugues Lamotte, age 54, was elected as a member of the Board of Directors in June 1995. Mr. Lamotte has been engaged in managerial, marketing and asset management functions in international finance for the past twenty-seven (27) years. He has a broad array of investment experience, working both in the United States and European Community. From 1974 through 1993 he was the Managing Director of Wertheim Schroder & Co., Incorporated, a full service investment banking firm with offices in New York, London and Paris. He is credited with starting the firm's European operation and opened offices in London, Paris and Geneva, and was formerly President of Wertheim Schroder International. During his association with Wertheim Schroder & Co., he advised numerous European and United States institutional clients with regard to their global asset allocations and investments. In 1993, he started an investment firm, Atlas Capital Management, and is its Chairman and Chief Executive Officer. In addition, he is the Manager of Atlas Global Fund. Mr. Lamotte is an MBA graduate of the University of Paris.

         Thomas G. Burns, age 39, was hired as Chief Financial Officer in June 1994, and was appointed as Vice President, Finance in April 1995. Mr. Burns served most recently as Audit Senior Manager for Ernst & Young, LLP of West Palm Beach, Florida, where he had worked as a certified public accountant since 1981.

Item 11.  Executive Compensation

         The following table sets forth a summary of all compensation awarded to, earned by, or paid to HyTech's Chief Executive Officer and all other persons who were executive officers of HyTech for services rendered in all capacities to HyTech and its subsidiaries during the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994:

                          SUMMARY COMPENSATION TABLE


                                                      Annual Compensation                      Long Term Awards
-------------------------------------------------------------------------------------------------------------------
Name and Principal Position                   Year   Salary ($)  Bonus ($)   Other          Number     All Other
                                                                             Annual         of         Compensation
                                                                             Compensation   Options
                                                                             ($)
-------------------------------------------------------------------------------------------------------------------
Harvey Tauman, Chief Executive Officer,       1996     422,604   100,000       50,660(2)       -0-      -0-
President and Treasurer(1)                    1995     402,480   100,000       35,900(3)    100,000      -0-
                                              1994     335,400   150,000        4,940       200,000      -0-
Richard Tauman, Chief Operating Officer and   1996     102,496    15,000        2,860           -0-      -0-
Executive Vice President(4)                   1995      74,360    12,500          -0-        60,000      -0-
                                              1994      58,525    10,500      523,813(5)        -0-      -0-
Chaudhury M. Prasad, Vice President,          1996      80,288    10,000          -0-           -0-      -0-
Operations  and Secretary(6)                  1995      76,440     7,500          -0-         2,500      -0-
                                              1994      72,800     7,500      679,939(7)        -0-      -0-
Karen Gray, Vice President, Corporate         1996      57,011    10,000          -0-           -0-      -0-
Communications(8)                             1995      60,060    10,000          -0-        10,000      -0-
                                              1994      54,000     7,500      103,750(9)        -0-      -0-
Thomas G. Burns, Vice President, Finance      1996      92,872    10,000        4,800           -0-      -0-
and Chief Financial Officer(10)               1995      88,452    10,000        4,800        10,000      -0-
                                              1994      48,600     5,000        2,800        50,000      -0-
============================================================================================================

--------
   (1) As of December 31, 1996 Mr. Tauman beneficially held 2,000,000 restricted shares of Common Stock, with an aggregate value of $3,812,500 based upon the closing price of HyTech's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $1.90625.

   (2) Consists of $48,762 of salary for vacation time not taken and $4,940 for insurance premiums.

   (3) Consists of $30,960 of salary for vacation time not taken and $4,940 for insurance premiums.

   (4) As of December 31, 1996 Mr. Tauman beneficially held 15,000 restricted shares of Common Stock, with an aggregate value of $28,594 based upon the closing price of HyTech's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $1.90625.

   (5) Represents income attributable to the difference between the exercise price of stock options exercised and the fair market value of the Common Stock on the date of such exercise.


   (6) As of December 31, 1996 Mr. Prasad held 200,200 restricted shares of Common Stock, with an aggregate value of $381,631 based upon the closing price of HyTech's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $1.90625.

   (7) Represents income attributable to the difference between the exercise price of stock options exercised and the fair market value of the Common Stock on the date of such exercise.

   (8) Ms. Gray, who left the Company in November 1996, did not hold any restricted shares of Common Stock as of December 31, 1996.

   (9) Represents income attributable to the difference between the exercise price of stock options exercised and the fair market value of the Common Stock on the date of such exercise.

  (10) Mr. Burns did not hold any restricted shares of Common Stock as of December 31, 1996.

         During Fiscal 1996 no stock option grants were made to HyTech's Chief Executive Officer or any other persons who were executive officers of HyTech and its subsidiaries for Fiscal 1996.

         The following table sets forth certain information relating to option exercises effected during Fiscal 1996, and the value of options held as of such date by HyTech's Chief Executive Officer and all other persons who were executive officers of HyTech and its subsidiaries for Fiscal 1996:

                  AGGREGATE OPTION EXERCISES FOR FISCAL 1996
                          AND YEAR END OPTION VALUES

                                                           Number of Unexercised    Value(11) of
                                                           Options at             Unexercised In-the-
                                                           December 31, 1996      money Options at
                                                                                  December 31, 1996
---------------------------------------------------------
Name                     Shares Acquired on    Value ($)        Exercisable/       Exercisable/
                              Exercise        Realized(12)     Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------------------
Harvey Tauman                    -0-              -0-          300,000/-0-           -0-/-0-
-----------------------------------------------------------------------------------------------------
Richard Tauman                   -0-              -0-           60,000/-00           -0-/-0-
-----------------------------------------------------------------------------------------------------
Chaudhury M.                     -0-              -0-           2,500/-0-            -0-/-0-
-----------------------------------------------------------------------------------------------------
Prasad
-----------------------------------------------------------------------------------------------------

Karen Gray                       -0-              -0-           90,000/-0-         14,688/-0-
-----------------------------------------------------------------------------------------------------
Thomas G. Burns                  -0-              -0-         40,000/20,000          -0-/-0-
=====================================================================================================

         Harvey Tauman has an employment agreement with HyTech whereby he is to serve as Chief Executive Officer, President and Treasurer of HyTech through April 30, 2003. His salary will increase annually by an amount equal to the greater of (i) 5% of his base salary for the immediately preceding employment term or (ii) increases as reflected in the Consumer Price Index, and which may also be increased at any time at the discretion of the Board of Directors. In addition, effective September 1, 1993 contemporaneous with the commencement of the effective date of the QVC License Agreement, the Board of Directors voted to increase Mr. Tauman's base salary (as defined in the employment agreement) by $100,000 in consideration of the services to

--------
  (11) Total value of unexercised options is based upon the closing price ($1.90625) of the Common Stock as reported by the Nasdaq Stock Market on December 31, 1996.

  (12) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by the Nasdaq Stock Market on the date of exercise and the exercise price of the options at the time of the exercise.

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

         Nonemployee directors receive an annual fee of $5,000, and during Fiscal 1996 each of Messrs. Frank Fiur, Samuel M. Leb, Nestor Cardero, Joseph
A. Caccamo, Richard Banakus and Hugues Lamotte were paid $5,000 for their service as a director.

         On December 22, 1993, the Board of Directors of HyTech adopted the 1993 Nonemployee Stock Option Plan (the "1993 Plan"). This Plan was approved by the stockholders on July 19, 1994. The purpose of the 1993 Plan is to assist HyTech in attracting and retaining key directors who are responsible for continuing the growth and success of HyTech.

         The 1993 Plan provides nonqualified stock options for nonemployee directors to purchase an aggregate of 250,000 shares of Common Stock, with grants of options to purchase 10,000 shares on each September 1st, and grants of options to purchase 10,000 shares upon election or appointment of any new nonemployee directors which will not be exercisable for a one (1) year period, at an exercise price equal to the fair market value of HyTech's Common Stock on the date of grant but in no event less that $2.50 per share. Each of Messrs. Frank Fiur, Samuel M. Leb, Nestor
Cardero, Joseph A. Caccamo, Richard Banakus and Hugues Lamotte were granted options to purchase 10,000 shares of Common Stock at the exercise price of $2.50 per share in September 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of the close of business on March 13, 1997 as to the total number of shares of equity securities of HyTech, owned by each director, and by all officers and directors of HyTech as a group (ten (10) persons), and by each person known to HyTech to be the beneficial owner of more than five percent (5%) of HyTech's Common Stock:



Name and Address of                                   Amount and Nature                       Approximate
Beneficial Owner                                        of Beneficial                      Percent of Class
                                                          Ownership
-----------------------------------------------------------------------------------------------------------
Harvey Tauman                                            3,925,000(13)                           15.7%
Hydron Technologies, Inc.
1001 Yamato Road, Suite 403
Boca Raton, FL 33431

Richard Tauman                                              75,000(14)                       Less than 1%
Hydron Technologies, Inc.
1001 Yamato Road, Suite 403
Boca Raton, FL 33431

Chaudhury M. Prasad                                        202,700(15)                       Less than 1%
Hydron Technologies, Inc.
1001 Yamato Road, Suite 403
Boca Raton, FL 33431

Frank Fiur                                                 274,000(16)                           1.1%
469 W. 83rd Street
Hialeah, FL 33041
-----------------------------------------------------------------------------------------------------------

--------
  (13) Consists of 1,000,000 shares held directly; options to purchase 300,000 shares; 766,889 shares held as co-trustee and life estate beneficiary of Marital Trust of deceased spouse; 233,111 held as personal representative and life estate beneficiary of estate of deceased spouse; 45,000 shares held as trustee for emancipated children; and 100,000 shares as a co-trustee. Also includes an irrevocable proxy to vote 1,480,000 shares.

  (14) Consists of 15,000 shares held directly; and options to purchase 60,000 shares.

  (15) Consists of 200,200 shares held directly and options to purchase 2,500 shares.

  (16) Consists of 130,000 shares held directly, 114,000 shares held by his spouse; and options to purchase 30,000 shares of Common Stock. Mr. Fiur disclaims beneficial ownership of 114,000 shares held by his spouse.

Samuel M. Leb, M.D.                312,252(17)            1.3%

1905 So. Oak Haven Circle

No. Miami Beach, FL 33179

Nester M. Cardero, C.P.A.           40,000(18)        Less than 1%
14222 S.W. 97th Terrace

Miami, FL 33183

Joseph A. Caccamo, Esq.                               Less than 1%
1001 Yamato Road, Suite             65,500(19)

403, Boca Raton, FL 33431

Thomas G. Burns                     60,000(20)        Less than 1%
Hydron Technologies, Inc.
1001 Yamato Road, Suite 403
Boca Raton, FL 33431

Richard Banakus                  1,520,000(21)            6.1%
82 Verissimo Drive

Novato, CA 94947

Hugues Lamotte                     420,000(22)            1.7%
Atlas Capital Limited
166 Piccadilly
Foxglove House
London, England W1V9DE

Victor Grillo(23)                1,480,000                5.9%
150 East Palmetto Park Road
Suite 700
Boca Raton, FL 33432

--------
  (17) Consists of 151,152 held as an IRA beneficiary, 6,000 shares held directly, 80,000 shares held as a co-trustee and 35,100 shares held as a co-trustee and a beneficiary; and options to purchase 40,000 shares.

  (18) Consists of 1,500 shares held indirectly through an IRA, 1,500 shares held by his spouse in an IRA, 7,000 shares of Common Stock held directly and options to purchase 30,000 shares. Mr. Cardero disclaims beneficial ownership of 1,500 shares held by his spouse in an IRA.

  (19) Consists of options to purchase 65,000 shares and 500 shares held as trustee for the benefit of his children.

  (20) Consists of options to purchase shares.

  (21) Consists of 1,500,000 shares held directly and options to purchase 10,000 shares.

  (22) Consists of 300,000 shares held directly and options to purchase 110,000 shares.

  (23) Information derived from Schedule 13D Amendment No. 1 dated March 17, 1997 of Victor Grillo and DTR Associates, Limited Partnership.

All officers and directors as a      6,894,452(24)        27.0%
group (10 persons)


Item 13.  Certain Relationships and Related Transactions

         Joseph A. Caccamo, a director of HyTech, is general counsel to HyTech. Mr. Caccamo was paid $78,862 in legal fees and for reimbursement of disbursements incurred on behalf of HyTech during Fiscal 1996. Commencing as of August 1996, HyTech provides office space for Mr. Caccamo. Mr. Caccamo was granted options in Fiscal 1996 to purchase 10,000 shares at $2.50, (a price above the fair market value at the time of grant), and received a non-employee director's fee of $5,000.

--------
  (24) Consists of 4,686,952 shares held directly and options to purchase 727,500 shares. Also includes an irrevocable proxy to vote 1,480,000 shares.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                          Page

Report of Independent Certified

  Public Accountants                                      F-1

Financial Statements:

  Consolidated Balance Sheets, December 31,               F-2
  1996 and 1995

  Consolidated Statements of Operations for the           F-3
  Years Ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Stockholders'                F-4
  Equity for the Years ended December 31, 1996,
  1995 and 1994

  Consolidated Statements of Cash Flows for the           F-5-6
  Years Ended December 31, 1996, 1995 and 1994

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

Exhibit No. and Description

4.9 Warrant Purchase Agreement, together with Series A and Series B Warrants, dated December 6, 1993, between QVC Network, Inc. and Hydron Technologies, Inc., filed as exhibit no. 4.3 therein.1

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and Hydron Technologies, Inc.(1)

         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and filed therein as the same exhibit number, unless otherwise noted:

--------
  (1) Filed in excised form, as confidential treatment has been granted for certain portions thereof.

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

10.35 Employment Agreement dated the 16th day of September, 1994 between and

Hydron Technologies, Inc. and Richard Tauman

10.36 Letter Agreement dated December 22, 1994 among Hydron Technologies, Inc., Roy Reiner and Chemaid Laboratories, Inc.

10.37 Indemnification Agreement dated February 21, 1995 between and Hydron Technologies, Inc. and Thomas G. Burns

         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and filed therein as the same exhibit number, unless otherwise noted:

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

10.42 Consulting Agreement between Charles Fox Associates, Inc. and Hydron Technologies, Inc. dated February 5, 1996

         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Current Report on Form 8-K (Date of Report - July 19, 1996), and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.11 Warrant Purchase Agreement dated as of May 31, 1996 between QVC and

HyTech, as Exhibit no. 4.1 therein

10.43 First Amendment to Licensing Agreement dated as of May 31, 1996 between QVC and HyTech as Exhibit no. 10.1 therein

10.44 Letter Agreement between QDirect, Inc. And Hydron Direct, Inc. dated May 31, 1996 as Exhibit no. 10.2 therein

         The following exhibits are filed herewith:

10.45 Lease Agreement between Industrial Office Associates and Hydron Technologies, Inc. dated March 10, 1997

10.46 Sponsorship Agreement with Pro Player Stadium dated as of January 1, 1997

10.47 Sponsorship Agreement with Miami Dolphins dated as of January 1, 1997

10.48 Executive Suite License Agreement dated March 4, 1997

10.49 Sponsorship Agreement with Miami Heat Limited Partnership and Sunshine

Network dated December 1996

11 Statement re: Computation of Earnings Per Share

21  Subsidiaries of the Registrant.

23.1  Consent of Ernst & Young, LLP, Independent Certified Public Accountants.

         (b) Reports on Form 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of Fiscal 1996.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Hydron Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hydron Technologies, Inc. and subsidiaries (HyTech) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of HyTech's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydron Technologies, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

West Palm Beach, Florida
February 19, 1997.

                   Hydron Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                    December 31
                                                                                   ----------------------------------------------
                                                                                           1996                    1995
                                                                                   ----------------------------------------------

Assets
Current assets:
  Cash, including cash equivalents of $5,441,109
    and $4,235,295 at December 31, 1996 and 1995                                    $   5,603,708           $   4,346,587
  Trade accounts receivable                                                               611,731               1,002,969
  Inventories                                                                           2,826,684               3,998,304
  Prepaid expenses and other current assets                                               517,583                 130,907
                                                                                   ----------------------------------------------
Total current assets                                                                    9,559,706               9,478,767

Property and equipment, less accumulated depreciation
  of $249,479 and $163,830 at December 31, 1996
  and 1995                                                                                579,692                 620,317
Deferred product costs, less accumulated
  amortization of $4,005,576 and $3,697,400 at
  December 31, 1996 and 1995                                                            1,962,220               2,264,061
Investment in Joint Venture                                                               238,128                 221,366
Deposits                                                                                  401,394                 407,600
                                                                                   ----------------------------------------------
                                                                                    $  12,741,140           $  12,992,111
                                                                                   ----------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                 $    453,337            $    235,645
   Accrued liabilities                                                                   306,323                 194,918
                                                                                   ----------------------------------------------
Total current liabilities                                                                759,660                 430,563

Commitments

Stockholders' equity:
  Common Stock; $.01 par value; 30,000,000 shares authorized, 23,228,511 and
     22,639,816 shares issued and outstanding at December 31, 1996
     and 1995                                                                            232,285                 226,398
  Additional paid-in capital                                                          20,351,654              18,113,632
  Accumulated deficit                                                                 (8,602,459)             (5,778,482)
                                                                                   ----------------------------------------------
Total stockholders' equity                                                            11,981,480              12,561,548
                                                                                   ----------------------------------------------

                                                                                    $ 12,741,140            $ 12,992,111
                                                                                   ===============================================

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                              Year ended December 31
                                                                     1996             1995              1994
                                                          ---------------------------------------------------------

Net sales                                                      $  8,112,672       $ 7,303,468      $ 8,640,234
Cost of sales                                                     3,323,056         2,577,606        2,435,557
                                                          ---------------------------------------------------------
Gross profit                                                      4,789,616         4,725,862        6,204,677

Expenses:
   Royalty expense                                                  386,679           337,575          386,643
   Research and development                                         497,899           177,468          211,909
   Selling, general and administrative                            3,324,021         2,288,841        1,842,414
   Distribution agreement expense                                 3,149,718                 -                -
   Amortization of deferred product costs                           308,176           307,733          307,303
   Depreciation and amortization                                    120,193            48,033           37,809
                                                          ---------------------------------------------------------
                                                                  7,786,686         3,159,650        2,786,078
                                                          ---------------------------------------------------------
Operating income (loss)                                          (2,997,070)        1,566,212        3,418,599

Other income (expense):
   Interest and investment income                                   308,998           325,010          219,607
   Equity in loss of joint venture                                 (135,905)          (78,634)               -
                                                          ---------------------------------------------------------
                                                                    173,093           246,376          219,607
                                                          ---------------------------------------------------------
Income (loss) before income taxes                                (2,823,977)        1,812,588        3,638,206
Income tax expense                                                        -            30,000                -
                                                          ---------------------------------------------------------
Net income (loss)                                              $ (2,823,977)      $ 1,782,588      $ 3,638,206
                                                          =========================================================

Net income (loss) per common share                             $       (.12)      $       .08      $       .16
                                                          =========================================================

Weighted average number of common
   shares outstanding                                            22,905,175        23,138,665       22,666,970
                                                          =========================================================

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                                   Additional                            Total
                                                        Common Stock                 Paid-in        Accumulated      Stockholders'
                                                  Shares            Amount           Capital          Deficit           Equity
                                               ------------------------------------------------------------------------------------


Balance at  December 31, 1993                   21,202,316         $212,023       $18,443,906      $(11,199,276)   $  7,456,653
   Issuance of common stock
    for services                                   130,000            1,300           208,700                 -         210,000
   Issuance of common stock upon
      exercise of stock options                  1,284,500           12,845         1,695,755                 -       1,708,600
   Net income                                            -                -                 -         3,638,206       3,638,206
                                               ------------------------------------------------------------------------------------

Balance at December 31, 1994                    22,616,816          226,168        20,348,361        (7,561,070)     13,013,459
   Issuance of common stock upon
      exercise of stock options                     23,000              230            28,645                 -          28,875
   Net income                                            -                -                 -         1,782,588       1,782,588
   Cash dividends ($.10 per share)                       -                -        (2,263,374)                -      (2,263,374)
                                               ------------------------------------------------------------------------------------

Balance at December 31, 1995                    22,639,816          226,398        18,113,632        (5,778,482)     12,561,548
   Issuance of common stock
      for services                                  86,695              867           183,994                 -         184,861
   Value of common stock options
     issued for non-cash consideration                   -                -         3,100,000                 -       3,100,000
   Issuance of common stock upon
      exercise of stock options                    502,000            5,020         1,247,980                 -       1,253,000
   Net loss                                              -                -                 -        (2,823,977)     (2,823,977)
   Cash dividends ($.10 per share)                       -                -        (2,293,952)                -      (2,293,952)
                                               ------------------------------------------------------------------------------------

Balance at December 31, 1996                    23,228,511         $232,285      $20,351,654       $ (8,602,459)    $11,981,480
                                               ====================================================================================


See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                             Year ended December 31
                                                                    1996             1995              1994
                                                              ---------------------------------------------------
Operating activities

Cash received from customers                                    $ 8,503,910       $ 8,345,103      $ 6,857,170
Cash paid to suppliers and employees                             (6,245,766)       (6,918,993)      (6,663,432)
Proceeds from interest on investments                               318,499           334,821          203,807
Cash paid for income taxes                                          (40,000)          (44,000)               -
                                                              ---------------------------------------------------
Net cash provided by operating activities                         2,536,643         1,716,931          397,545

Investing activities
Purchase of investments                                          (1,949,212)                -       (3,449,019)
Proceeds from sale of investments                                 1,949,212                 -        3,449,019
Capital expenditures                                                (79,568)         (558,964)         (56,801)
Payments for registering patents                                     (6,335)             (545)         (12,504)
Investment in Joint Venture                                        (152,667)         (300,000)               -
                                                              ---------------------------------------------------
Net cash used by investing activities                              (238,570)         (859,509)         (69,305)

Financing activity
Proceeds from issuance of common stock                            1,253,000            28,875        1,708,600
Dividends paid                                                   (2,293,952)       (2,263,374)               -
                                                              ---------------------------------------------------
Net cash used (provided) by financing activities                 (1,040,952)       (2,234,499)       1,708,600
                                                              ---------------------------------------------------
Increase (decrease) in cash and cash equivalents                  1,257,121        (1,377,077)       2,036,840
Cash and cash equivalents at beginning of year                    4,346,587         5,723,664        3,686,824
                                                              ---------------------------------------------------
Cash and cash equivalents at end of year                        $ 5,603,708       $ 4,346,587      $ 5,723,664
                                                              ===================================================

Continued on following page.

                   Hydron Technologies, Inc. and Subsidiaries

                                                                        Year ended December 31
                                                                     1996             1995              1994
                                                             ----------------------------------------------------

Reconciliation of net income (loss) to net cash
provided by operating activities
Net income (loss)                                              $ (2,823,977)      $ 1,782,588      $ 3,638,206
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
      Depreciation and amortization                                 428,369           355,766          345,112
      Equity in losses of joint venture                             135,905            78,634                -
      Issuance of common stock for services                         184,861                 -          210,000
      Issuance of stock options for non-cash consideration        3,100,000                 -                -
      Changes in operating assets and
        liabilities:
         Trade accounts receivable                                  391,238         1,041,635       (1,783,064)
         Inventories                                              1,171,620          (738,294)      (2,610,680)
         Prepaid expenses and other current
           assets                                                  (386,676)          (30,237)         (19,539)
         Deposits                                                     6,206          (407,600)               -
         Accounts payable                                           217,692          (160,217)         267,160
         Accrued liabilities                                        111,405          (205,344)         350,350
                                                             ----------------------------------------------------
Total adjustments                                                 5,360,620           (65,657)      (3,240,661)
                                                             ----------------------------------------------------
Net cash provided by
  operating activities                                          $ 2,536,643       $ 1,716,931       $  397,545
                                                             ----------------------------------------------------

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

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

Long-Lived Assets

Long-lived assets, consisting primarily of deferred product costs, are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which was adopted during 1995. FASB Statement No. 121 requires impairment losses be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. HyTech analyses undiscounted cash flows on an annual basis. No impairment losses have been recognized in the three year period ended December 31, 1996.

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

HyTech has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options and has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation". Accordingly, no compensation cost has been recognized for HyTech's stock option plans.

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

Advertising

Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses". Advertising expenses amounted to approximately $665,000, $205,000 and $1,000 for 1996, 1995 and 1994, respectively.

                   Hydron Technologies, Inc. and Subsidiaries

2. Inventories

At December 31, 1996 and 1995, inventories consist of the following:

                                            1996                  1995
                                       ------------------------------------

Finished goods                          $1,880,112            $3,044,890
Work-in-process                             95,241               162,794
Raw materials and components               851,331               790,620
                                       ------------------------------------
                                        $2,826,684            $3,998,304
                                       ------------------------------------

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

                   Hydron Technologies, Inc. and Subsidiaries

4.  Investment in Joint Venture

On January 17, 1995, HyTech entered into an agreement with QVC and another company to form a joint venture know as Hydromercial Partners (the Joint Venture). Each company had a one-third interest in the profits and losses of the Joint Venture, which had an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants.

The purpose of the Joint Venture was to provide and sell HyTech's Hydron polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial) which the Joint Venture produced. The initial capital of the

Joint Venture, $600,000, was contributed in equal shares by the Joint Venture participants, and was used to produce the Infomercial and conduct test marketing. An additional $458,000 and $300,000, contributed in equal amounts by the Joint Venture participants, was contributed during 1996 and 1995, respectively to purchase additional air time. Sales to the Joint Venture totalled approximately $459,000 and $230,000 in 1996 and 1995, respectively.

On July 19, 1996, in conjunction with the amended QVC license agreement (see
Note 5), the Joint Venture was dissolved and a new partnership (New Hydromercial Partners) was formed between HyTech and QVC to continue the same activities as the Joint Venture. Sales to New Hydromercial Partners totalled approximately $60,000 in 1996.

5. Significant Customer

HyTech presently sells a substantial portion of its products to QVC and affiliates. During the years ended December 31, 1996, 1995 and 1994, approximately 97%, 98% and 98%, respectively, of HyTech's sales were made to QVC and its affiliates. At December 31, 1996 and 1995, amounts due from QVC included in trade accounts receivable were approximately $592,000 and $847,000, respectively. HyTech entered into a license agreement with QVC in 1993, whereby QVC was granted exclusive rights to market and distribute HyTech's proprietary consumer products using Hydron polymers in the Western Hemisphere. On July 19, 1996, HyTech and QVC modified their license agreement (Amended License Agreement). The Amended License Agreement provides HyTech with certain retail marketing rights, and increases the minimum product purchase requirements QVC must meet on a bi-annual basis to maintain their exclusive rights to market Hydron consumer products through direct response television.

                   Hydron Technologies, Inc. and Subsidiaries

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

The Amended License Agreement provides that certain retail marketing rights formerly held by Direct to Retail (QVC granted these rights to DTR under a separate agreement), revert back to HyTech and that QVC will no longer pay a royalty on retail sales of Hydron products to Direct to Retail (DTR). The retail marketing rights include prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC will receive a commission from HyTech on these sales. Also concurrent with the execution of the Amended License Agreement, and as part of the overall transaction, HyTech granted DTR an option to purchase 1.5 million shares of the Company's common stock at $.01 per share. As a result, HyTech incurred a one-time non-cash charge against earnings of approximately $3.15 million (Distribution Agreement Expense), which had no effect on the Company's shareholders' equity. Also, QVC exercised options to purchase 500,000 shares of HyTech's common stock, at $2.50 per share, and paid HyTech $1.25 million. HyTech also granted to QVC warrants to purchase an additional 500,000 shares at $2.75 per share. Both QVC and DTR have agreed to standstill provisions not to purchase additional shares of HyTech's stock without the Company's permission and DTR has given its proxy for its shares to Harvey Tauman, HyTech's president, for as long as DTR holds them.

                   Hydron Technologies, Inc. and Subsidiaries

6. Income Taxes

For the years ended December 31, 1996 and 1994, there was no income tax provision due to significant permanent differences between financial and tax reporting of 1994 transactions, principally a tax deduction for the exercise of certain nonqualified stock options, and to the utilization of net operating loss carryforwards of approximately $493,000 and $2,031,000, respectively. The income tax provision for 1995 of $30,000 reflects alternative minimum tax after the utilization of net operating loss carryforwards of approximately $1,781,000.

The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                  1996       1995        1994
                                                -------------------------------
Tax at U.S. statutory rates                       (34)%       34 %        34 %
State income taxes, net of federal tax benefit     (4)         4           4
Valuation allowance adjustments                    38        (36)        (38)
Net effect of net operating loss not recognized     -          -           -
                                                -------------------------------
                                                  -0- %        2 %       -0-
                                                ===============================

At December 31, 1996, HyTech had the following available net operating loss carryforwards for tax purposes, which may be used to offset taxable income in future periods:


     Expires December 31,

         2001                           $   163,000
         2002                               876,000
         2003                               601,000
         2004                             1,173,000
         2005                             1,094,000
         2006 - 2008                      4,173,000
                                  ------------------
                                        $ 8,080,000
                                  ------------------
     The tax benefit relating to $2,719,000 of the above net operating loss carryforwards will be charged to stockholders equity in the period in which the benefit is recognized.

                   Hydron Technologies, Inc. and Subsidiaries

HyTech utilizes the liability method of accounting for income taxes required by Financial Accounting Standards Board Statement No. 109 (FASB 109), "Accounting for Income Taxes." At December 31, 1996 and 1995, net tax benefits of approximately $4,505,000 and $3,700,000, respectively, relating primarily to net operating loss carryforwards which may be realized in the future and the issuance of the DTR warrants, are recorded as a deferred tax asset, net of a valuation allowance in an equal amount. The valuation allowance increased by approximately $805,000 for the year ended December 31, 1996 as a result of the utilization of net operating loss carryforwards, the issuance of the DTR Warrants and the expiration of a capital loss carryforward.

7. Stock Options and Warrants

The number of shares of common stock reserved for issuance at December 31, 1996 and 1995 was 3,948,805 and 2,577,500, respectively.

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


                                                   Number of   Option Price
                                                    Options      Per Share
                                                  -------------------------

Outstanding at December 31, 1993                   140,000     .875 to 1.00
     Stock options exercised                      (140,000)    .875 to 1.00
                                                  ---------
Outstanding at December 31, 1996, 1995 and 1994       -0-
                                                  =========

At December 31, 1996, there were no options available for grant under this plan. The options that were exercised under the above plan in fiscal 1994 resulted in proceeds of $123,750.

                   Hydron Technologies, Inc. and Subsidiaries

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

                                                     Number of    Option Price
                                                      Options       Per Share

Outstanding at December 31, 1993                      292,500    .75 to 2.56
    Stock options exercised                          (292,500)   .75 to 2.56
                                                     ---------
Outstanding at December 31, 1996, 1995 and 1994           -0-
                                                     =========

At December 31, 1996 there were no options available for grant under this plan. The options under the above plan that were exercised in fiscal 1994 resulted in proceeds of $377,789.

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

                   Hydron Technologies, Inc. and Subsidiaries

7. Stock Options and Warrants (continued)

1989 Stock Option Plan (continued)

                                                                                Weighted
                                                                                 Average
                                               Number of        Option Price    Exercise
                                                Options           Per Share      Price
                                               -----------------------------------------
Outstanding at December 31, 1993                 250,000        .75 to 2.50
    Stock options exercised                     (175,000)       .75 to 1.50
                                               -----------
Outstanding at December 31, 1994                  75,000       1.438 to 2.50
    Stock options granted                          2,000       3.00 to 4.00
    Stock options expired                         (1,000)          4.00
                                               -----------
Outstanding at December 31, 1996 and 1995         76,000       1.438 to 3.00       2.16
                                               ===========

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1996. There were 9,500 options available for grant under this plan at December 31, 1996. The options that were exercised under the above plan in fiscal 1994 resulted in proceeds of $164,250.

1993 Stock Option Plan

During 1993, HyTech adopted the 1993 Stock Option Plan. Under the 1993 Stock Option Plan, HyTech may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of HyTech to purchase an aggregate of 1,000,000 shares of HyTech's common stock. Activity with respect to this plan is as follows:

                                                                         Weighted
                                                                          Average
                                        Number of        Option Price    Exercise
                                         Options           Per Share      Price
                                        -----------------------------------------
Outstanding at December 31, 1993               -             -
  Stock options granted                  250,000     $2.625 to $4.125
                                        ---------
Outstanding at December 31, 1994         250,000      2.625 to 4.125

  Stock options granted                  207,500       2.285 to 5.00
                                        ---------
Outstanding at December 31, 1995         457,500       2.285 to 5.00       3.04
  Stock options expired                  (25,000)          5.00            5.00
                                        ---------
Outstanding at December 31, 1996         432,500      2.285 to 4.606       2.92
                                        =========

                                      F-16

                   Hydron Technologies, Inc. and Subsidiaries

7. Stock Options and Warrants (continued)

1993 Stock Option Plan (continued)

These options expire five years from the date of the grant. At December 31, 1996, a total of 412,500 of these options are exercisable and there were 542,500 options available for grant under this plan.

1993 Nonemployee Director Stock Option Plan

During 1993, HyTech adopted the 1993 Nonemployee Director Stock Option Plan. Such plan provides grants of stock options to nonemployee directors of HyTech to purchase an aggregate of 250,000 shares of HyTech's common stock. Each nonemployee director shall be granted an option to purchase 10,000 shares of HyTech's common stock on each September 1st throughout the term of this plan at exercise prices equal to the fair market value of HyTech's common stock on the date of the grant, but in no event less than $2.50 per share. Activity with respect to this plan is as follows:

                                                                             Weighted
                                                                              Average
                                             Number of      Option Price     Exercise
                                              Options         Per Share       Price
                                             ----------------------------------------
Outstanding at December 31, 1993               40,000         $ 2.50
  Stock options granted                        40,000           5.688
  Stock options exercised                     (20,000)          2.50
                                             ----------
Outstanding at December 31, 1994               60,000      2.50 to 5.6875
  Stock options granted                        60,000      3.219 to 4.781
                                             ----------
Outstanding at December 31, 1995              120,000       2.50 to 5.688      4.18
  Stock options granted                        60,000           2.50           2.50
                                             ----------
Outstanding at December 31, 1996              180,000       2.50 to 5.688      3.62

                                             ==========

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1996. There were 50,000 options available for grant under this plan at December 31, 1996. The options that were exercised under the above plan in fiscal 1994 resulted in proceeds of $50,000.

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

                                                                                   Weighted
                                                 Number of                          Average
                                                  Options/           Price         Exercise
                                                  Warrants         Per Share        Price
                                               -------------------------------------------
Outstanding at December 31, 1993                 1,827,000       .813 to 3.00
    Stock options and warrants granted             105,000       2.50 to 4.625
    Stock options exercised                       (657,000)      .813 to 2.50
                                               ------------
Outstanding at December 31, 1994                 1,275,000       .938 to 4.625
    Stock options granted                           10,000           5.00
    Stock options exercised                        (23,000)      .938 to 1.50
                                               ------------
Outstanding at December 31, 1995                 1,262,000      1.375 to 4.625       2.56
  Stock options granted                          2,000,000        .01 to 2.75         .70
  Stock options exercised                         (588,695)      1.50 to 2.50        2.44
  Stock options expired                            (15,000)          4.625           4.63
                                               ------------
Outstanding at December 31, 1996                 2,658,305        .01 to 3.00        1.17
                                               =============

The options and warrants outstanding at December 31, 1996 generally expire two to five years after the date of grant. At December 31, 1996, all outstanding options and warrants are exercisable.

The options under this plan that were exercised in fiscal 1996, 1995 and 1994 resulted in proceeds of $1,253,000, $28,875 and $992,811, respectively. In addition, during 1996, options were exercised for services valued at $184,861.

See Note 5 relating to options exercised by QVC and options granted to DTR and QVC in conjunction with the Amended License Agreement.

                   Hydron Technologies, Inc. and Subsidiaries

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk free interest rates of 6.5%; a dividend yield of 3.34% and 2.46%; volatility factors of the expected market price of the Company's Common Stock of .575 and .595; and the weighted average expected life of the options of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managements opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on proforma net income reflects only the vesting of 1995 awards in 1995 and the vesting of 1996 and 1995 awards in 1996, in accordance with Statement No. 123. Because compensation expense associated with the stock option award is recognized over the vesting period, the initial impact of applying Statement No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The effect of Statement No. 123 resulted in a pro forma net loss of $2,867,177 for the year ended December 31, 1996 and pro forma net income of $1,435,854 for the year ended December 31, 1995. In addition, the pro forma net loss per share is $.13 per share for the year ended December 31, 1996 and pro forma net income per share of $.06 per share for the year ended December 31, 1995.

The weighted average grant-date fair value of options granted during the year ended December 31, 1996 was $.72 for options whose exercise price was greater than the market price on the date of the grant and $2.07 for options whose exercise price was less than the market price on the date of the grant. The weighted average remaining contractual life of all options outstanding at December 31, 1996 is 3.31 years.

                   Hydron Technologies, Inc. and Subsidiaries

8. Related Party Transactions

During the years ended December 31, 1996, 1995 and 1994, HyTech paid approximately $79,000, $64,000 and $77,000, respectively, in legal fees to attorney who is also a director of the Company.

9. Commitments

HyTech leases office and warehouse space under noncancelable lease agreements which expire in August 2001 and September 2000, respectively. At December 31, 1996, the future minimum rental payments due under such noncancelable leases are as follows:

                           1997                    $   266,000
                           1998                        136,000
                           1999                         85,000
                           2000                         87,000
                           2001                         59,000
                                                --------------------
                                                     $ 633,000
                                                ====================

The warehouse lease agreement required a deposit of approximately $385,000 that will be utilized to pay rent and certain expenses during the last half of the lease term. Total rent expense was approximately $240,000, $98,000 and $39,000 in 1996, 1995 and 1994, respectively.

HyTech has employment agreements with three executive officers, providing for their continued employment through August 31, 2004. The combined current annual salaries are approximately $603,000 with annual increases of the greater of 5% per year or the annual increase in the CPI, and may also be increased at the discretion of the Board of Directors.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HYDRON TECHNOLOGIES, INC.
                                            (Registrant)

                                            By: /s/ Harvey Tauman
                                                ----------------------------
                                            Harvey Tauman, President

                                            Date: March 18, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Harvey Tauman                            By: /s/ Thomas G. Burns
    --------------------------                   --------------------------
Harvey Tauman,                                   Thomas G. Burns
Chairman of the Board                            (principal financial
(principal executive officer)                    and accounting officer)
Date: March 18, 1997                             Dated:  March 18, 1997

By: /s/ Richard Tauman                           By: /s/ Chaudhury M. Prasad
    --------------------------                   --------------------------
Richard Tauman, Director                         Chaudhury M. Prasad, Director
Date: March 18, 1997                             Date: March 18, 1997

By: /s/ Frank Fiur                               By: /s/ Samuel M. Leb
    --------------------------                   --------------------------
Frank Fiur, Director                             Samuel M. Leb, M.D., Director
Date: March 19, 1997                             Date: March 19, 1997

By: /s/ Nestor M. Cardero                        By: /s/ Joseph A. Caccamo
    --------------------------                   --------------------------
Nestor M. Cardero, Director                      Joseph A. Caccamo, Director
Date: March 18, 1997                             Date: March 18, 1997

By: /s/ Richard Banakus                          By:
    --------------------------                   --------------------------
Richard Banakus, Director                        Hugues Lamotte, Director
Date: March 19, 1997                             Date: March __, 1997

                                 EXHIBIT INDEX
                                 -------------
Exhibits:

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

Exhibit No. and Description

4.9 Warrant Purchase Agreement, together with Series A and Series B Warrants, dated December 6, 1993, between QVC Network, Inc. and Hydron Technologies, Inc., filed as exhibit no. 4.3 therein.1

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and Hydron Technologies, Inc.(1)

         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and filed therein as the same exhibit number, unless otherwise noted:

--------
  (1) Filed in excised form, as confidential treatment has been granted for certain portions thereof.

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

10.35 Employment Agreement dated the 16th day of September, 1994 between and

Hydron Technologies, Inc. and Richard Tauman

10.36 Letter Agreement dated December 22, 1994 among Hydron Technologies, Inc., Roy Reiner and Chemaid Laboratories, Inc.

10.37 Indemnification Agreement dated February 21, 1995 between and Hydron Technologies, Inc. and Thomas G. Burns

         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and filed therein as the same exhibit number, unless otherwise noted:

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

10.42 Consulting Agreement between Charles Fox Associates, Inc. and Hydron Technologies, Inc. dated February 5, 1996

         The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Current Report on Form 8-K (Date of Report - July 19, 1996), and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.11 Warrant Purchase Agreement dated as of May 31, 1996 between QVC and

HyTech, as Exhibit no. 4.1 therein

10.43 First Amendment to Licensing Agreement dated as of May 31, 1996 between QVC and HyTech as Exhibit no. 10.1 therein

10.44 Letter Agreement between QDirect, Inc. And Hydron Direct, Inc. dated May 31, 1996 as Exhibit no. 10.2 therein

         The following exhibits are filed herewith:

10.45 Lease Agreement between Industrial Office Associates and Hydron Technologies,
Inc. dated March 10, 1997

10.46 Sponsorship Agreement with Pro Player Stadium dated as of January 1, 1997

10.47 Sponsorship Agreement with Miami Dolphins dated as of January 1, 1997

10.48 Executive Suite License Agreement dated March 4, 1997

10.49 Sponsorship Agreement with Miami Heat Limited Partnership and Sunshine

Network dated December 1996

11 Statement re: Computation of Earnings Per Share

21  Subsidiaries of the Registrant.

23.1  Consent of Ernst & Young, LLP, Independent Certified Public Accountants.