Form 10-Q
period 1997-03-31
HYDRON TECHNOLOGIES INC
filed 1997-05-15
CIK 28146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

  /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended:  March 31, 1997 or
  / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the Period from __________ to __________

                        Commission File Number: 0-6333

                          HYDRON TECHNOLOGIES, INC.
                          -------------------------
            (Exact name of Registrant as specified in its charter)

            New York                               13-1574215
            --------                               ----------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

 1001 Yamato Road, Suite 403
  Boca Raton, Florida 33431                          (561) 994-6191
  -------------------------                          --------------
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

Number of shares of common stock outstanding as of May 14, 1997:  24,776,816

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    Index

Part I. Financial Information
-----------------------------
Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets -- March 31, 1997 and December 31, 1996

   Condensed consolidated statements of operations -- Three months ended March 31, 1997 and 1996

   Condensed consolidated statements of cash flows -- Three months ended March 31, 1997 and 1996

   Notes to condensed consolidated financial statements -- March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information
--------------------------
Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                           March 31, 1997     December 31, 1996
                                           ------------------------------------
                                             (Unaudited)              (Note)

ASSETS
Current assets:

   Cash and cash equivalents               $ 4,471,835              $ 5,603,708
   Trade accounts receivable                 1,364,445                  611,731
   Inventories                               2,485,630                2,826,684
   Prepaid expenses and other
     current assets                            877,961                  517,583
                                           ------------------------------------
   Total current assets                      9,199,871                9,559,706
Property and equipment, net                    745,541                  579,692
Investment in joint venture                    286,376                  238,128
Deferred product costs, less
   accumulated amortization of
   $4,082,620 and $4,005,576 at
   1997 and 1996, respectively               1,885,176                1,962,220
Deposits                                       448,709                  401,394
                                           ------------------------------------
                                           $12,565,673              $12,741,140
                                           ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                        $   621,541              $   453,337
   Accrued liabilities                         391,625                  306,323
                                           ------------------------------------
   Total current liabilities                 1,013,166                  759,660
Stockholders' equity:
   Common stock -- $.01 par value;
    30,000,000 shares authorized;
    24,776,816 and 22,639,816 shares
    issued and outstanding at
    1997 and 1996, respectively                247,768                  232,285
   Additional paid-in capital               19,817,512               20,351,654
                                           ------------------------------------
   Accumulated deficit                      (8,512,773)              (8,602,459)
                                           ------------------------------------
     Total stockholders' equity             11,552,507               11,981,480
                                           ------------------------------------
                                           $12,565,673              $12,741,140
                                           ====================================



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See notes to condensed consolidated financial statements.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements Of Operations
                                 (Unaudited)

                  Three Months Ended March 31, 1997 and 1996

                                              1997                     1996
                                          -------------------------------------

Net sales                                   $ 2,408,204           $ 3,031,981
Cost of sales                                   997,719             1,219,601
                                          -------------------------------------
Gross profit                                  1,410,485             1,812,380
                                          -------------------------------------

Expenses:
   Royalty expense                              120,964               141,215
   Research and development                      80,643               131,243
   Selling, general & administrative          1,130,253               633,163
   Depreciation & amortization                  106,136               108,432
                                          -------------------------------------
                                              1,437,996             1,104,053
                                          -------------------------------------
Operating income (loss)                         (27,511)              798,327

Interest and investment income                   70,948                63,488
Joint Venture equity pick-up                     48,249               (29,743)
                                          -------------------------------------
Income before income taxes                       91,686               832,072
Income tax expense                                2,000                16,400
                                          -------------------------------------
Net income                                  $    89,686           $   815,672
                                          =====================================
Net income per common share                 $       .00           $       .04
                                          =====================================
Weighted average number of
   common shares outstanding                 24,161,373            22,723,129
                                          =====================================

          See notes to condensed consolidated financial statements.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                  Three Months Ended March 31, 1997 and 1996

                                               1997                    1996
                                          -------------------------------------
Operating activities:
Net cash provided (used) by
 operating activities                    $  (385,010)                $  928,373
                                          -------------------------------------

Investing activities:
   Purchase of U.S. Treasury Bills                 -                 (1,949,212)
   Capital expenditures                     (194,941)                   (25,736)
                                          -------------------------------------
   Net cash used in
     investing activities                   (194,941)                (1,974,948)
                                         --------------------------------------
Financing activities:
   Proceeds from issuance
     of common stock, net                     52,150                          -
   Cash dividends paid                      (619,422)                  (565,997)
                                         --------------------------------------
   Net cash used in
     financing activities                   (551,922)                  (565,997)
                                         --------------------------------------
Net (decrease) in cash
   and cash equivalents                   (1,131,873)                (1,612,572)

Cash and cash equivalents at
   beginning of period                     5,603,708                  4,346,587
                                         --------------------------------------
Cash and cash equivalents at
   end of period                         $ 4,471,835                 $2,734,015
                                         ======================================

          See notes to condensed consolidated financial statements.

              HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

                            March 31, 1997

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

Note B -- Inventories

Inventories consist of the following:

                                  March 31, 1997            December 31, 1996
                                  -------------------------------------------

Finished goods                      $ 1,627,220               $ 1,880,112
Work in progress                         67,518                    95,241
Raw materials and components            790,892                   851,331
                                  -------------------------------------------
                                    $ 2,485,630               $ 2,826,684
                                  ===========================================

Note C -- Investment in Joint Venture

During 1995, Hydron Technologies, Inc. ("HyTech") entered into an agreement with two other companies to form a joint venture, Hydromercial Partners (the Joint Venture). Each company shared equally in the profits and losses of the Joint Venture, which has an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants. The purpose of the Joint Venture was to provide and sell HyTech's polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial).

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                                March 31, 1997

Note C - Investment in Joint Venture (continued)

On July 19, 1996, in conjunction with the amended QVC license, the Joint Venture was dissolved and a new partnership (New Hydromercial Partners) was formed between HyTech and QVC to continue the same activities as the Joint Venture. Sales of products by HyTech to the partnerships totalled approximately $9,000 and $314,000 in the three months ended March 31, 1997 and 1996, respectively.

Note D - Income Taxes

The provision for the three (3) months ended March 31, 1997 and 1996, represents the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("HyTech") is the owner of a broad range of consumer and oral health care products using Hydron(R) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses the polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetics products, creating a new moisturizing technology for the personal care/cosmetics and pharmaceutical industries. HyTech sells specialty personal care/cosmetics products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc., which gives the electronic retailer the exclusive right to purchase licensed products from HyTech for sale in North America, South America and Central America, and a License Agreement with National Patent Development Corp., which provides that HyTech will generally pay royalties on its sales to National Patent and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/cosmetics and oral health care products using Hydron polymers, as well as products that use Hydron polymer technology as a drug delivery system, which HyTech intends to market through third parties or its own efforts. In addition, HyTech has recently entered into a "turnkey" manufacturing and supply agreement with a leading vitamin supplier for a vitamin, mineral and nutritional supplement line, which HyTech intends to market through its catalog and electronic retailing.

Results of Operations

Net sales for the three (3) months ended March 31, 1997 were $2,408,204, or 21% lower than net sales of $3,031,981 for the corresponding period of the fiscal year ended December 31, 1996 ("Fiscal 1996"). The decrease is primarily the result of QVC purchasing patterns, offset by catalog sales of approximately $360,000 during the first quarter of Fiscal 1997. In addition, catalog sales in April 1997 were approximately $200,000. QVC's purchasing patterns, which are primarily affected by the timing of Hydron Care programming, do not necessarily mirror retail sales by QVC to consumers, which increased by 39% in the first quarter of Fiscal 1997 as compared to the first quarter of Fiscal 1996.

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

   As of May 12, 1997, QVC has made purchases of approximately $7.5 million during the first term of the Amended License Agreement, and based upon present purchasing patterns, it appears that QVC will be approximately $4.5 million short of making the minimum purchase level necessary to maintain its exclusive license. Management of QVC has requested that HyTech waive the minimum purchase requirement of the first year of the Amended License Agreement, which expires on May 31, 1997.

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

    If QVC does not meet such minimum purchase levels, then HyTech has the right to terminate the agreement and seek other marketing and distribution arrangements for its products. The loss of QVC as a customer would have a material, adverse impact upon the financial condition of HyTech. If QVC were to cease acting as HyTech's exclusive marketing agent in the Western Hemisphere, then HyTech would attempt to reach the existing base of Hydron customers utilizing various alternative methods of marketing, including direct marketing through its catalog, as well as other access to direct response television. No assurance can be given that HyTech could reach any substantial portion of such existing customer base in the foreseeable future utilizing any such alternative methods.

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

   As of the date of this report, HyTech and QVC are negotiating to further amend the License Agreement. Although management is of the belief that HyTech and QVC will reach an agreement to further amend the License Agreement, no assurances can be given that a revised agreement will be reached.

                      (End of Forward Looking Statement)
-------------------------------------------------------------------------------

Substantially all of the sales during the relevant periods were to QVC and its related entities. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

HyTech's gross profit for the three (3) months ended March 31, 1997 decreased one (1) percentage point to 59% from 60% for the corresponding period of Fiscal 1996, primarily due to fluctuations in the mix of products sold to QVC in those periods.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses, the majority of which are performed by outside consultants, decreased 39% to $80,643 in the first quarter of Fiscal 1997, compared to $131,243 for the same period in Fiscal 1996. The higher fees in Fiscal 1996 were the result of royalty fees paid to a consultant relating to product development under a contract which expired on December 31, 1996. There are no such fees in Fiscal 1997.

Selling, general and administrative expenses for the three (3) months ended

March 31, 1997 increased by 56% to $1,130,253 from $633,163 for the corresponding period of Fiscal 1996. This increase is attributable primarily to advertising and other costs relating to the production, distribution and marketing of HyTech's catalog, which was introduced in November 1996.

Interest and investment income in the first quarter of Fiscal 1997 increased 12%, to $70,948 from $63,488 for the same period in Fiscal 1996. This increase is due primarily to higher cash balances throughout the period. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The Joint Venture equity pick-up of $48,249 and $(29,743) for the three (3) months ended March 31, 1997 and 1996, respectively, represents HyTech's proportionate share of the Infomercial partnership's net income (loss) for the same period.

Net income decreased 89% to $89,686 for the first quarter of Fiscal 1997 compared to $815,672 for the same period in Fiscal 1996. This decrease was the result primarily of the factors discussed above.

                                   10 of 13

Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at March 31, 1997 compared to December 31, 1996, with working capital of approximately $8.2 million and $8.8 million, respectively.

HyTech's cash flow used by operations was a result of reduced sales and increased advertising related costs, in addition to its marketing efforts with QVC. The QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty
(30) days after HyTech's shipment of goods to QVC.

HyTech paid a regular quarterly cash dividend of two and one-half cents ($0.025) per share on March 31, 1997 to shareholders of record on March 17, 1997.

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

                                   11 of 13

                          Part II- Other Information

Item 5. Other Information

As previously reported in is Annual Report on Form 10-K for fiscal year ended December 31, 1996 ("1996 10-K"), in March 1997 HyTech entered into a manufacturing and supply, "turn-key" agreement with a leading vitamin supplier for a vitamin, mineral and nutritional supplement line to complement HyTech's facial, body and hair care regimes. In addition, in May 1997 such agreement was amended, and HyTech was granted a sublicense for electronic retail and catalog rights for the new, patented nutritional supplement containing a combination of Glucosamine and Chondroitin. This nutritional supplement is formulated to promote healthy joints and the regeneration of cartilage.

   Management intends to sell these products directly to consumers through its Hydron catalog, web site, and through nationally televised infomercials which are to be produced exclusively for HyTech in both short and long form. As HyTech has had no experience in marketing vitamins, minerals and nutritional supplements, no assurances can be given that this new line will be successful to any degree.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K - None

                                   12 of 13

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

Dated:  May 14, 1997

                                   13 of 13