Form 10-Q
period 1997-06-30
HYDRON TECHNOLOGIES INC
filed 1997-08-14
CIK 28146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

    For the Quarterly Period Ended: June 30, 1997 or

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the Period from __________ to __________

                         Commission File Number: 0-6333

                            HYDRON TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

               New York                              13-1574215
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

1001 Yamato Road, Suite 403
Boca Raton, Florida 33431                                (561) 994-6191
(Address of Principal Executive Offices)         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes    __ No.

Number of shares of common stock outstanding as of August 13, 1997:  24,545,816

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets -- June 30, 1997 and December 31, 1996

   Condensed consolidated statements of operations -- Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

   Condensed consolidated statements of cash flows -- Six months ended June 30, 1997 and 1996

   Notes to condensed consolidated financial statements -- June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                 June 30, 1997    Dec. 31, 1996
                                                 -------------    -------------
ASSETS                                            (Unaudited)        (Note)
Current assets:
  Cash and cash equivalents                      $  3,935,495     $  5,603,708
  Trade accounts receivable                         1,238,555          611,731
  Inventories                                       3,083,680        2,826,684
  Prepaid expenses and other
    current assets                                    932,104          517,583
                                                 ------------     ------------
  Total current assets                              9,189,834        9,559,706
Property and equipment, net                           781,287          579,692
Investment in joint venture                           326,674          238,128
Deferred product costs, less
 accumulated amortization of
 $4,159,763 and $4,005,576 at
 1997 and 1996, respectively                        1,814,666        1,962,220
Deposits                                              448,769          401,394
                                                 ------------     ------------
                                                 $ 12,561,230     $ 12,741,140
                                                 ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $    890,142     $    453,337
  Dividends payable                                   614,497                -
  Accrued liabilities                                 452,674          306,323
                                                 ------------     ------------
  Total current liabilities                         1,957,313          759,660
Stockholders' equity:
   Common stock -- $.01 par value; 30,000,000
    shares authorized; 24,567,516 and
    23,228,511 shares issued and outstanding
    at 1997 and 1996, respectively                    247,968          232,285
   Additional paid-in capital                      19,231,566       20,351,654
   Accumulated deficit                             (8,476,522)      (8,602,459)
   Treasury stock, at cost, 229,300 shares           (399,095)               -
                                                 ------------     ------------
     Total stockholders' equity                    10,603,917       11,981,480
                                                 ------------     ------------
                                                 $ 12,561,230     $ 12,741,140
                                                 ============     ============

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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

            Three Months and Six Months Ended June 30, 1997 and 1996

                              Three months ended         Six months ended
                                    June 30,                  June 30,
                               1997         1996         1997         1996
                            ----------   ----------   ----------   ----------
   Net sales                $2,640,501   $2,001,660   $5,048,705   $5,033,641
   Cost of sales               936,844      788,265    1,934,563    2,007,866
                            ----------   ----------   ----------   ----------
   Gross profit              1,703,657    1,213,395    3,114,142    3,025,775
                            ----------   ----------   ----------   ----------
   Expenses:
     Royalty expense           143,291       96,833      264,255      238,048
     Research and
      development               81,832      122,818      162,475      254,061
     Selling, general
      & administrative       1,407,430      622,033    2,537,683    1,255,196
     Depreciation &
      amortization             133,261      105,753      239,397      214,185
                            ----------   ----------   ----------   ----------
                             1,765,814      947,437    3,203,810    1,961,490
                            ----------   ----------   ----------   ----------
   Operating income (loss)     (62,157)     265,958      (89,668)   1,064,285
   Interest income              58,110       73,415      129,058      136,903
   Infomercial pick-up          40,298      (66,576)      88,547      (96,319)
                            ----------   ----------   ----------   ----------
   Income before income
    taxes                       36,251      272,797      127,937    1,104,869
   Income tax expense                -        5,600        2,000       22,000
                            ----------   ----------   ----------   ----------
   Net income               $   36,251   $  267,197   $  125,937   $1,082,869
                            ==========   ==========   ==========   ==========
   Earnings per share of
    common stock                   .00          .01          .01          .05

   Weighted average
    shares outstanding      24,105,907   22,896,753   24,165,354   22,973,845

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                     Six Months Ended June 30, 1997 and 1996

                                                  1997           1996
                                              -----------    -----------
       Operating activities:
         Net cash provided by (used in)
          operating activities                $  (452,509)   $ 2,065,515
                                              -----------    -----------
       Investing activities:
         Purchase of U.S. Treasury Bills                -     (1,949,212)
         Capital expenditures, net               (286,805)         3,844
         Investment in joint venture                    -       (152,667)
         Increase in deferred product costs        (6,633)        (6,335)
                                              -----------    -----------
         Net cash used in
          investing activities                   (293,438)    (2,104,370)
                                              -----------    -----------
       Financing activities:
         Proceeds from issuance
          of common stock, net                     96,250              -
         Repurchase of common stock              (399,095)             -
         Cash dividends paid                     (619,421)    (1,133,070)
                                              -----------    -----------
         Net cash used in
          financing activities                   (922,266)    (1,133,070)
                                              -----------    -----------
       Net decrease in cash
        and cash equivalents                   (1,668,213)    (1,171,925)
       Cash and cash equivalents at
        beginning of period                     5,603,708      4,346,587
                                              -----------    -----------
       Cash and cash equivalents at
        end of period                         $ 3,935,495    $ 3,174,662
                                              ===========    ===========

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1997

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

Note B -- Inventories

Inventories consist of the following:

                                      June 30, 1997  December 31, 1996
                                      -------------  -----------------
        Finished goods                 $1,852,775        $1,880,112
        Work in progress                  182,124            95,241
        Raw materials and components    1,048,781           851,331
                                       ----------        ----------
                                       $3,083,680        $2,826,684
                                       ==========        ==========

Note C -- Investment in Joint Venture

During 1995, Hydron Technologies, Inc. ("HyTech") entered into an agreement with two other companies to form a joint venture known as Hydromercial Partners (the "Joint Venture"). Each company shared equally in the profits and losses of the Joint Venture, which had an initial term of two (2) years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants. The purpose of the Joint Venture was to provide and sell HyTech's polymer-based skin care line by means of a thirty (30) minute commercial ("Infomercial") which the Joint Venture produced. On July 19, 1996, in conjunction with the amended QVC license agreement, the Joint Venture was dissolved (effective May 31, 1996) and a new partnership, New Hydromercial Partners ("Infomercial Partnership"), was formed. The Infomercial Partnership is an equal partnership between HyTech and QVC to promote Hydron products and continue the same activities as the Joint Venture. (See Note D)

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1997

Note D - Distribution Agreement

HyTech entered into a license agreement with QVC in 1993. On July 19, 1996, HyTech and QVC modified their license agreement ("Amended License Agreement") to provide HyTech with certain retail marketing rights and increases in the minimum product purchase requirements by QVC. QVC must meet those requirements, on a bi-annual basis, to maintain their exclusive rights to market Hydron consumer products through direct response television in North, South and Central America.

No obligation exists for QVC to purchase product except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC does not meet such minimum purchase levels, then HyTech has the right to terminate the agreement and seek other marketing and distribution arrangements for its products, which may include QVC on a nonexclusive arrangement. Although management believes that there are other avenues for selling its products, including the Hydron Catalog started in November 1996, the loss of QVC as a customer would be financially disruptive to HyTech.

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

On June 11, 1997, HyTech renegotiated its Amended License Agreement ("Renegotiated License Agreement") with QVC, whereby the term of the Amended License Agreement was extended for one year, commencing as of June 1, 1997.

Note E - Income Taxes

The tax provision for the three (3) month and the six (6) month periods ended June 30, 1997 and 1996 represents the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("HyTech") is the owner of a broad range of consumer and oral health care products using Hydron(R) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses the polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetic products, creating a new moisturizing technology for the personal care/cosmetic and pharmaceutical industries. HyTech sells specialty personal care/cosmetic products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc., as amended (the "Amended QVC License Agreement"), which gives the electronic retailer certain exclusive rights to purchase licensed products from HyTech for sale in the Western Hemisphere, and a License Agreement with National Patent Development Corp., which provides that HyTech will generally pay royalties to National Patent on its sales and receive royalties from National Patent from sales of certain of that company's products. HyTech is developing other personal care/ cosmetic products for consumers and health care products for professionals using Hydron polymers, and anticipates using its patented technology as a drug delivery system in proprietary products, in which Hydron polymers act as a drug release mechanism. HyTech intends to either seek licensing arrangements for its drug delivery technology with third parties, or develop and market proprietary products through its own efforts. In addition, in the first quarter of Fiscal 1997, HyTech entered into a "turnkey" manufacturing and supply agreement with a leading vitamin supplier for a vitamin, mineral and nutritional supplement line, which Hydron is currently marketing through its catalog.

Results of Operations

Net sales for the three (3) months ended June 30, 1997 were $2,640,501, or 32% higher than net sales of $2,001,660 for the corresponding period of the fiscal year ended December 31, 1996 ("Fiscal 1996"). Net sales for the six (6) months ended June 30, 1997 were $5,048,705, or 1% percent higher than net sales of $5,033,641 for the corresponding period of Fiscal 1996. These increases are primarily the result of sales through the Hydron catalog, which started in November 1996. Catalog sales were $417,733 and $790,628 for the three and six months ended June 30, 1997, respectively.

Sales to QVC, the Infomercial Partnership and international sales were $2,222,768 and $4,258,077 for the three and six months ended June 30, 1997, respectively, as compared to $2,001,660 and $5,033,641 for the same periods of Fiscal 1996, respectively. The 11% increase and the 15 % decrease in sales for the three and six months ended June 30, 1997, respectively, over the same periods of Fiscal 1996 are primarily the result of changes in QVC purchasing patterns, which are affected primarily by the timing of on-air programming.

In addition, sales to the Infomercial Partnership during the six months ended June 30, 1997 were approximately $400,000 lower than sales in the same period of Fiscal 1996. During the fourth quarter of Fiscal 1996, the Infomercial Partnership revised the existing Infomercial to test several new product offers. The Infomercial Partnership is in the process of producing a second infomercial to promote and sell new products in HyTech's skin care line.

With the exception of Hydron catalog sales, substantially all of the sales during the relevant periods were to QVC and its related entities, including the Infomercial Partnership and QVC Europe. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

HyTech's gross profit margin for the three (3) months ended June 30, 1997 increased four (4) percentage points to 65% from 61% for the corresponding period of Fiscal 1996. The gross profit margin for the six (6) months ended June 30, 1997 increased two (2) percentage points to 62% from 60%. These increases were due to the 80% gross profit margin generated by sales through the Hydron catalog for both the three months and six months ended June 30, 1997. The gross profit margin on sales to QVC, the Infomercial Partnership and international sales was 59% and 58% for the three and six months ended June 30, 1997, respectively, as compared to 61% and 60% for the same periods of Fiscal 1996, respectively. The gross profit margin decreases in these periods were due primarily to fluctuations in the mix of the products sold to QVC in those periods and the reduced pricing on the products sold to QVC as a result of the Amended License Agreement.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses decreased 33% to $81,832 in the second quarter of Fiscal 1997, compared to $122,818 for the same period in Fiscal 1996. Such expenses for the six (6) months ended June 30, 1997 decreased 36% to $162,475, compared to $254,061 for the corresponding period of Fiscal 1996. These decreases reflect the renegotiation of certain research and development contracts. In addition, the amount of R&D expense varies from period to period depending on the steps taken towards development during such period, as well as the number and type of products under development at such time.

Selling, general and administrative expenses for the three (3) months ended June 30, 1997 increased by 126% to $1,407,431 from $622,033 for the corresponding period of Fiscal 1996. Such expenses for the six (6) months ended June 30, 1997 increased 102% to $2,537,684, compared to $1,255,196 for the corresponding period of Fiscal 1996.

The increases in selling, general and administrative expenses are primarily the result of expenses associated with the Hydron catalog, which started in November 1996. Catalog expenses were $763,053 and $1,253,202 for the three and six months ended June 30, 1997, respectively. As with any new venture, HyTech has incurred significant start-up expenses relating to the catalog. Overall expenses attributed to the catalog include advertising, additional marketing, customer service and warehouse personnel and related telephone, postage and supplies expense.

Selling, general and administrative expenses, other than catalog related expenses, were $644,378 and $1,284,482 for the three and six month periods ended June 30, 1997, respectively, as compared to $622,033 and $1,255,196 for the same periods of Fiscal 1996, respectively. The increases of 4% and 2% for the three and six months ended June 30, 1997, respectively, were due to an overall increase in expenses, which was partially offset by a reduction of approximately $102,000 in promotional expenses associated with the Hydron newsletter sent to QVC customers in Fiscal 1996.

Interest and investment income in the second quarter of Fiscal 1997 decreased 21%, to $58,110 from $73,415 for the same period in Fiscal 1996. Such income for the six (6) months ended June 30, 1997 decreased 6% to $129,058, compared to $136,903 for the corresponding period of Fiscal 1996. These decreases are due primarily to lower cash balances and lower interest rates. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

Net income for the three (3) months ended June 30, 1997 decreased 86%, to $36,250 from $267,197 for the same period in Fiscal 1996. Net income for the six
(6) months ended June 30, 1997 decreased 88% to $125,936, compared to $1,082,869 for the corresponding period of Fiscal 1996. Such changes are due primarily to the net loss from the new Hydron catalog of $402,058 and $679,300 for the three and six months ended June 30, 1997, respectively. Net income from sources other than the Hydron catalog, was $438,308 and $805,236 for the three and six months ended June 30, 1997, respectively, as compared to $267,197 and $1,082,869 for the same periods of Fiscal 1996, respectively.

Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at June 30, 1997 with working capital in excess of $7 million at June 30, 1997.

HyTech's cash flow used in operations of $452,509 was a direct result of funding the start-up operations of the Hydron catalog. Cash flow for QVC remained strong as the QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty days after QVC's receipt of such goods.

HyTech paid regular quarterly cash dividends of two and one-half cents ($0.025) per share on March 31, 1997 ($619,421) and July 3, 1997 ($614,497) to
shareholders of record on March 17, 1997 and June 26, 1997, respectively.

The Board of Directors of the Company has authorized the repurchase of up to 1,000,000 shares of the Company's common stock from time to time in the open market through March 31, 1998, and as of August 13, 1997, 251,000 shares have been purchased at an average price per share of $1.72.

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

Management recognizes that HyTech does not have the financial resources to sustain a major national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management has obtained with QVC and the Infomercial Partnership, and continues to seek, internationally, marketing, licensing and distribution agreements with third parties that have greater financial resources and that can enhance HyTech's product introductions with appropriate national marketing support programs.

The effect of inflation has not been significant upon either the operations or financial condition of HyTech.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - 11 - Computation of Earnings Per Share

(b) Current report on Form 8-K (Date of Report, June 11, 1997), reporting items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HYDRON TECHNOLOGIES, INC.

                                        By: /s/ Thomas G. Burns
                                            Thomas G. Burns, Vice President,
                                            Finance and Chief Financial Officer
Dated: August 13, 1997