Form 10-Q
period 1997-09-30
HYDRON TECHNOLOGIES INC
filed 1997-11-14
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended: September 30, 1997 or

 /  /    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 For the Period from __________ to __________

                         Commission File Number: 0-6333

                            HYDRON TECHNOLOGIES, INC.
                      ---------------------------------
             (Exact name of Registrant as specified in its charter)


              New York                                         13-1574215
              ----------                                      ------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


1001 Yamato Road, Suite 403
Boca Raton, Florida 33431                                    (561) 994-6191
-------------------------                                     ---------------
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
                                  ---    ---



Number of shares of common stock outstanding as of November 13, 1997: 24,796,816

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

    Condensed consolidated balance sheets -- September 30, 1997 and December 31, 1996

    Condensed consolidated statements of operations -- Three months ended September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996

    Condensed consolidated statements of cash flows -- Nine months ended September 30, 1997 and 1996

    Notes to condensed consolidated financial statements -- September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K


Signatures



                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30, 1997          DEC. 31, 1996
                                                    ------------------------------------------------
ASSETS                                                      UNAUDITED)                (NOTE)
Current assets:
   Cash and cash equivalents                              $  2,927,521             $  5,603,708
   Trade accounts receivable                                   701,207                  611,731
   Inventories                                               3,118,957                2,826,684
   Prepaid expenses and other
     current assets                                            462,034                 517,583
                                                    -----------------------------------------------

   Total current assets                                      7,209,719               9,559,706
Property and equipment, net                                    751,411                 579,692
Investment in joint venture                                    265,854                 238,128
Deferred product costs, less
   accumulated amortization of
   $4,326,857 and $4,005,576 at
   1997 and 1996, respectively                               1,737,572               1,962,220
Deposits                                                       448,769                 401,394
                                                      ----------------------------------------------
                                                           $10,413,325             $12,741,140
                                                       ===============================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $     622,179             $    453,337
   Accrued liabilities                                        378,910                  306,323
                                                      -----------------------------------------------

   Total current liabilities                                1,101,089                  759,660
Shareholders' equity:
   Common stock -- $.01 par value;
 30,000,000 shares authorized; 24,796,816 and
 23,228,511 shares issued and outstanding
at 1997 and 1996, respectively                                247,968                 232,285
   Additional paid-in capital                              19,231,566              20,351,654
   Accumulated deficit                                     (9,735,953)             (8,602,459)
   Treasury stock, at cost, 251,000 shares                   (431,345)                      -
                                                    -----------------------------------------------

     Total shareholders' equity                             9,312,236              11,981,480
                                                   -----------------------------------------------

                                                          $10,413,325             $12,741,140
                                                   ==============================================




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

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                        HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                     1997           1996           1997          1996
                                     ----          ----            ----          ---

Net sales                    $  1,445,484     2,003,192    $  6,494,189    $  7,036,833
Cost of sales                     556,226       848,395       2,490,789       2,856,261
                             ------------    ----------    ------------    ------------
Gross profit                      889,258     1,154,797       4,003,400       4,180,572
                             ------------   -----------    ------------    ------------


Expenses:
   Royalty expense                 84,787       93,114         349,042         331,162

   Research and
     development                   84,172       128,825        246,647         382,886

   Selling, general
     & administrative           1,830,249       719,919       4,367,933      1,975,115

   Distribution Agreement
     expense                         --       3,145,305               -      3,145,305

   Depreciation &
     amortization                 133,441      107,092         372,838         321,277
                              ------------   -----------     ----------    -----------
                                2,132,649    4,194,255       5,336,460       6,155,745
                              -----------  ------------    ------------   ------------
Operating loss                 (1,243,391)  (3,039,458)     (1,333,060)     (1,834,937)

Interest income                    42,782       86,635         171,840         223,538
Infomercial equity pick-up        (60,821)      13,017          27,726         (83,302)
                                  ----------   --------    ------------    ------------
Loss before income
     taxes                     (1,261,430)   (2,939,806)    (1,133,494)     (1,834,937)
Income tax
   expense (benefit)               (2,000)        4,000            --           26,000
                               -----------   ----------    ------------   -----------
Net loss                     $ (1,259,430) $ (2,943,806)  $ (1,133,494)   $ (1,860,937)
                              ============ ============= =============  ==============


Loss per share                    (.05)           (.12)      (.05)           (.08)


Weighted average shares     24,051,631      24,217,630  24,051,631     24,217,630







          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996






                                            1997            1996
                                        -----------    -----------


Operating activities:
   Net cash provided by (used in)
     operating activities               $  (787,265)   $ 2,777,134
                                        --------------------------


Investing activities:
   Capital expenditures, net               (313,276)           844
   Investment in joint venture                 --         (152,667)
   Increase in deferred product costs        (6,633)        (6,335)
                                        --------------------------

   Net cash used in
     investing activities                  (319,909)      (158,158)
                                        --------------------------


Financing activities:
   Proceeds from issuance
     of common stock, net                    96,250      1,253,000
   Repurchase of common stock              (431,345)          --
   Cash dividends paid                   (1,233,918)    (1,713,239)
                                        --------------------------

   Net cash used in
     financing activities                (1,569,013)      (460,239)
                                        --------------------------


Net decrease in cash
   and cash equivalents                  (2,676,187)     2,158,737

Cash and cash equivalents at
   beginning of period                    5,603,708      4,346,587
                                        --------------------------


Cash and cash equivalents at
   end of period                        $ 2,927,521    $ 6,505,324
                                        ==========================




           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. ("HyTech"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Registrant and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B -- INVENTORIES

Inventories consist of the following:

                                                SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                -------------------------------------

Finished goods                                      $1,848,817        $1,880,112
Work in progress                                       293,794            95,241
Raw materials and components                           976,346           851,331
                                                    ----------        ----------

                                                    $3,118,957        $2,826,684
                                                    ============================


NOTE C -- INVESTMENT IN JOINT VENTURE

During 1995, HyTech entered into an agreement with two other companies to form a joint venture known as Hydromercial Partners (the "Joint Venture"). Each company shared equally in the profits and losses of the Joint Venture, which had an initial term of two years, subject to renewal on an annual basis thereafter upon unanimous consent of all of the Joint Venture participants. The purpose of the Joint Venture was to provide and sell HyTech's polymer-based skin care line by means of a thirty minute commercial ("Infomercial") which the Joint Venture produced. On July 19, 1996, in conjunction with the amendment of the license agreement between QVC, Inc. ("QVC") and HyTech (the "QVC License Agreement"), the Joint Venture was dissolved (effective May 31, 1996) and a new partnership, New Hydromercial Partners ("Infomercial Partnership"), was formed. The Infomercial Partnership is an equal partnership between HyTech and QVC to promote Hydron products and continue the same activities as the Joint Venture. (See Note D)

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997


Note D - Distribution Agreement

HyTech entered into the QVC License Agreement in 1993. The initial term of the QVC License Agreement was two years, with automatic two year renewals if certain minimum product purchase requirements were met by QVC. On July 19, 1996, HyTech and QVC modified the QVC License Agreement ("Amended License Agreement") to provide HyTech with certain retail marketing rights and increases in the minimum product purchase requirements by QVC. QVC must meet those requirements, on an annual basis, to maintain its exclusive rights to market Hydron consumer products through direct response television in North, South and Central America.

No obligation exists for QVC to purchase HyTech's product except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC does not meet such minimum purchase levels, then each of HyTech and QVC has the right to terminate the Amended License Agreement, in which event HyTech may seek other marketing and distribution arrangements for its products, which may include distribution arrangements with QVC on a nonexclusive basis. Although management believes that there are other avenues for selling its products, including the Hydron catalog, which was initiated in November 1996, the loss of QVC as a customer would have a material adverse effect on HyTech's business.

Pursuant to the Amended License Agreement, certain retail marketing rights formerly held by Direct to Retail ("DTR"), which rights were granted by QVC to DTR under a separate agreement, reverted back to HyTech. Such retail marketing rights include prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC is entitled to receive a commission from HyTech on any such sales.

On June 11, 1997, HyTech and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended for one year, commencing as of June 1, 1997.

In October 1997, HyTech agreed to further amend the Renegotiated Licensing Agreement with QVC. (See Note G)

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997


NOTE E - INCOME TAXES

The tax provision for the three month and nine month periods ended September 30, 1996 represents the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards.

NOTE F - CONTINGENCIES

On September 30, 1997, Harvey Tauman, formerly Chairman, Chief Executive Officer, President and Treasurer of HyTech, whose employment was terminated by HyTech on September 19, 1997, commenced an action (the "Action") against HyTech in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida. In his complaint in the Action, Mr. Tauman alleges that HyTech breached his employment contract upon the termination of his employment and seeks damages of not less than $4,000,000, plus interest and costs. Mr. Tauman also seeks a declaration that his employment was terminated without cause and that he may continue to exercise his stock options for the duration of their term notwithstanding the termination of his employment.

On November 4, 1997, HyTech served and filed its answer to the complaint in the Action and asserted counterclaims against Mr. Tauman seeking various relief against him including an award of compensatory and punitive damages of not less than $6,000,000, together with appropriate interest, costs and expenses. In its counterclaims, HyTech seeks a declaration, among other things, that Mr. Tauman breached his employment agreement as a result of wrongful and fraudulent performance of his duties under the contract. Among other allegations, HyTech contends in its counterclaims that Mr. Tauman improperly caused HyTech to make payments of personal expenses upon the submission by Mr. Tauman of false expense reports and receipts, caused HyTech improperly to enter into consulting agreements with members of his family and with friends without Board approval, misrepresented to the Board the financial condition of HyTech and its prospects in order to obtain a grant to himself of bonuses and stock options to which he would otherwise not have been entitled, cause the submission to the Board of false projections of HyTech's revenues in order to cause the Board to declare dividends of which he was a substantial recipient and to approve a share repurchase plan, caused HyTech to pay for accounting services rendered to him and to other members of his family, and intentionally breached his fiduciary duties to HyTech.

Management is unable, at this time, to estimate the likelihood or scope of liability, if any, it may incur as a result of Mr. Tauman's claims or the likelihood of success of its counterclaims.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997


NOTE G - SUBSEQUENT EVENTS

In October 1997, HyTech agreed to amend the Renegotiated License Agreement with QVC, primarily as a result of a five month decline in HyTech's on-air sales. HyTech is currently working with QVC to find a permanent spokesperson for its on-air show and to revamp the monthly show format. While developing this new format, HyTech has agreed to reduce its scheduled airtime to two hours per month from four hours, commencing in November 1997. HyTech has the right however, at its discretion, to reinstate the previous airtime provisions upon 60 days notice and intends to do so at such time as the on-air spokesperson and revised show format are finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Hydron Technologies, Inc. ("HyTech") markets a broad range of consumer and oral health care products using Hydron(R) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non- prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetic products, thereby creating a new moisturizing technology for the personal care/cosmetic and pharmaceutical industries. HyTech sells specialty personal care/cosmetic products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc. ("QVC"), as amended (the "Amended QVC License Agreement"), which gives QVC certain exclusive rights to purchase licensed products from HyTech for sale in the Western Hemisphere. In addition, HyTech has entered into a license agreement with National Patent Development Corp. ("National Patent"), which provides for reciprocal royalty payments based on the sale of certain of each party's products. HyTech is developing other personal care/cosmetic products for consumers and health care products for professionals using Hydron polymers. HyTech also believes that its patented technology could be used as a drug delivery system in proprietary products, in which Hydron polymers act as a drug release mechanism. HyTech intends to explore the efficacy of using its technology for such purposes and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

Management anticipates the HyTech will discontinue marketing of its vitamin, mineral and nutritional supplement line in 1998. HyTech is currently exploring alternatives for disposing of the remaining vitamin, mineral and nutritional supplement inventory.

At the present time, management of HyTech does not believe that QVC will meet the stipulated minimum product purchase requirements at the May 31, 1998 measurement date, a milestone which indicates that the Amended License Agreement will not automatically renew. HyTech has not determined what actions, if any, it plans to take under such circumstances.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1997 were $1,445,484, or 28% lower than net sales of $2,003,192 for the corresponding period in the fiscal year ended December 31, 1996 ("Fiscal 1996"). Net sales for the nine months ended September 30, 1997 were $6,494,189, or 8% lower than net sales of $7,036,833 for the corresponding period in Fiscal 1996. These decreases are primarily the result of decreases in sales to QVC, net of new sales through the Hydron catalog, which was initiated in November 1996. Net catalog sales were $309,249 and $1,099,877 for the three and nine months ended September 30, 1997, respectively.

Sales to QVC, the Infomercial Partnership and international vendors were $1,136,235 and $5,394,312 for the three and nine months ended September 30, 1997, respectively, as compared to $2,003,192 and $7,036,833 for the corresponding periods in Fiscal 1996, respectively. The 43% and 23% decrease in sales for the three and nine months ended September 30, 1997, respectively, over the corresponding periods in Fiscal 1996 are primarily the result of lower on-air sales, in the five months ended October 31, 1997. In October 1997, HyTech agreed to amend it current licensing agreement with QVC, principally as a result of the decline in HyTech's on-air sales. HyTech is currently working with QVC to find a permanent on-air spokesperson and to revamp its monthly show format. While developing this new format, HyTech has agreed to reduce its scheduled airtime to two hours per month from the current four hours. HyTech has the right however, at its discretion, to reinstate the previous airtime provisions upon 60 days notice and, intends to do so at such time as the on-air spokesperson and revised show format are finalized.

In addition, sales to the Infomercial Partnership during the nine months ended September 30, 1997 were approximately $484,000 lower than sales in the corresponding period in Fiscal 1996. The Infomercial was partially modified and re-released in the third quarter of 1997 with nominal results. The partners are currently discussing the status of the Infomercial and the possibility of future projects for the Infomercial Partnership.

With the exception of Hydron catalog sales, substantially all of the sales during the relevant periods were to QVC and its related entities, including the Infomercial Partnership and QVC Europe. HyTech has no marketing or distribution arrangements with any third parties other than QVC. Accordingly, the percentage of HyTech's sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant and any disruption in HyTech's relationship with QVC would have a material adverse effect on the business of HyTech.

HyTech's gross profit margin for the three months ended September 30, 1997 increased to 62% from 58% for the corresponding period in Fiscal 1996. The gross profit margin for the nine months ended September 30, 1997 increased to 62% from 59% for the corresponding period in Fiscal 1996. These increases resulted principally from gross profit margins, of approximately 79%, generated by sales through the Hydron catalog for both the three months and nine months ended September 30, 1997. The gross profit margin on sales to QVC, the Infomercial Partnership and international vendors was 57% and 58% for the three and nine months ended September 30, 1997, respectively, as compared to 58% and 59% for the corresponding periods in Fiscal 1996, respectively. The gross profit margin decreases, in respect of these sales, were due primarily to fluctuations in the mix of the products sold to QVC in those periods and reduced pricing on the products sold to QVC as a result of the Amended License Agreement.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses decreased 35% to $84,172 for the three months ended September 30, 1997, compared to $128,825 for the corresponding period in Fiscal 1996. Such expenses for the nine months ended September 30, 1997 decreased 36% to $246,647, compared to $382,886 for the corresponding period in Fiscal 1996. These decreases reflect the renegotiation of certain research and development contracts. In addition, R&D expenses vary from period to period depending on the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1997 increased by 154% to $1,830,249 from $719,919 for the corresponding period in Fiscal 1996. Such expenses for the nine months ended September 30, 1997 increased 121% to $4,367,933, compared to $1,975,115 for the corresponding period in Fiscal 1996.

The increases in SG&A expenses are primarily the result of expenses associated with the Hydron catalog, which was initiated in November 1996. Catalog expenses were $688,834 and $1,942,036 for the three and nine month periods ended September 30, 1997, respectively. Overall expenses attributed to the catalog include advertising, additional marketing, customer service and warehouse personnel and related telephone, postage and supplies expense.

SG&A expenses, other than catalog related expenses, were $1,141,415 and $2,425,897 for the three and nine month periods ended September 30, 1997, respectively, as compared to $719,919 and $1,975,115 for the corresponding periods in Fiscal 1996, respectively. The increases of 59% and 23% for the three and nine month periods ended September 30, 1997, respectively, were due to legal expenses of approximately $430,000 and $470,000, respectively, incurred in connection with the dispute between HyTech and certain shareholders of HyTech (including certain current directors of HyTech) who were members of a group ("the 13D Group") through the date of the termination of Mr. Tauman's employment, including the legal fees and expenses of the 13D Group reimbursed by HyTech. This increase in legal fees was partially offset by a reduction of approximately $102,000 in promotional expenses associated with the Hydron newsletter sent to QVC customers in Fiscal 1996.

HyTech's short term focus is to reduce SG&A expenses, primarily relating to the promotion of its catalog operations. HyTech expects SG&A expenses to decrease slightly in the fourth quarter, as certain previously contracted expenses run their course. HyTech expects SG&A expenses to decrease significantly in the first quarter of 1998 as the result of, among other things, the cancelation of sport and event sponsorships. In addition, certain expenses, such as legal fees relating to the matters between HyTech and the 13D Group, will not be recurring in fiscal 1998. However, HyTech will incur legal fees and related expenses in connection with the pending litigation with Mr. Tauman.

Distribution Agreement expense of $3,145,305 in the third quarter of Fiscal 1996, pertains to costs incurred in connection with the execution of the Amended License Agreement. In connection with the execution and delivery of the Amended License Agreement, HyTech granted DTR an option to purchase 1.5 million shares of HyTech's common stock at $.01 per share, resulting in a one-time non-cash charge against earnings of approximately $3.1 million. Such option was exercised on January 6, 1997.

Interest and investment income for the three months ended September 30, 1997 decreased 51%, to $42,782 from $86,635 for the corresponding period in Fiscal 1996. Such income for the nine months ended September 30, 1997 decreased 23% to $171,840, compared to $223,538 for the corresponding period in Fiscal 1996. These decreases are due primarily to lower cash balances and lower interest rates. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

Net loss for the three month period ended September 30, 1997 decreased to ($1,259,430) from ($2,943,806) for the corresponding period in Fiscal 1996. Net loss for the nine months ended September 30, 1997 decreased to ($1,133,494), compared to ($1,860,937) for the corresponding period in Fiscal 1996. Such changes are due primarily to the items discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

HyTech's overall financial condition remains sound as reflected in the condensed consolidated balance sheets, with working capital in excess of $6 million at September 30, 1997.

HyTech's cash flow used in operations of $787,265 was a direct result, among other things, of funding the start-up operations of the Hydron catalog and the purchases of the vitamin, mineral and nutritional supplement inventory. Cash flow from QVC remained significant, as the QVC License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty days after QVC's receipt of such goods.

HyTech paid regular quarterly cash dividends of two and one-half cents ($0.025) per share on March 31, 1997 ($619,421) and July 3, 1997 ($614,497) to
shareholders of record on March 17, 1997 and June 26, 1997, respectively.

The Board of Directors of the Company had authorized the repurchase of up to 1,000,000 shares of the Company's common stock from time to time in the open market through March 31, 1998, and as of November 13, 1997, 251,000 shares had been purchased at an average price per share of $1.72.

On September 19, 1997, HyTech suspended the payment of quarterly dividends for the remainder of the fiscal year and canceled HyTech's stock repurchase plan.

Based on HyTech's present cash position, the absence of any short or long term debt, HyTech's contractual arrangements with third parties for manufacturing and R&D, and HyTech's present business strategy, management believes that HyTech has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty (30) day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements. However, since sales to QVC represent approximately 80% of HyTech's net sales for the nine months ended September 30, 1997, termination of the Renegotiated License Agreement or any significant reduction in the volume of sales to QVC would have a material adverse effect on HyTech's business.

HyTech does not have the financial resources to sustain a major national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management's strategy has been to enter into marketing, licensing and distribution agreements with third parties (such as QVC and the Infomercial Partnership) that have greater financial resources than those of HyTech and that can enhance HyTech's product introductions with appropriate national marketing support programs. HyTech intends to expand its sales efforts in international markets through similar arrangements, although there can be no assurance that it will be successful in so doing.

The effect of inflation has not been significant upon either the operations or financial condition of HyTech.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding HyTech's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include HyTech's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to HyTech on the date of this Report, and HyTech assumes no obligation to update any such forward looking statement. It is important to note the HyTech's actual results could differ materially from those expressed or implied in such forward looking statements. You should also consult the "Risk Factors" section in HyTech's Annual Report on Form 10-K for the year ended December 31, 1996 as well as those factors listed from time to time in HyTech's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
     See Note F to "Notes to Consolidated Financial Statements"

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - 11 - Computation of Earnings Per Share

(b) Current reports on Form 8-K:
     a.  (Date of Report, September 19, 1997), reporting item 5.
     b.  (Date of Report, September 30, 1997), reporting item 5.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HYDRON TECHNOLOGIES, INC.



                                       By: /s/ Thomas G. Burns
                                           ----------------------------------
                                           Thomas G. Burns, Vice President,
                                           Finance and Chief Financial Officer




Dated:  November 13, 1997