Form 10-K
period 1997-12-31
HYDRON TECHNOLOGIES INC
filed 1998-03-31
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                          Commission file Number 0-6333

                            HYDRON TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

      New York                                        13-1574215
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1001 Yamato Road, Suite 403, Boca Raton, Florida      33431
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (561) 994-6191

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $12,105,767 based upon the closing price of $.5625 on March 25, 1998.

  Number of shares of Common Stock outstanding as of March 25, 1998: 24,796,816

                    Documents Incorporated by Reference: None

                                     Part I
Item 1. Business

Introduction

      Hydron Technologies, Inc. ("HyTech"), a New York corporation organized on January 30, 1948, maintains its principal office at 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431 and its telephone number is (561) 994-6191. On July 30, 1993, its name was changed from Dento-Med Industries, Inc.

      HyTech markets a broad range of consumer and oral health care products using Hydron(R) polymers, a scientifically-proven moisture attracting ingredient, and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetic products, thereby creating a new moisturizing technology for the personal care/cosmetic and pharmaceutical industries. HyTech has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent, oral care products for dental professionals. HyTech is developing other personal care/cosmetic products for consumers using Hydron polymers and is using its patented technology as a drug delivery system in one of its proprietary products, in which Hydron polymers act as a drug release mechanism. HyTech intends to continue to explore the efficacy of using its technology for such purposes and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that, because of their unique properties, products which utilize Hydron polymers have the potential for wide acceptance in consumer and professional health care markets.

Marketing and Sales

      HyTech's products are currently sold in the United States exclusively through direct response television and catalog sales, and to a lesser degree, internationally through conventional retail stores and electronic retailing. During the fiscal year ended December 31, 1997 ("Fiscal 1997"), substantially all of HyTech's sales were made to QVC, Inc. ("QVC"), the world's largest electronic retailer, pursuant to a license agreement with QVC. See "Renegotiated License Agreement."

      - Direct Response Television

      Management believes that marketing Hydron products initially through direct response television has afforded HyTech several advantages over conventional in-store retailing, including: cash flow that has enabled HyTech to finance, internally, product development and new marketing activities, the ability to take advantage of time-sensitive opportunities by moving products to market quickly, and the ability to conduct real time market research, which can allow management to make marketing decisions quickly and cost effectively.

      HyTech's personal care products are presently marketed through direct response television in the United States exclusively by QVC. Certain of HyTech's products are sold in Europe by a QVC affiliate. In the United States, QVC programming is transmitted live on cable television to approximately sixty million homes. In addition, "QVC-The Shopping Channel," which is owned by QVC and an English partner, reaches several million households in the United Kingdom. The sales of HyTech's products to QVC are not conditioned upon QVC's sale and shipment of the products to the ultimate consumer. Sales of HyTech's products to QVC, and its affiliates, accounted for approximately 82%, 97%, 98% and 98% of HyTech's total sales for Fiscal 1997, the fiscal years ended December 31, 1996 ("Fiscal 1996"), December 31, 1995 ("Fiscal 1995"), and December 31,
1994 ("Fiscal 1994"), respectively. Although management believes that there are other avenues for selling its products, including attempting to reach the existing Hydron customer base utilizing various marketing methods, the loss of QVC as a customer would have a material adverse effect on HyTech's business.

      Hydron products have been marketed on QVC through regularly scheduled "Hydron Care" hours since April 1994. The hour-long, live broadcasts generally feature most currently available products, which are sold individually or in collections (packaging of products in various combinations). The majority of QVC's sales of Hydron products occur in connection with this on-air marketing, although QVC customers may purchase the products outside these "Hydron Care" hours. These off-air sales, or back-end business, are considered primarily re-order business. The following information pertains to retail sales of Hydron products sold by QVC to consumers in Fiscal 1997, 1996, 1995, and 1994, respectively:

                                          1997     1996     1995     1994
      QVC Retail Sales, in millions      $ 17.0   $ 16.6   $ 21.2   $ 16.3
      Percentage increase (decrease)        4%     (22%)     33%        --
      Percent of on-air retail sales       68%      63%      69%      80%
      Percent of back-end retail sales     32%      37%      31%      20%

      Retail sales of Hydron products are affected primarily by the amount of hours provided by QVC, the quality of such hours (e.g., time of day or day of the week) and new product introductions. During the first quarter of 1998, HyTech revised the show format to freshen the on-air presentations.

      In Fiscal 1997, HyTech expanded its product lines from thirty-five items (sku's) in Fiscal 1996 to forty-six items (sku's) in Fiscal 1997. At December 31, 1997, the product lines marketed on QVC consisted of skin care (24 sku's), hair care (10 sku's), bath and body (9 sku's) and sun care (3 sku's). Such products can be purchased on QVC individually (33 sku's) or in kits or collections (13 sku's). HyTech is currently reviewing its product line distribution and is now emphasizing the skin care line of products to a greater extent.

      - Catalog Sales

      In November 1996, HyTech opened a new channel of distribution for Hydron products with the launch of the Hydron Catalog ("Catalog"). This full color Catalog offers HyTech's personal care products for sale directly to consumers. The Catalog also provides information on new Hydron products, educates consumers on proper skin and hair care and facilitates re-ordering. Prior to September 19, 1997, the Catalog was marketed through sports marketing, print advertising and community events. Since the fourth quarter of Fiscal 1997, management has significantly reduced the direct expenses associated with the Catalog and is currently exploring new ways to enhance Catalog operations.

      HyTech also markets the Catalog to its shareholders, who presently receive a twenty-five percent discount on all purchases. Consumers can order Hydron products or a Hydron Catalog by calling 1-800-4-HYDRON (1-800-449-3766) or by visiting HyTech's web site at http://www.hydron.com.

      - Infomercial

      New Hydromercial Partners ("Infomercial Partnership") is an equal partnership between HyTech and QVC, which promotes and sells HyTech's Hydron polymer-based skin care products through a thirty minute commercial ("Infomercial"), which the Infomercial Partnership produced. Although the Infomercial is not currently being aired, it has been shown on regional and national cable networks, at various times, since September 1995. The Infomercial Partnership continues to market to the existing Infomercial customers through a continuity program. Management is currently reviewing the options available in reviving the Infomercial concept.

      - Retail Stores

      Under the terms of HyTech's amended agreement with QVC (see "Agreement with QVC"), HyTech is permitted to market Hydron brand products through most conventional retail outlets. Although management is reviewing the available retail distribution options, at the present time, HyTech does not intend to enter into retail outlet distribution in the United States in Fiscal 1998.

      HyTech has an agreement with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products in retail stores in Australia and New Zealand. Sales to Doctors Formula Pty. Ltd. in Fiscal 1997 and Fiscal 1996 were minimal.

Consumer Products

      HyTech has been engaged in the development of various consumer products using Hydron polymers since 1966. Currently, HyTech is focusing on products that appeal to an aging baby boomer generation, currently one-third of the U.S. population. A 1995 survey of more than 1,200 30-to-50-year-olds, conducted by a major pharmaceutical company, found that: 76% are convinced they look younger than their actual age, 58% are influenced by facial wrinkles or brown spots when judging people's age and 77% think women worry more than men about an aging facial appearance. HyTech's products are designed to address these concerns, and include Hydron skin care, hair care, bath and body, sun care and over-the-counter pharmaceutical lines.

      HyTech launched six new consumer products in Fiscal 1997, bringing the total number of individual products available to thirty-three in the following product lines: skin care (17 products), hair care (7 products), bath and body (6 products), sun care (2 products) and over-the-counter pharmaceutical (1 product). These products are also packaged into collections and sold at a discounted price. All of the products are presently being sold to and marketed by QVC, and are also sold directly by HyTech to consumers through HyTech's Catalog.

      Management believes that HyTech's product lines are unique and offer the following competitive benefits: they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water; they are oxygen-permeable, allow the skin to breathe and leave no greasy afterfeel; they do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients. HyTech's products are dermatologist tested and approved for all skin types, and products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of HyTech's moisturizing products are based on HyTech's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner. See "Patented Technology."

Professional Products

      HyTech markets its hand and body moisturizer, on a limited basis, directly to health care professionals. An independent clinical study has indicated that the product's hydrophilic properties create a moisturizing film that helps protect health care workers' hands against the irritation and minor allergic reactions that often accompany prolonged use of latex gloves and frequent hand washing, including dryness, itching and scaling.

      HyTech has also developed and markets a group of Hydron polymer-based products for dental professionals under the Hydrocryl brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron polymer-based products gives them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl brand name products were minimal in Fiscal 1997, Fiscal 1996 and Fiscal 1995.

Topical Drug Delivery System

      Management believes that HyTech's patented Hydron emulsion system enhances the effectiveness of over-the-counter medications applied to the skin. The system deposits a uniform film on the skin's surface which possesses all the attributes required of an effective pharmaceutical base material, and has a number of advantages over other lotions. It is moisture-resistant and not degraded by perspiration or sebaceous oils, but is oxygen permeable. It promotes hydration of the stratum corneum, which improves penetration into the skin's pores. It has a relatively low affinity for the drug associated with the application, which promotes controlled release of the drug. It has good tactility and flexibility, and is free from greasiness, brittleness, tackiness, gumminess or oiliness, which makes it comfortable on the skin. It does not rub-off easily and is resistant to inks, dyes, oils and other materials with which the treated skin may come in contact. HyTech currently markets, since mid-1996, an over-the-counter topical analgesic for the relief of minor arthritis and sore muscle pain. Management believes that this technology could also be licensed by HyTech to other consumer products manufacturers, or pharmaceutical companies, to develop new products or improve the effectiveness of existing products and bring them under patent protection, although no such license agreements are currently in effect and there can be no assurance that any will be entered into in the future.

Agreement with QVC

      In December 1993, HyTech entered into a license agreement with QVC ("QVC License Agreement"), whereby QVC was granted exclusive rights to market and distribute HyTech's proprietary consumer products using Hydron polymers in North, Central and South America ("Western Hemisphere"), through a variety of retail channels, including its electronic retail cable television program, other forms of electronic retailing such as infomercials (program-length commercials) and direct response television advertising, and conventional retail distribution. The QVC License Agreement specifically excludes the marketing of HyTech's professional products, use of HyTech's patented technology as a drug delivery system and products specifically geared to the health care field.

      The initial two-year term of the QVC License Agreement ran through April 1996, and the term was automatically renewable for like terms if QVC purchased certain escalating minimum quantities of product. QVC met the minimum product purchase requirements in order to maintain such exclusive rights for the initial two year term of the contract, and the term of the QVC License Agreement was renewed.

      In connection with the execution and delivery of the QVC License Agreement, HyTech also entered into a Warrant Purchase Agreement whereby HyTech issued two warrants ("Initial QVC Warrants") to QVC to purchase an aggregate of 500,000 shares of HyTech's Common Stock at $2.50 per share. QVC was also granted anti-dilution and registration rights for the shares of Common Stock issuable upon exercise of the warrants. The Initial QVC Warrants were exercised on July 19, 1996 in connection with an amendment of the QVC License Agreement ("Amended License Agreement"). Under the terms of the Amended License Agreement, effective as of May 31, 1996, HyTech reacquired certain retail marketing rights to the Hydron product line. Such retail marketing rights include prestige retail channels of distribution such as traditional department and speciality stores, boutique stores and beauty salons, as well as catalog sales. In addition, the Amended License Agreement increased the minimum product purchase requirements QVC must meet, on an annual basis over a two-year term ending May 31, 1998, to maintain its exclusive rights to market Hydron consumer products through direct response television in the Western Hemisphere. Products sold to QVC or its affiliates for resale through infomercials are excluded from the calculation of such minimum purchase levels. The Amended License Agreement requires HyTech to pay QVC a royalty on HyTech's retail sales of consumer products in the Western Hemisphere and decreased the prices at which HyTech is required to sell Hydron brand consumer products to QVC.

      In conjunction with the execution and delivery of the Amended License Agreement, QVC paid HyTech $1.25 million upon the exercise of the Initial QVC Warrants. Further, HyTech granted a warrant to QVC to purchase an additional 500,000 shares of HyTech's Common Stock at $2.75 per share, exercisable for a period of five years ("Additional QVC Warrant"). QVC has agreed to a standstill provision not to purchase additional shares of HyTech's Common Stock, except upon exercise of the Additional QVC Warrant, without the consent of HyTech.

      Pursuant to the Amended License Agreement, and as part of the overall transaction with QVC, HyTech granted DTR Associates ("DTR"), a Massachusetts limited partnership, an option to purchase 1.5 million shares of HyTech's Common Stock at the purchase price of $.01 per share ("DTR Option"). DTR had previously introduced HyTech to QVC, held certain retail distribution rights for Hydron products and was receiving a royalty payment from QVC on net sales of Hydron products sold via direct response television. In return for the DTR Option, DTR's right to receive such royalty payments was terminated and DTR relinquished its retail distribution rights. As a result of HyTech's granting of the DTR Option, HyTech incurred a one-time non-cash charge against earnings of approximately $3.1 million ("Distribution Agreement Expense"). DTR exercised its option in January 1997.

      Also in connection with the Amended License Agreement, HyTech, through its wholly-owned subsidiary, Hydron Direct, Inc., entered into an agreement with QDirect Ventures, Inc., an affiliate of QVC, Inc., to form a new joint venture, known as New Hydromercial Partners, to promote and sell Hydron products by means of a full length program commercial . See "Marketing-Infomercial."

      On June 11, 1997, HyTech and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended for one year, commencing on June 1, 1997.

      Also, in October 1997, HyTech agreed, primarily as the result of a five-month decline in HyTech's on-air sales, to further amend the Renegotiated License Agreement with QVC to temporarily reduce its scheduled airtime to two hours per month. HyTech has since revised its show format and hired a permanent on-air spokesperson. As a result, HyTech exercised its right to reinstate the previous airtime provisions, which returned to four hours per month, commencing in February 1998.

      In January 1998, HyTech retained Lauren Anderson to be the new HyTech spokesperson for the Hydron Care shows on QVC. Ms. Anderson spent 23 years with Estee Lauder rising to the position of Vice President of Training. For the past seven years, Ms. Anderson has owned her own consulting firm, designing training and sales programs for leading companies such as Givenchy, Chanel, Yves St. Laurent, la prairie and Donna Karan.

      Under the terms of the Renegotiated License Agreement, QVC must meet certain minimum product purchase requirements during each two year term of the agreement, including annual minimum product purchase requirements, to maintain its exclusive rights. No obligation exists for QVC to purchase HyTech's product, except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC meets the stipulated minimum product purchase requirements, then the Renegotiated License Agreement renews automatically. If QVC does not meet the annual minimum product purchase requirements, then HyTech alone can elect to continue or terminate the Renegotiated License Agreement. If QVC does not meet the biannual minimum product purchase requirements, then both HyTech and QVC have the ability to renew or terminate the Renegotiated License Agreement. If the Renegotiated License Agreement terminates, HyTech may seek other marketing and distribution arrangements for its products, which may include distribution arrangements with QVC on a nonexclusive basis. Although management believes that there are other avenues for selling its products, including the Hydron Catalog, the loss of QVC as a customer would have a material adverse effect on HyTech's business.

Agreement with National Patent

      Pursuant to the terms of an agreement ("Patent Agreement") with National Patent Development Corporation ("National Patent"), HyTech has the exclusive worldwide rights to market products using Hydron polymers in the oral health, personal care/cosmetic and other consumer product fields, the areas in which HyTech has been concentrating its research and development efforts. HyTech also has exclusive worldwide rights to utilize Hydron polymers in its topical delivery system for non-prescription drugs only. National Patent has the exclusive worldwide rights to market prescription drugs and medical devices using Hydron polymers. Furthermore, each company has the right to exploit products with Hydron polymers not in the other's exclusive fields. Products which are not developed by HyTech could be developed by National Patent, and could benefit HyTech through the payment of royalties as required under the Patent Agreement.

      The Patent Agreement requires HyTech to pay a 5% royalty to National Patent based on the net sales of products containing the Hydron polymer. Additionally, National Patent is required to pay HyTech a 5% royalty on its net sales of Hydron polymer products, except with respect to certain excluded products. In the area of prescription and nonprescription drugs using Hydron polymers as a drug release mechanism, each of HyTech and National Patent has agreed to pay the other a royalty equal to 5% of net sales and 25% of any license fees, royalties or similar payments received from third parties with regard to such products developed. For the years ended December 31, 1997, 1996, 1995, 1994 and 1993, HyTech paid royalties to National Patent of approximately $330,000, $387,000, $338,000, $387,000 and $35,000, respectively. HyTech has not received any royalties
from National Patent during these periods.

Foreign Operations

      Direct foreign sales by HyTech have never been significant as a percentage of consolidated net sales. Since 1995, HyTech has marketed its products in Europe through a QVC affiliate in the United Kingdom. In 1996, HyTech signed an agreement for conventional retail sales with Doctors Formula Pty. Ltd., an Australia-based health and beauty products distributor. Management is reviewing other opportunities to exploit its consumer products through various retail marketing and distribution methods in regions not covered under agreements with QVC, although no other marketing and distribution methods are currently being used and there can be no assurance that any will be used in the future.

Manufacturing

      Hydron polymer-based products are manufactured exclusively for HyTech by independent third parties. Although HyTech has used principally one cosmetic filler because of its quality manufacturing and reasonable cost, HyTech and its primary cosmetic filler have established relationships with other third party cosmetic fillers who could produce HyTech's cosmetic products should increased capacity be required. To date, contract manufacturing has allowed HyTech to meet rapidly escalating inventory requirements in a timely manner. All raw material and packaging components for HyTech's consumer and professional product lines are readily available to HyTech.

      HyTech is not dependent on any sole manufacturer except National Patent, which has agreed to make the Hydron polymer available to HyTech as needed, and to provide HyTech with all manufacturing procedures, including know-how, and render necessary and reasonable technical assistance should National Patent be unable to meet HyTech's requirements for the Hydron polymer. The loss of National Patent as a supplier or a reduction in the availability of the Hydron polymer would have a material adverse effect on HyTech's business.

Inventory

      HyTech had no backorder of firm booked orders as of December 31, 1997, and generally delivers its orders within two weeks of the date orders are booked. Although HyTech's business in not seasonal, orders are placed by QVC after it determines its programming, and therefore, fluctuations in HyTech's sales may occur on a monthly and quarterly basis. Orders placed by HyTech's Catalog customers are generally shipped within a few days of the placement of the order.

      The Renegotiated License Agreement provides that QVC purchase products directly from HyTech for resale to consumers, and that HyTech receive payment from QVC thirty days after QVC's receipt of such goods. In view of QVC's thirty day payment terms, management does not anticipate any difficulty in financing foreseeable inventory requirements.

Research and Development

      HyTech's research and development efforts during Fiscal 1997 continued to achieve greater diversification among HyTech's product lines by broadening the brand's appeal primarily to the aging baby boomer marketplace. During Fiscal 1997, HyTech's contract research and development program completed development of six new products: an anti-bacterial facial cleansing gel, an oil reducing serum, a controlling hair spray, a balancing shampoo, a botanical body mist and an antibacterial and moisturizing hand wash.

      At year-end, development efforts were continuing for numerous other personal care/cosmetic products. These efforts include product formulation, packaging design and prototypes, extensive product safety and stability testing conducted by dermatologists, along with non-comedogenicity tests where appropriate, certain efficacy studies to support product claims, and consumer focus groups and panel tests. HyTech's research and development is led by Charles Fox, a consultant and a member of HyTech's Board of Directors since September 1997, who was formerly director of product development for Warner Lambert Company's personal products division and president of the Society of Cosmetic Chemists.

      Management anticipates completing development of products initiated in 1997 during 1998, and expects to focus research and development resources on additional Hydron polymer-based products as determined by management's assessment of consumer demand, compatibility with HyTech's proprietary technology, and sales potential.

Vitamins and Nutritional Supplements

      HyTech's vitamin and nutritional supplement line of products, initiated in June 1997, was discontinued by HyTech in December 1997. The results of operations for Fiscal 1997 include an expense of approximately $501,000 relating to the write down, to net realizable value, of this line of products.

Patented Technology

      HyTech was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. HyTech also holds a European patent, as well as patents in numerous other countries, for this emulsification process. According to the patents, Hydron, utilized in cosmetic emulsions, creates a thin moisture-attracting film that is non-greasy; is not dissolved by sebaceous oils or perspiration; does not emulsify the skin's natural oils and humectants; and allows the skin to breathe (air and moisture permeable). The film is insoluble in water and resistant to rub-off, but can easily be removed with soap and water.

      HyTech's management believes that there are no competitive cosmetic products with this combination of properties. Applications for the Hydron polymer and HyTech's patented technology in the cosmetics and pharmaceutical industries include more effective and prolonged delivery of moisturizing agents to the skin; enhanced flavor and scent releasing components; and a delivery system for topically applied over-the-counter medications which may enhance the penetration of active ingredients to the skin by holding them on the skin longer, in a moist environment.

Government Regulation

      All of HyTech's skin care, hair care, and bath and body products are "cosmetics" as that term is defined under the Federal Food, Drug and Cosmetics Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Certain of HyTech's products (i.e. its topical analgesic and products that contain a sunscreen) are also classified as over-the-counter drugs. Additional regulatory requirements for such products include additional labeling requirements, registration of the manufacturer and semiannual update of the drug list.

Employees

      HyTech currently has thirteen full-time employees, four of whom are executive officers or directors, and one part-time employee. HyTech also maintains relationships with various consultants, who assist HyTech with new product development, packaging design and marketing.

Item 2. Properties

      HyTech maintains its offices at Yamato Office Center, 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431, where it occupies approximately 5,500 square feet of office space. The lease on this office space expires in August 2001 and requires monthly rent of approximately $6,500, including taxes and common area expenses, subject to increases in the Consumer Price Index and other increases in taxes and common area expenses over set amounts.

      HyTech maintains its main warehouse of approximately 31,000 square feet at 95 Mayhill Street, Saddle Brook, New Jersey 07663, pursuant to a lease that expires in August 2000, at a monthly rent of approximately $14,000. In addition, HyTech maintains warehouse space, of approximately 3,200 square feet, at 1120 Holland Drive, Suites 9 and 19, Boca Raton, Florida 33487, pursuant to a lease that expires in March 2000, at a monthly rent of approximately $2,400. In January 1998, HyTech obtained a release from a lease involving approximately 1,200 square feet of warehouse space, pursuant to a lease that was to expire in September 1998.

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

      On November 4, 1997, HyTech served and filed its answer to the complaint in the Action and asserted counterclaims against Mr. Tauman seeking various relief against him including an award of compensatory and punitive damages of not less than $6,000,000, together with appropriate interest, costs and expenses. In its counterclaims, HyTech seeks a declaration, among other things, that Mr. Tauman breached his employment agreement as a result of wrongful and fraudulent performance of his duties under the contract. Among other allegations, HyTech contends in its counterclaims that Mr. Tauman improperly caused HyTech to make payments of personal expenses upon the submission by Mr. Tauman of false expense reports and receipts, caused HyTech to improperly enter into consulting agreements with members of his family and with friends without Board approval, misrepresented to the Board the financial condition of HyTech and its prospects in order to obtain a grant to himself of bonuses and stock options to which he would otherwise not have been entitled, caused the submission to the Board of false projections of HyTech's revenues in order to cause the Board to declare dividends, of which he was a substantial recipient, and to approve a share repurchase plan, caused HyTech to pay for accounting services rendered to him and to other members of his family, and intentionally breached his fiduciary duties to HyTech.

Management is unable, at this time, to estimate the likelihood or scope of liability, if any, it may incur as a result of Mr. Tauman's claims or the likelihood of success of its counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders ("Meeting") of Hydron Technologies, Inc. was held on December 17, 1997.

      (b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one year until the next annual meeting of shareholders or until their successors are elected and qualify: Richard Banakus, Mark Egide, Charles Fox, Frank Fiur, Karen Gray, Charles Johnston, Hugues Lamotte, Dr. Samuel Leb, and Richard Tauman. A vote was taken and the results thereof were as follows:

            (i) 19,215,751 votes for Richard Banakus and 1,920,017 votes withheld;
            (ii)  19,229,246 votes for Mark Egide and 1,906,522 votes withheld;
            (iii) 19,207,914 votes for Charles Fox and 1,927,854 votes withheld;
            (iv)  19,239,777 votes for Frank Fiur and 1,895,991 votes withheld;
            (v)   19,218,228 votes for Karen Gray and 1,917,540 votes withheld;

            (vi) 19,189,307 votes for Charles Johnston and 1,946,461 votes withheld;
            (vii) 19,220,071 votes for Hugues Lamotte and 1,915,697 votes withheld;
            (viii) 19,195,698 votes for Dr. Samuel Leb and 1,940,070 votes withheld; and
            (ix) 18,785,509 votes for Richard Tauman and 2,350,259 votes withheld.

      A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one year term.

      (c) The second item of business was the approval of an amendment to HyTech's 1993 Nonemployee Director Stock Option Plan ("1993 Plan") permitting the committee charged with administering the 1993 Plan, at its discretion, to extend the period of time a terminated nonemployee director has to exercise his or her outstanding options. The results of the voting were as follows:
17,926,581 votes for the resolution, 2,676,172 votes against and 87,835 votes abstained. A majority of the shares cast at the Meeting having been cast in favor of the resolution, the resolution was duly passed.

      (d) The third item of business was the approval of the adoption of HyTech's 1997 Nonemployee Director Stock Option Plan. The results of the voting were as follows: 18,096,797 votes for the resolution, 2,363,918 votes against and 229,872 votes abstained. A majority of the shares cast at the Meeting having been cast in favor of the resolution, the resolution was duly passed.

      (e) The final item of business was the proposal to ratify the appointment of Ernst & Young LLP, the independent certified public accountants for HyTech, for the current fiscal year. The results of the voting were as follows:
19,206,540 votes for the resolution, 1,840,427 votes against and 88,801 votes abstained. A majority of the shares cast at the Meeting having been cast in favor of the resolution, the resolution was duly passed.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      HyTech's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("The Nasdaq National Market") under the symbol HTEC. There can be no assurance that HyTech will be able to maintain the listing requirements of The Nasdaq National Market. The following tables indicate the closing prices for each quarter of HyTech's last two fiscal years, as reported by The Nasdaq National Market.

================================================================================
Fiscal 1997                    High Closing Price         Low Closing Price
--------------------------------------------------------------------------------
Fourth Quarter                       1-1/16                     13/32
--------------------------------------------------------------------------------
Third Quarter                        1-5/8                        1
--------------------------------------------------------------------------------
Second Quarter                      1-27/32                     1-1/4
--------------------------------------------------------------------------------
First Quarter                        2-5/16                     1-9/16
================================================================================

================================================================================
Fiscal 1996                    High Closing Price         Low Closing Price
--------------------------------------------------------------------------------
Fourth Quarter                       2-1/4                      1-7/8
--------------------------------------------------------------------------------
Third Quarter                        2-3/4                        2
--------------------------------------------------------------------------------
Second Quarter                       3-1/4                      2-7/16
--------------------------------------------------------------------------------
First Quarter                        3-3/8                     1-13/16
================================================================================

      As of March 25, 1998, there were approximately 4,167 record holders of HyTech's Common Stock. In January 1995, HyTech instituted a regular quarterly cash dividend of two and one-half cents ($.025) per share and paid a quarterly dividend from March 1995 through June 1997. In September 1997, the Board of Directors voted to suspend the dividend. The payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including HyTech's earnings and financial condition.

Item 6. Selected Financial Data


                                          Fiscal Years Ended December 31,
================================================================================================
                           1997           1996            1995           1994           1993
------------------------------------------------------------------------------------------------
Net sales             $  7,305,154    $  8,112,672    $  7,303,468   $  8,640,234   $    698,109
------------------------------------------------------------------------------------------------
Distribution                    --    $  3,149,718              --             --             --
Agreement
Expense
------------------------------------------------------------------------------------------------
Operating income
(loss)                $ (2,849,790)   $ (2,997,070)   $  1,566,212   $  3,418,599   $ (1,446,944)
------------------------------------------------------------------------------------------------

Interest and
investment income     $    261,298    $    308,998    $    325,010   $    219,617   $     85,909
------------------------------------------------------------------------------------------------

Net income (loss)     $ (2,588,492)   $ (2,823,977)   $  1,782,588   $  3,638,206   $ (1,361,085)
------------------------------------------------------------------------------------------------
Basic & Diluted
Earnings (Loss)
Per Share                    $(.11)          $(.12)          $ .08          $ .16          $(.07)
------------------------------------------------------------------------------------------------
Total assets          $  8,751,343    $ 12,741,140    $ 12,992,111   $ 13,809,583   $  7,635,267
------------------------------------------------------------------------------------------------

Total shareholders'
 equity               $  7,857,238    $ 11,981,480    $ 12,561,548   $ 13,013,459   $  7,456,653
================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      HyTech sells specialty personal care/cosmetics products, primarily for skin care, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. The Renegotiated License Agreement provides QVC with certain exclusive rights to purchase certain products solely from HyTech for sale in the Western Hemisphere. In addition, the Patent Agreement with National Patent provides for reciprocal royalty payments based on the sale of certain of each party's products. HyTech is developing other personal care/cosmetics for consumers using Hydron polymers. HyTech also uses its patented technology as a drug delivery system in proprietary products, in which Hydron polymers act as a drug release mechanism. HyTech intends to continue to explore the efficacy of using its technology for such purposes and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. HyTech commenced marketing its skin care product line on QVC in April 1994.

Substantially all of HyTech's net sales are derived from sales to QVC under the Renegotiated License Agreement. Pursuant to the Renegotiated License Agreement, if QVC fails to meet the stipulated minimum product purchase requirements at the May 31, 1998 measurement date, HyTech alone can elect to continue or terminate the agreement. HyTech has not decided what actions, if any, it plans to take under such circumstances.

Results of Operations - Fiscal 1997 versus Fiscal 1996

      Net sales for the fiscal year ended December 31, 1997 ("Fiscal 1997") were $7,305,154, a decrease of $807,518, or 10%, from net sales of $8,112,672 for the fiscal year ended December 31, 1996 ("Fiscal 1996"). During Fiscal 1997, Catalog sales increased by approximately $1.1 million and sales to QVC and its affiliates decreased by approximately $1.9 million from sales in Fiscal 1996. The increase in Catalog sales resulted from a full year of Catalog sales, which was initiated in November 1996. The decrease in non-catalog sales resulted from decreased sales to QVC ($1.2 million), the Infomercial Partnership ($500,000) and QVC Europe ($200,000). QVC's purchasing patterns are affected primarily by the amount and timing of the Hydron Care programming.

      Approximately 82% and 97% of HyTech's sales during Fiscal 1997 and Fiscal 1996, respectively, were to QVC and its related entities, including the Infomercial Joint Venture and QVC Europe. Management anticipates that sales to QVC will continue to be a large percentage of HyTech's sales and, absent the consummation of marketing or distribution arrangements with third parties other than QVC, HyTech's dependence upon QVC as a substantial customer will remain significant. Any disruption in HyTech's relationship with QVC would have a material adverse effect on the business, financial condition and results of operations of HyTech.

      HyTech's overall gross profit margin increased to 60% in Fiscal 1997, compared to 59% in Fiscal 1996, primarily as a result of an increase in Catalog sales (gross margin of 79%) offset in part by a decrease in gross margins on products sold to QVC. The reduction in gross margins on products sold to QVC relates primarily to fluctuations in the mix of products sold to QVC in those periods. Management anticipates gross profit margins in Fiscal 1998 of approximately 58% relating to sales to QVC and approximately 80% relating to catalog operations.

      Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in Fiscal 1997 were $304,910, a decrease of $192,989, or 39%, from R&D expenses of $497,899 in Fiscal 1996. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time. Included in R&D expense in Fiscal 1996 is approximately $200,000 of royalty fees paid to a consultant relating to product development under a contract that expired on December 31, 1996.

      Selling, general and administrative ("SG&A") expenses in Fiscal 1997 were $5,417,358, an increase of $2,093,337, or 63%, from SG&A expenses of $3,324,021 in Fiscal 1996. This increase is primarily the result of expenses associated with the Hydron Catalog, which was initiated in November 1996. Total Catalog SG&A expenses were approximately $2.3 million in Fiscal 1997, as compared to approximately $449,000 in Fiscal 1996. Expenses attributed to the Catalog include advertising, additional marketing, customer service and warehouse personnel and related telephone, postage and supply expenses. Advertising was the most significant Catalog expense, totaling approximately $1.5 million in Fiscal 1997 and approximately $394,000 in Fiscal 1996. Included in advertising in Fiscal 1997 and Fiscal 1996 were sports sponsorship related expenses of approximately $771,000 and $158,000, respectively. Such sports sponsorships were discontinued during Fiscal 1997.

      SG&A expenses, other than Catalog related expenses, in Fiscal 1997 were approximately $3,131,000, an increase of approximately $256,000, or 9%, from such expenses of $2,875,000 in Fiscal 1996. This increase was due primarily to legal expenses of approximately $470,000 incurred in connection with the dispute between HyTech and certain shareholders of HyTech (including certain current directors of HyTech) who were members of a group ("13D Group") through September 19, 1997, including the legal fees and expenses of the 13D Group reimbursed by HyTech. This increase in legal fees was partially offset by a reduction of approximately $102,000 in promotional expenses associated with the Hydron newsletter sent to QVC customers in Fiscal 1996.

      HyTech's short term focus is to reduce SG&A expenses, primarily relating to the promotion of its Catalog operations. HyTech expects SG&A expenses to decrease significantly in the first quarter of 1998 as the result of, among other things, the cancellation of sport and event sponsorships. In addition, certain expenses, such as legal fees relating to the matters between HyTech and the 13D Group, will not be recurring in Fiscal 1998. However, HyTech will incur legal fees and related expenses in connection with the pending litigation with Harvey Tauman. See "Legal Proceedings."

      Disposal of inventory of $651,270 in Fiscal 1997 relates primarily to the write down, to net realizable value, of HyTech's vitamin and nutritional supplement line of products. This line of products has been discontinued by HyTech.

      Distribution Agreement expense of $3,149,718 in Fiscal 1996 pertains to costs incurred in connection with the execution and delivery of the Amended License Agreement, whereby HyTech granted DTR an option to purchase 1.5 million shares of HyTech's Common Stock at $.01 per share, resulting in a one-time non-cash charge against earnings of approximately $3.1 million. Such option was exercised on January 6, 1997.

      Interest and investment income in Fiscal 1997 was $211,371, a decrease of $97,627, or 32%, from interest income of $308,998 in Fiscal 1996, due primarily to lower cash balances as a result of the factors discussed above, the payment of dividends and the repurchase of HyTech's Common Stock (both of which programs were discontinued). HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

      HyTech had a net loss for Fiscal 1997 of $2,588,492, a decrease of $235,485, or 8%, from the net loss of $2,823,977 for Fiscal 1996, primarily as a result of the factors discussed above.

Results of Operations - Fiscal 1996 versus Fiscal 1995

      Net sales for Fiscal 1996 were $8,112,672, an increase of $809,204, or 11%, from net sales of $7,303,468 for the fiscal year ended December 31, 1995 ("Fiscal 1995"). This increase is primarily the result of QVC's purchasing patterns, along with increased sales to the Infomercial Partnership and QVC Europe. QVC's purchasing patterns are primarily affected by the timing of the Hydron Care programming.

      Approximately 97% and 98% of HyTech's sales during Fiscal 1996 and Fiscal 1995, respectively, were to QVC and its related entities, including the Infomercial Partnership and QVC Europe. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

      HyTech's gross profit margin decreased to 59% in Fiscal 1996, compared to 65% in Fiscal 1995. This decrease is due primarily to fluctuations in the mix of products sold to QVC in those periods, increased sales to the Infomercial Partnership (at lower gross margins), and reduced pricing on products sold to QVC as a result of the Amended License Agreement.

      Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expense increased 181% to $497,899 in Fiscal 1996, compared to $177,468 in Fiscal 1995. The amount of R&D expenses per year varies, depending on the steps taken towards development during such year, as well as the number and type of products under development at such time. Included in R&D expense in Fiscal 1996 is approximately $200,000 of royalty fees paid to a consultant relating to product development under a contract that expired on December 31, 1996.

      Selling, general and administrative expenses in Fiscal 1996 increased 45% to $3,324,021 from $2,288,841 in Fiscal 1995. This increase is attributable to an overall increase in salary requirements, expansion of full-time staff, including customer service personnel, additional office and warehouse rent and increased advertising expense, primarily relating to the production, distribution and advertising for HyTech's new direct mail Catalog launched in November 1996.

      Distribution Agreement expense of $3,149,718 pertains to costs incurred in connection with the execution and delivery of the Amended License Agreement, whereby HyTech granted DTR an option to purchase 1.5 million shares of HyTech's Common Stock at $.01 per share, resulting in a one-time non-cash charge against earnings of approximately $3.1 million.

      Interest and investment income in Fiscal 1996 decreased 5% percent to $308,998 from

$325,010 in Fiscal 1995, primarily as a result of lower interest rates. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

      Net income for Fiscal 1996 decreased to a net loss of $2,823,977 from net income of $1,782,588 for Fiscal 1995, primarily as a result of the factors discussed above.

Results of Operations - Fiscal 1995 versus Fiscal 1994

      Net sales for Fiscal 1995 were $7,303,468, a decrease of $1,336,766, or 15%, from net sales of $8,640,234 for the fiscal year ended December 31, 1994 ("Fiscal 1994"). This decrease is primarily the result of QVC's purchasing patterns, partially offset by increased sales to the Infomercial Partnership and QVC Europe. QVC's purchasing patterns, which are primarily affected by the timing of the Hydron Care programming, resulted in QVC holding approximately $1.8 million more of HyTech's inventory, at cost, at December 31, 1994 than it held in inventory at December 31, 1995. Retail sales of HyTech's products on QVC to consumers increased thirty-three percent (33%) in Fiscal 1995 over retail sales in Fiscal 1994.

      Approximately 98% of HyTech's sales during Fiscal 1995 and Fiscal 1994 were to QVC and its related entities, including the Infomercial Joint Venture and QVC Europe. Absent the consummation of marketing or distribution arrangements with third parties other than QVC, the percentage of sales to QVC and HyTech's dependence upon QVC as a substantial customer will remain significant.

      HyTech's gross profit margin decreased to 65% in Fiscal 1995, compared to 72% in Fiscal 1994. This decrease is due primarily to fluctuations in the mix of products sold to QVC in those periods. During Fiscal 1994, HyTech introduced five (5) new skin care products, three (3) of which were hair care or bath and body products that provide a lower profit margin than HyTech's skin care products. Further, management, in conjunction with QVC, made the decision to package several of HyTech's individual skin care products into a kit and agreed to price such kit at a substantial discount from the aggregate costs of all of the individual items. This marketing strategy is a concerted effort by management to further broaden the number of consumers using HyTech products, as well as to increase the distribution of the complete Hydron product line. Management believes that once consumers sample a wider variety of HyTech's products, they are more likely to reorder more of such products, either the entire kit, or individual products at higher prices.

      Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expense decreased 16% to $177,468 in Fiscal 1995, compared to $211,909 in Fiscal 1994. The amount of R&D expenses per year varies, depending on the steps taken towards development during such year, as well as the number and type of products under development at such time.

      Selling, general and administrative expenses in Fiscal 1995 increased 24% to $2,288,841 from $1,842,414 in Fiscal 1994. This increase is attributable to an overall increase in salary requirements, expansion of full-time staff, including customer service personnel, and increased advertising expense, primarily relating to the production and mailing of HyTech's quarterly newsletter to QVC's Hydron customers. This increase in overall selling, general and administrative expenses was partially offset by a non-recurring, predominantly non-cash charge in Fiscal 1994 of approximately $120,000 in legal and miscellaneous costs related to the settlement of a lawsuit.

      Interest and investment income in Fiscal 1995 increased 48% percent, to $325,010 from $219,607 in Fiscal 1994, resulting from the investment of additional cash from operations. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

      Net income for Fiscal 1995 decreased 51% to $1,782,588 from $3,638,206 for Fiscal 1994, primarily as a result of the factors discussed above.

Liquidity and Financial Resources

      HyTech's overall financial condition remains strong as reflected in the Consolidated Balance Sheets at December 31, 1997. Working capital at December 31, 1997 was approximately $4.7 million, including cash and cash equivalents of approximately $2.1 million.

      Investing activities used $343,894 in Fiscal 1997, as compared to $238,570 in Fiscal 1996. The Fiscal 1997 investing activities consisted primarily of leasehold improvements for the expansion HyTech's new administrative office.

      Financing activities in Fiscal 1997 and Fiscal 1996 related primarily to the payment of cash dividends totaling $1,233,918 and $2,293,952, respectively. Fiscal 1997 financing activities also included the expenditure of $431,345 for the purchase of 251,000 shares of HyTech's Common Stock at an average price per share of $1.72. In September 1997, HyTech's Board of Directors suspended the quarterly dividends and canceled the stock repurchase program. Fiscal 1996 financing activities also generated $1,253,000 of proceeds from the issuance of Common Stock.

      Based on HyTech's present cash position, absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D, and HyTech's present business strategy, management believes that HyTech has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements. However, since sales to QVC represent approximately 82% of HyTech's net sales for Fiscal 1997, termination of the Renegotiated License Agreement or any significant reduction in the volume of sales to QVC would have a material adverse effect on HyTech's business, financial condition and results of operations.

      HyTech does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management's strategy has been to enter into marketing, licensing and distribution agreements with third parties (such as QVC and the Infomercial Partnership) which have greater financial resources than those of HyTech and that can enhance HyTech's product introductions with appropriate national marketing support programs.

      HyTech has determined that it will need to modify or replace certain portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. Management does not expect that this project will have a significant effect on operations. While HyTech believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which HyTech's systems and operations rely will be converted on a timely basis and will not have a material effect on HyTech. The cost of the Year 2000 initiatives is not expected to be material to HyTech's results of operations or financial position.

      The effect of inflation has not been significant upon either the operations or financial condition of HyTech.

Cautionary Statement Regarding Forward Looking Statements

      The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding HyTech's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include HyTech's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to HyTech on the date of this Report, and HyTech assumes no obligation to update any such forward looking statement. It is important to note the HyTech's actual results could differ materially from those expressed or implied in such forward looking statements.

Item 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements of HyTech are contained in this report following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

      Listed below are the directors and executive officers of HyTech as of March 25, 1998:

      Name                        Position
      Richard Banakus             Director, Chairman of the Board, Interim
                                  President
      Thomas G. Burns             Vice President, Finance, Chief
                                  Financial Officer and Treasurer
      Mark Egide                  Director
      Frank Fiur                  Director
      Charles Fox                 Director
      Karen Gray                  Director
      Charles Johnston            Director
      Hugues Lamotte              Director
      Samuel M. Leb, M.D.         Director
      Chaudhury M. Prasad         Vice President, Operations
      Richard Tauman              Director, Executive Vice President, and
                                  Chief Operating Officer

Business Experience

      Richard Banakus, age 51, has served as a director of HyTech since June 1995 and as interim President of HyTech since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm which he founded.

      Thomas G. Burns, age 40, has served as Chief Financial Officer of HyTech since June 1994, as Vice President, Finance since April 1995 and as Treasurer since September 1997. Mr. Burns served most recently as Audit Senior Manager for Ernst & Young LLP of West Palm Beach, Florida, where he worked as a certified public accountant since 1981.

      Mark Egide, age 41, has served as a director of HyTech since September 1997. Since September 1989, Mr. Egide has served as President of Avalon Natural Products, Inc., a cosmetics manufacturing and importing company which he founded.

      Charles Fox, age 77, has served as a director of HyTech since September 1997 and has been a consultant to HyTech on research and development matters for more than the past five years. Since June 1985, Mr. Fox has served as President of Charles Fox Associates, Inc., a consulting firm in the area of product development and safety testing.

      Frank Fiur, age 84, has served as a director of HyTech since 1980 and is Chairman of The Fiur Organization, Inc., industrial real estate brokers.

      Karen Gray, age 39, has been a director of HyTech since December 1997 and has been a consultant to HyTech on marketing and communications matters since November 1996. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of HyTech. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company which she founded.

      Charles Johnston, age 62, has been a director of HyTech since December 1997. Mr. Johnston has served as Chairman of Ventex Technology, an electronic transformer company in Riviera Beach, Florida, AFD Technologies, a chemical company in Jupiter, Florida, and ISI Systems, a computer software company in Montreal, Quebec. In 1969, Mr. Johnston founded ISI Systems, which pioneered the development of software for the insurance industry. Mr. Johnston also serves as a Trustee of Worcester Polytechnic Institute in Worcester and of the Psychiatric Research Center at the University of Pennsylvania and as a director of Bit Wise, a computer software company in Schenectady, Infosafe Systems, an internet company in New York City, Kideo Productions, an educational software company in New York City, Spectrum Signal Processing, a digital signal processing computer hardware and software company in Vancouver, British Columbia, and Waste Systems Management, a landfill remodeling company in Cambridge, Massachusetts.

      Hugues Lamotte, age 56, has served as a director of HyTech since June 1995. Mr. Lamotte has been engaged in managerial, marketing and asset management functions in international finance for the past twenty-nine years. He has a broad array of investment experience, working both in the United States and European Community. From 1974 through 1993, he was a Managing Director of Wertheim Schroder & Co., Incorporated, a full service investment banking firm with offices in New York, London and Paris, and was formally President of Wertheim Schroder International. In 1993, he started an investment firm, Atlas Capital Management, and is its Co-Chairman and Co-Chief Executive Officer.

      Dr. Samuel Leb, age 73, has served as a director of HyTech since 1988. Dr. Leb maintained a private surgical practice from 1958 through August 1993. From 1969 through December 1987, Dr. Leb was a member of the Board of Trustees of Parkway Regional Medical Center, a full service hospital in North Miami Beach, Florida.

      Chaudhury M. Prasad, age 50, was a director of HyTech from 1975 through December 1997 and has served as Vice President, Operations, of HyTech since 1976.

      Richard Tauman, age 30, has served as a director of HyTech since March 1994, Executive Vice President since April 1995, and Chief Operating Officer since May 1996. Mr. Tauman served as Vice President, Production, of HyTech from March 1994 to April 1995 and in various capacities since 1989.

Item 11. Executive Compensation

      The following table sets forth a summary of all compensation awarded to, earned by, or paid to HyTech's Chief Executive Officer and all other persons who were executive officers of HyTech for services rendered in all capacities to HyTech and its subsidiaries during Fiscal 1997, Fiscal 1996 and Fiscal 1995:

                          Summary Compensation Table

                                                Annual Compensation              Long Term Awards
                                                                      Other  Securities           All
                                                                      Annual Underlying         Other
Name and Principal Position          Year     Salary      Bonus Compensation    Options  Compensation

Richard Banakus, Interim President   1997   $ 32,312         --           --         --            --

Thomas G. Burns, Vice President,     1997   $ 97,552         --     $  4,800         --            --
Finance, Chief Financial Officer,    1996   $ 92,872   $ 10,000     $  4,800         --            --
and Treasurer                        1995   $ 88,452   $ 10,000     $  4,800     10,000            --

Chaudhury M. Prasad, Vice            1997   $ 84,344         --           --         --            --
President, Operations                1996   $ 80,288   $ 10,000           --         --            --
                                     1995   $ 76,440   $  7,500           --      2,500            --

Richard Tauman, Executive Vice       1997   $105,040         --     $  3,232         --            --
President and Chief Operating        1996   $102,496   $ 15,000     $  2,860         --            --
Officer                              1995   $ 74,360   $ 12,500           --     60,000            --

Harvey Tauman, former Chief          1997   $332,826         --     $ 51,204         --            --
Executive Officer, President,        1996   $422,604   $100,000     $ 50,660         --            --
Treasurer                            1995   $402,480   $100,000     $ 35,900    100,000            --

Karen Gray, former Vice              1997         --         --           --         --            --
President, Corporate                 1996   $ 57,011   $ 10,000           --         --            --
Communications                       1995   $ 60,060   $ 10,000           --     10,000            --

      During Fiscal 1997, no stock option grants were made to HyTech's Chief Executive Officer or any other persons who were executive officers of HyTech and its subsidiaries.

      The following table sets forth certain information relating to option exercises effected during Fiscal 1997, and the value of options held as of such date by HyTech's Chief Executive Officer and all other persons who were executive officers of HyTech and its subsidiaries for Fiscal 1997:

                   Aggregate Option Exercises for Fiscal 1997
                        and Fiscal Year End Option Values

                                                                       Number of
                                                                 securities underlying     Value(1) of unexercised
                                                                  unexercised options        in-the-money options
                                                                 at December 31, 1997        at December 31, 1997
                             Shares Acquired     Value ($)           Exercisable/                Exercisable/
Name                           on Exercise       Realized(2)         Unexercisable               Unexercisable

Richard Banakus                    -0-              -0-               20,000/-0-                    -0-/-0-
Thomas G. Burns                    -0-              -0-              50,000/10,000                  -0-/-0-
Chaudhury M. Prasad                -0-              -0-                2,500/-0-                    -0-/-0-
Richard Tauman                     -0-              -0-               60,000/-0-                    -0-/-0-
Harvey Tauman                      -0-              -0-                 -0-/-0-                     -0-/-0-

Employment Agreements

      Chaudhury M. Prasad has an employment agreement with HyTech for a term extending through April 30, 2003 at a current annual salary of $84,344. His annual salary may be increased at any time at the discretion of the Board.

      Richard Tauman has an employment agreement with HyTech for a term extending through August 31, 2004 at a current annual salary of $110,292. His salary will increase annually by an amount equal to the greater of (i) five percent of his base salary for the immediately preceding employment year or (ii) an amount calculated on the basis of the increase, if any, in the Consumer Price Index for such immediately preceding year over the prior year and may also be increased at any time at the discretion of the Board.

      Each of the above employment agreements provides that if (i) a change in control of HyTech has occurred and thereafter such employee shall terminate his employment with HyTech, or (ii) the employment of such employee is terminated by HyTech for any reason other than death, disability or cause, then such employee shall be entitled to receive (A) his regular compensation, including all awards, perquisites and benefits, through the date on which his employment terminated and (B) either (1) a lump sum payment in an amount equal to 2.99 times his "base salary" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended) or (2) his base salary in such periodic installments throughout the balance of the term of such employment agreement as would have been payable if the employee had not been terminated.

      Prior to his termination on September 19, 1997, Harvey Tauman had an employment agreement with HyTech. On September 19, 1997, his employment agreement was canceled.

      On September 19, 1997, the Board of Directors appointed Richard Banakus to serve as

----------

      (1) Total value of unexercised options is based upon the closing price ($.4375) of the Common Stock as reported by NASDAQ on December 31, 1997.

      (2) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise and the exercise price of the options.

President of HyTech on an interim basis. The Board has agreed to pay Mr. Banakus a monthly salary of $10,000 and to reimburse his lodging expenses in Boca Raton, Florida and travel expenses to and from California, where Mr. Banakus resides.

Compensation of Directors

      Employees of HyTech who also serve as directors are not entitled to any additional compensation for such service.

      Nonemployee directors receive an annual fee of $5,000, paid quarterly, and during the fiscal year ended December 31, 1997, (1) each of Messrs. Richard Banakus, Frank Fiur, Hugues Lamotte and Samuel Leb were paid $5,000 for their service as a director; (2) Mr. Joseph A. Caccamo was paid $3,750 for his service as a director; (3) Mr. Nestor Cardero was paid $2,500 for his service as a director and (4) each of Messrs. Mark Egide and Charles Fox were paid $1,250 for their service as a director.

      The 1993 Nonemployee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan was to assist HyTech in attracting and retaining key directors who are responsible for continuing the growth and success of HyTech. In accordance with the 1993 Plan, on September 1, 1997, grants of options to purchase 8,333 shares of Common Stock were granted to each of Messrs. Richard Banakus, Joseph A. Caccamo, Nestor Cardero, Frank Fiur, Hugues Lamotte and Samuel Leb at an exercise price of $2.50 per share (a price above the fair market value at the time of grant). The options granted to Messrs. Joseph A. Caccamo and Nestor Cardero were canceled in December 1997, as they were not exercised within a period of three months from the date these individuals resigned from the Board of Directors. The options granted to Messrs. Richard Banakus, Frank Fiur, Hugues Lamotte and Samuel Leb were canceled upon the approval of the 1997 Nonemployee Director Stock Option Plan, as discussed below.

      On November 10, 1997, the Board of Directors of HyTech adopted the 1997 Nonemployee Stock Option Plan ("1997 Plan"). This plan was approved by the shareholders on December 17, 1997. The purpose of the 1997 Plan is to assist HyTech in attracting and retaining experienced and knowledgeable nonemployee directors who will continue to work for the best interests of HyTech.

      The 1997 Plan provides nonqualified stock options for nonemployee directors to purchase an aggregate of 500,000 shares of Common Stock, with grants of options to purchase 10,000 shares to each nonemployee director on October 1, 1997, grants of options to purchase 10,000 shares on each May 1st thereafter, and grants of options to purchase 10,000 shares upon election or appointment of any new nonemployee directors. The options are not exercisable for a one year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. Each of Messrs. Mark Egide, Frank Fiur, Charles Fox, Hugues Lamotte and Samuel Leb were granted options to purchase 10,000 shares of Common Stock at the exercise price of $.70625 per share on November 10, 1997. Ms. Karen Gray and Mr. Charles Johnston were each granted options to purchase 10,000 shares of Common Stock at the exercise price of $.6047 per share on December 17, 1997.

      The 1997 Plan also provides nonqualified stock options for nonemployee directors who serve on committees of the Board of Directors. During December 1997, grants of options to purchase 2,500 shares of Common Stock at an exercise price of $.6047 per share were granted to each of Messrs. Mark Egide, Charles Johnston and Samuel Leb for their participation on the Compensation Committee of the Board of Directors. Also, in December 1997, grants of options to purchase 2,500 shares of Common Stock at an exercise price of $.6047 per share were granted to each of Messrs. Mark Egide, Frank Fiur and Hugues Lamotte for their participation on the Audit Committee of the Board of Directors. The options are not exercisable for a one year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of the close of business on March 25, 1998 as to the total number of shares of equity securities of HyTech owned by each director, and by all officers and directors of HyTech as a group (11 persons), and by each person known to HyTech to be the beneficial owner of more than five percent of HyTech's Common Stock:

Name and Address of                     Amount and Nature of       Approximate
Beneficial Owner                        Beneficial Ownership    Percent of Class

Richard Banakus                              1,720,000(1)             6.9%
     82 Verissimo Drive
     Novato, CA 94947

Thomas G. Burns                                 60,000(2)         Less than 1%
     Hydron Technologies, Inc.
     1001 Yamato Road, Suite 403
     Boca Raton, FL 33431

Mark Egide                                      25,000(3)         Less than 1%
     2505 Vineyard Road
     Novato, CA 94952

--------

      (1) Consists of 1,700,000 shares held directly and options to purchase 20,000 shares.

      (2) Consists of 10,000 shares held directly and options to purchase 50,000 shares. Does not include 10,000 shares of Common Stock underlying options not currently exercisable.

      (3) Consists of 25,000 shares held directly. Does not include 15,000 shares of Common Stock underlying options not currently exercisable.

Frank Fiur                                     284,000(1)             1.1%
     469 W. 83rd Street
     Hialeah, FL 33041

Charles Fox                                     60,000(2)         Less than 1%
     39-08 Tierney Place
     Fair Lawn, NJ 07410

Karen Gray                                      75,000(3)         Less than 1%
     1107 Key Plaza, #244
     Key West, FL 33040

Charles Johnston                               400,000(4)             1.6%
     706 Ocean Drive
     Juno Beach, FL 33408

Hugues Lamotte                                 320,000(5)             1.3%
     Atlas Capital Limited
     166 Piccadilly
     Foxglove House
     London, England W1V9DE

Samuel Leb, M.D.                               316,252(6)             1.3%
     1905 So. Oak Haven Circle
     North Miami Beach, FL 33179

Chaudhury M. Prasad                            212,700(7)         Less than 1%
     Hydron Technologies, Inc.
     1001 Yamato Road, Suite 403
     Boca Raton, FL 33431

--------

      (1) Consists of 140,000 shares held directly; 114,000 shares held by his spouse; and options to purchase 30,000 shares of Common Stock. Does not include 12,500 shares of Common Stock underlying options not currently exercisable. Mr. Fiur disclaims beneficial ownership of 114,000 shares held by his spouse.

      (2) Consists of 60,000 shares held directly. Does not include 10,000 shares of Common Stock underlying options not currently exercisable.

      (3) Consists of 15,000 shares held directly and options to purchase 60,000 shares. Does not include 10,000 shares of Common Stock underlying options not currently exercisable.

      (4) Consists of 400,000 shares held directly. Does not include 12,500 shares of Common Stock underlying options not currently exercisable.

      (5) Consists of 300,000 shares held directly and options to purchase 20,000 shares. Does not include 12,500 shares of Common Stock underlying options not currently exercisable.

      (6) Consists of 151,152 held as an IRA beneficiary; 80,000 shares held as a co-trustee; 45,100 shares held as a co-trustee and beneficiary; and options to purchase 40,000 shares. Does not include 12,500 shares of Common Stock underlying options not currently exercisable.

      (7) Consists of 210,200 shares held directly and options to purchase 2,500 shares.

Richard Tauman                                  85,000(1)         Less than 1%
     Hydron Technologies, Inc.
     1001 Yamato Road, Suite 403
     Boca Raton, FL 33431

All officers and directors as                3,557,952(2)             14.2%
     a group (11 persons)

Item 13. Certain Relationships and Related Transactions

      During Fiscal 1997, Joseph A. Caccamo was, until September 1997, a director of and general counsel to HyTech and was paid $68,155 in legal fees and reimbursement of disbursements incurred on behalf of HyTech. From August 1996 through September 1997, HyTech provided office space for Mr. Caccamo. During Fiscal 1997, Mr. Caccamo was granted options to purchase 8,333 shares of Common Stock at $2.50 (a price above the fair market value at the time of grant), and received a nonemployee director's fee of $3,750 for his services.

      During Fiscal 1997, Charles Fox, a director of HyTech since September 1997, was paid a total of $91,766 in advisory fees and reimbursement of disbursements incurred on behalf of HyTech. Mr. Fox advises HyTech on matters relating to research and development. During Fiscal 1997, Mr. Fox was granted options to purchase 10,000 shares of Common Stock at $.70625 and received a nonemployee director's fee of $1,250 for his services.

      During Fiscal 1997, Karen Gray, a director of HyTech since December 1997, was paid a total of $21,146 in consulting fees and reimbursement of disbursements incurred on behalf of HyTech. Ms. Gray advises HyTech on matters relating to marketing and communications. During Fiscal 1997, Ms. Gray was granted options to purchase 10,000 shares of Common Stock at $.6047 per share.

--------

      (1) Consists of 25,000 shares held directly and options to purchase 60,000 shares.

      (2) Consists of 3,275,452 shares held directly and options to purchase 282,500 shares. Does not include 95,000 shares of Common Stock underlying options not currently exercisable.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                                Page

Report of Independent Certified Public Accountants               F-1

Financial Statements:

      Consolidated Balance Sheets, December 31,
         1997 and 1996                                           F-2

      Consolidated Statements of Operations for the
         Years ended December 31, 1997, 1996 and 1995            F-3

      Consolidated Statements of Shareholders'
         Equity for the Years ended December 31,
         1997, 1996 and 1995                                     F-4

      Consolidated Statements of Cash Flows for the
         Years ended December 31, 1997, 1996 and 1995            F-5

      Notes to Consolidated Financial Statements                 F-7

All financial schedules are omitted since the required information is not present, is not in significant amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

      The following Exhibits are filed as a part of this Report:

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.0 Non-Qualified Stock Option Plan.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

3.2 By-laws of HyTech, as amended March 17, 1988.

4.1 Incentive Stock Option Plan, as amended January 2, 1987.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988 (filed as Exhibit 3.2 therein).

10.6 Indemnification Agreement dated September 23, 1988 between Dento-Med and Harvey Tauman (filed therein as Exhibit 10.8).

10.8 Indemnification Agreement dated September 23, 1988 between Dento-Med and Frank Fiur (filed therein as Exhibit 10.10).

10.9 Indemnification Agreement dated September 23, 1988 between Dento-Med and Chaudhury M. Prasad (filed therein as Exhibit 10.11).

      The following document heretofore filed with the Commission is incorporated by reference to HyTech's Current Report on Form 8-K (date of event - November 30, 1989), and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.10 Agreement between Dento-Med and National Patent dated November 30, 1989.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.2 1989 Stock Option Plan

10.11 Indemnification Agreement dated May 9, 1989 between Dento-Med and Samuel
M. Leb, M.D.

10.12 Indemnification Agreement dated May 9, 1989 between Dento-Med and Richard Tauman.

      The following document heretofore filed with the Commission is incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.13 Indemnification Agreement dated January 14, 1992 between Dento-Med and Joseph A. Caccamo, Attorney at Law, P.C.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Current Report on Form 8-K (date of event
- December 6, 1993), as amended by the Form 8 Amendment No. 1 to such Current Report, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and HyTech (filed in excised form, as confidential treatment has been granted for certain portions thereof).

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.

4.10 1993 Nonemployee Director Stock Option Plan.

10.24 Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated May 13, 1993.

10.25 Amendment to Amended and Restated Employment Agreement between HyTech and Harvey Tauman dated December 20, 1993.

10.26 Amended and Restated Employment Agreement between Dento-Med and Chaudhury
M. Prasad dated May 13, 1993.

10.27 Indemnification Agreement dated April 22, 1993 between HyTech and Nestor Cardero.

10.28 Indemnification Agreement dated April 22, 1993 between HyTech and Karen Gray.

      The following document heretofore filed with the Commission is incorporated by reference to HyTech's Current Report on Form 8-K (date of Report
- January 21, 1995), and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.31 Letter Agreement among QDirect, Inc., Hydron Direct, Inc. and DTR Associates dated January 17, 1995.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.35 Employment Agreement dated September 16, 1994 between HyTech and Richard Tauman.

10.36 Letter Agreement dated December 22, 1994 among HyTech, Roy Reiner and Chemaid Laboratories, Inc.

10.37 Indemnification Agreement dated February 21, 1995 between HyTech and Thomas G. Burns.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.38 Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. And HyTech dated May 8, 1995.

10.39 First Amendment to Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and HyTech dated September 15, 1995.

10.40 Agreement for use and occupancy of a portion of 5 East Building, 95 Mayhill Street, Saddle Brook, New Jersey, between Chemaid Laboratories, Inc. And HyTech dated February 9, 1996.

10.41 Depository Agreement between Chemaid Laboratories, Inc. and HyTech dated February 9, 1996.

10.42 Consulting Agreement between Charles Fox Associates, Inc. and HyTech dated February 5, 1996.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Current Report on Form 8-K (date of Report
- July 19, 1996), and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

4.11 Warrant Purchase Agreement dated as of May 31, 1996 between QVC and HyTech, filed as Exhibit 4.1 therein.

10.43 First Amendment to Licensing Agreement dated May 31, 1996 between QVC and HyTech, files as Exhibit 10.1 therein.

10.44 Letter Agreement between QDirect, Inc. and Hydron Direct, Inc. dated May 31, 1996, filed as Exhibit 10.2 therein.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit No. and Description

10.45 Lease Agreement between Industrial Office Associates and HyTech dated March 10, 1997.

10.46 Sponsorship Agreement with Pro Player Stadium dated January 1, 1997.

10.48 Executive Suite License Agreement dated March 4, 1997.

10.49 Sponsorship Agreement with Miami Heat Limited Partnership and Sunshine Network dated December 1996.

      The following documents heretofore filed with the Commission are incorporated by reference to HyTech's Definitive Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1996, and filed therein as the same exhibit number, unless otherwise noted:

Exhibit and Description

Amendment to 1993 Nonemployee Director Stock Option Plan.

1997 Nonemployee Director Stock Option Plan.

      The following exhibits are filed herewith:

10.50 Consulting Agreement between Charles Fox Associates, Inc. and HyTech dated May 20, 1997

10.51 Personal Appearance Agreement between Mr. Charles Fox and HyTech dated May 20, 1997.

10.52 Second Amendment to Licensing Agreement dated June 11, 1997 between QVC and HyTech.

10.53 Letter Agreement between QVC and HyTech dated October 17, 1997.

10.54 Consulting Agreement between Gloria Barton and HyTech dated November 1, 1997.

10.55 Services Agreement between Lauren Anderson and HyTech dated January 1,
1998.

21 Subsidiaries of the Registrant.

23.1 Consent of Ernst & Young, LLP, Independent Certified Public Accountants.

27 Financial Data Schedule

      (b) Reports on Form 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of Fiscal 1997.

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hydron Technologies, Inc. and subsidiaries (HyTech) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of HyTech's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydron Technologies, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

West Palm Beach, Florida
February 13, 1998

                   Hydron Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                         December 31
                                                                                     1997           1996
                                                                               -----------------------------
Assets
Current assets:
  Cash, including cash equivalents of $1,494,695
    and $5,441,109 at December 31, 1997 and 1996                               $  2,133,722    $  5,603,708
  Trade accounts receivable                                                         554,476         611,731
  Inventories                                                                     2,798,395       2,826,684
  Prepaid expenses and other current assets                                         131,562         517,583
                                                                               -----------------------------
Total current assets                                                              5,618,155       9,559,706

Property and equipment, less accumulated depreciation
  of $431,762 and $249,479 at December 31, 1997
  and 1996, respectively                                                            734,670         579,692
Deferred product costs, less accumulated
  amortization of $4,313,950 and $4,005,576 at
  December 31, 1997 and 1996, respectively                                        1,660,479       1,962,220
Investment in joint venture                                                         288,055         238,128
Deposits                                                                            449,984         401,394
                                                                               -----------------------------
                                                                               $  8,751,343    $ 12,741,140
                                                                               =============================
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                            $    580,597    $    453,337
   Accrued liabilities                                                              313,508         306,323
                                                                               -----------------------------
Total current liabilities                                                           894,105         759,660
Commitments and contingencies
Shareholders' equity:
  Common Stock; $.01 par value; 30,000,000 shares authorized, 24,796,816 and
     23,228,511 shares issued and outstanding at December 31, 1997
     and 1996, respectively                                                         247,968         232,285
  Additional paid-in capital                                                     19,231,566      20,351,654
  Accumulated deficit                                                           (11,190,951)     (8,602,459)
  Treasury Stock, at cost, 251,000 shares                                          (431,345)             --
                                                                               -----------------------------
Total shareholders' equity                                                        7,857,238      11,981,480
                                                                               -----------------------------
                                                                               $  8,751,343    $ 12,741,140
                                                                               =============================

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                          Year ended December 31
                                                     1997           1996           1995
                                                -----------------------------------------
Net sales                                       $ 7,305,154    $ 8,112,672    $ 7,303,468
Cost of sales                                     2,904,042      3,323,056      2,577,606
                                                -----------------------------------------
Gross profit                                      4,401,112      4,789,616      4,725,862

Expenses:
   Royalty expense                                  386,707        386,679        337,575
   Research and development                         304,910        497,899        177,468
   Selling, general and administrative            5,417,358      3,324,021      2,288,841
   Disposal of inventory                            651,270             --             --
   Distribution agreement expense                        --      3,149,718             --
   Amortization of deferred product costs           308,374        308,176        307,733
   Depreciation and amortization                    182,283        120,193         48,033
                                                -----------------------------------------
                                                  7,250,902      7,786,686      3,159,650
                                                -----------------------------------------
Operating income (loss)                          (2,849,790)    (2,997,070)     1,566,212

Other income (expense):
   Interest and investment income                   211,371        308,998        325,010
   Equity in earnings (loss) of joint venture        49,927       (135,905)       (78,634)
                                                -----------------------------------------
                                                    261,298        173,093        246,376
                                                -----------------------------------------
Income (loss) before income taxes                (2,588,492)    (2,823,977)     1,812,588
Income tax expense                                       --             --         30,000
                                                -----------------------------------------
Net income (loss)                               $(2,588,492)   $(2,823,977)   $ 1,782,588
                                                =========================================

Basic and diluted earnings per share
  Net income (loss) per common share            $      (.11)   $      (.12)   $       .08
                                                =========================================

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                                                                         Additional                       Treasury
                                                   Common Stock            Paid-in       Accumulated        Stock          Total
                                               Shares        Amount        Capital         Deficit        (at cost)       Equity
                                            ---------------------------------------------------------------------------------------
Balance at  December 31, 1994               22,616,816   $    226,168   $ 20,348,361    $ (7,561,070)   $         --   $ 13,013,459
   Issuance of common stock upon
      exercise of stock options                 23,000            230         28,645              --                         28,875
   Net income                                       --             --             --       1,782,588                      1,782,588
   Cash dividends ($.10 per share)                  --             --     (2,263,374)             --                     (2,263,374)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1995                22,639,816        226,398     18,113,632      (5,778,482)             --     12,561,548
   Issuance of common stock
      for services                              86,695            867        183,994              --                        184,861
   Value of common stock options
      issued for non-cash consideration             --             --      3,100,000              --                      3,100,000
   Issuance of common stock upon
      exercise of stock options                502,000          5,020      1,247,980              --                      1,253,000
   Net loss                                         --             --             --      (2,823,977)                    (2,823,977)
   Cash dividends ($.10 per share)                  --             --     (2,293,952)             --                     (2,293,952)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1996                23,228,511        232,285     20,351,654      (8,602,459)             --     11,981,480
   Issuance of common stock
      for services                              13,305            133         33,130              --                         33,263
   Issuance of common stock upon
      exercise of stock options              1,555,000         15,550         80,700              --                         96,250
   Purchase of treasury shares, at
      cost (251,000 shares)                         --             --             --              --        (431,345)      (431,345)
   Net loss                                         --             --             --      (2,588,492)             --     (2,588,492)
   Cash dividends ($.05 per share)                  --             --     (1,233,918)             --              --     (1,233,918)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1997                24,796,816   $    247,968   $ 19,231,566    $(11,190,951)   $   (431,345)  $  7,857,238
                                            =======================================================================================

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                              Year ended December 31
                                                        1997           1996           1995
                                                   -----------------------------------------
Operating activities
Cash received from customers                       $ 7,362,409    $ 8,503,910    $ 8,345,103
Cash paid to suppliers and employees                (9,116,272)    (6,245,766)    (6,918,993)
Proceeds from interest on investments                  210,784        318,499        334,821
Cash paid for income taxes                             (14,000)       (40,000)       (44,000)
                                                   -----------------------------------------
Net cash provided (used) by operating activities    (1,557,079)     2,536,643      1,716,931

Investing activities
Purchase of investments                                     --     (1,949,212)            --
Proceeds from sale of investments                           --      1,949,212             --
Capital expenditures                                  (337,261)       (79,568)      (558,964)
Payments for registering patents                        (6,633)        (6,335)          (545)
Investment in joint venture                                 --       (152,667)      (300,000)
                                                   -----------------------------------------
Net cash used by investing activities                 (343,894)      (238,570)      (859,509)

Financing activities
Proceeds from issuance of common stock                  96,250      1,253,000         28,875
Dividends paid                                      (1,233,918)    (2,293,952)    (2,263,374)
Purchase of treasury stock                            (431,345)            --             --
                                                   -----------------------------------------
Net cash used by financing activities               (1,569,013)    (1,040,952)    (2,234,499)
                                                   -----------------------------------------
Increase (decrease) in cash and cash equivalents    (3,469,986)     1,257,121     (1,377,077)
Cash and cash equivalents at beginning of year       5,603,708      4,346,587      5,723,664
                                                   -----------------------------------------
Cash and cash equivalents at end of year           $ 2,133,722    $ 5,603,708    $ 4,346,587
                                                   =========================================

Continued on following page.

                   Hydron Technologies, Inc. and Subsidiaries

                                                              Year ended December 31
                                                        1997           1996           1995
                                                   -----------------------------------------
Reconciliation of net income (loss) to net cash
provided (used) by operating activities
Net income (loss)                                  $(2,588,492)   $(2,823,977)   $ 1,782,588
Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
      Depreciation and amortization                    490,657        428,369        355,766
      Equity in (earnings) loss of joint venture       (49,927)       135,905         78,634
      Issuance of common stock for services             33,263        184,861             --
      Disposal of inventory                            651,270             --             --
      Issuance of stock options for
         non-cash consideration                             --      3,100,000             --
      Changes in operating assets and
        liabilities:
         Trade accounts receivable                      57,255        391,238      1,041,635
         Inventories                                  (622,981)     1,171,620       (738,294)
         Prepaid expenses and other current
           assets                                      386,021       (386,676)       (30,237)
         Deposits                                      (48,590)         6,206       (407,600)
         Accounts payable                              127,260        217,692       (160,217)
         Accrued liabilities                             7,185        111,405       (205,344)
                                                   -----------------------------------------
Total adjustments                                    1,031,413      5,360,620        (65,657)
                                                   -----------------------------------------
Net cash provided (used) by
  operating activities                             $(1,557,079)   $ 2,536,643    $ 1,716,931
                                                   =========================================

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

1. Description of Business and Summary of Significant Accounting Policies

Organization of Business

Hydron Technologies, Inc. and subsidiaries (HyTech) sells consumer and professional products, primarily in the personal care/cosmetics field. HyTech has an exclusive licensing agreement with QVC, Inc. (QVC) for the sale of HyTech's Hydron polymer-based consumer products in the Western Hemisphere. QVC, a significant customer, purchases HyTech's products and takes physical possession of these products prior to QVC's sale to the ultimate end user. The products are sold and shipped to the end user by QVC. The sales of HyTech's products to QVC are not conditioned upon QVC's sale of the products to the ultimate end user. HyTech also holds the exclusive license with National Patent Development Corporation (National Patent) to a Hydron polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which HyTech intends to use to develop proprietary products or license to third parties.

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

Long-Lived Assets

Long-lived assets, consisting primarily of deferred product costs, are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which was adopted during 1995. FASB Statement No. 121 requires impairment losses be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. HyTech analyzes undiscounted cash flows on an annual basis. No impairment losses have been recognized in the three year period ended December 31, 1997.

Property and Equipment

Property and equipment, consisting primarily of office leasehold improvements, furniture and equipment, is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years.

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

                   Hydron Technologies, Inc. and Subsidiaries

1. Description of Business and Summary of Significant Accounting Policies (continued)

Common Stock, Common Stock Options and Net Income (Loss) Per Share (continued)

HyTech has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options and has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation." Accordingly, no compensation cost has been recognized for HyTech's stock option plans.

In 1997, the FASB issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Revenue Recognition and Product Warranty

Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns from the ultimate end user.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Advertising

Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses." Advertising expenses amounted to approximately $1,516,000, $665,000 and $205,000 for 1997, 1996 and 1995, respectively.

                   Hydron Technologies, Inc. and Subsidiaries

2. Inventories

At December 31, 1997 and 1996, inventories consist of the following:

                                  1997         1996
                               -----------------------
Finished goods                 $1,731,767   $1,880,112
Work-in-process                   270,480       95,241
Raw materials and components      796,148      851,331
                               -----------------------
                               $2,798,395   $2,826,684
                               =======================

The results of operations for the year ended December 31, 1997 include a charge of $651,270, primarily relating to the write down, to net realizable value, of HyTech's vitamin and nutritional supplement line of products. This product line has been discontinued by HyTech.

3. Deferred Product Costs and Royalty Agreements

From 1976 through 1989, HyTech and National Patent entered into various agreements, wherein HyTech obtained the exclusive worldwide rights to market products using Hydron polymers in the consumer and oral health fields, the two fields in which HyTech has concentrated its research and development efforts, and to utilize the Hydron polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The Hydron polymer is the underlying technology in substantially all of HyTech's products. National Patent has the exclusive worldwide rights to market prescription drugs and medical devices using Hydron polymers. Further, each has the right to exploit products with Hydron polymers not in the other's exclusive fields. As consideration for product rights obtained, HyTech issued National Patent an aggregate of 1,100,000 shares of common stock through 1989, valued at $5,370,000. The valuation for these shares was based on the market prices of HyTech's common stock at the dates the agreements were made.

The agreements require HyTech to pay a 5% royalty to National Patent based on the net sales of products containing the Hydron polymer. Additionally, National Patent is required to pay HyTech a 5% royalty on its net sales of Hydron polymer-based products, except with respect to certain excluded products. In the area of prescription and nonprescription drugs using Hydron polymers as a drug release mechanism, both HyTech and National Patent have agreed to pay the other a royalty equal to 5% of net sales and 25% of any license fees, royalties or similar payments received from third parties with regard to such products developed. For the years ended December 31, 1997, 1996 and 1995, HyTech paid royalties to National Patent of approximately $330,000, $387,000 and $338,000, respectively. HyTech has not received any royalties from National Patent during these periods.

                   Hydron Technologies, Inc. and Subsidiaries

4. Investment in Joint Venture

On January 17, 1995, HyTech entered into an agreement with QVC and another company to form a joint venture know as Hydromercial Partners (the Joint Venture). Each company had a one-third interest in the profits and losses of the Joint Venture. The purpose of the Joint Venture was to provide and sell HyTech's Hydron polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial) which the Joint Venture produced. The initial capital of the Joint Venture, $600,000, was contributed in equal shares by the Joint Venture participants, and was used to produce the Infomercial and conduct test marketing. An additional $458,000 and $300,000, contributed in equal amounts by the Joint Venture participants, was contributed during 1996 and 1995, respectively to purchase additional air time. Sales to the Joint Venture totalled approximately $459,000 and $230,000 in 1996 and 1995, respectively.

On July 19, 1996, in conjunction with the amended QVC license agreement (see
Note 5), the Joint Venture was dissolved and a new partnership (New Hydromercial Partners) was formed between HyTech and QVC to continue the same activities as the Joint Venture. Sales to New Hydromercial Partners totalled approximately $42,000 and $60,000 in 1997 and 1996, respectively.

5. Significant Customer

HyTech presently sells a substantial portion of its products to QVC. During the years ended December 31, 1997, 1996 and 1995, approximately 82%, 97% and 98%, respectively, of HyTech's sales were made to QVC and its affiliates. At December 31, 1997 and 1996, amounts due from QVC included in trade accounts receivable were approximately $538,000 and $592,000, respectively. HyTech entered into a license agreement with QVC in 1993, whereby QVC was granted exclusive rights to market and distribute HyTech's proprietary consumer products using Hydron polymers in the Western Hemisphere. On July 19, 1996, HyTech and QVC modified their license agreement (Amended License Agreement). The Amended License Agreement provides HyTech with certain retail marketing rights, and increases the minimum product purchase requirements QVC must meet on a bi-annual basis to maintain their exclusive rights to market Hydron consumer products through direct response television.

Pursuant to the Amended License Agreement, certain retail marketing rights formerly held by Direct to Retail (DTR), which rights were granted by QVC to DTR under a separate agreement, reverted to HyTech. Such retail marketing rights include prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC is entitled to receive a commission from HyTech on any such sales.

                   Hydron Technologies, Inc. and Subsidiaries

5. Significant Customer (continued)

Concurrent with the execution of the Amended License Agreement, and as part of the overall transaction, HyTech granted DTR a warrant to purchase 1.5 million shares of the Company's common stock at $.01 per share. As a result, HyTech incurred, during 1996, a one-time non-cash charge against earnings of approximately $3.15 million (Distribution Agreement Expense). Also during 1996, QVC exercised options to purchase 500,000 shares of HyTech's common stock, at $2.50 per share, and paid HyTech $1.25 million. HyTech also granted to QVC, in 1996, warrants to purchase an additional 500,000 shares at $2.75 per share. Both QVC and DTR have agreed to standstill provisions not to purchase additional shares of HyTech's stock without the Company's permission.

On June 11, 1997, HyTech and QVC renegotiated the Amended License Agreement (Renegotiated License Agreement) pursuant to which the term of the Amended License Agreement was extended for one year, commencing on June 1, 1997.

In October 1997, HyTech agreed, primarily as a result of a five month decline in HyTech's on-air sales, to further amend the Renegotiated License Agreement with QVC to temporarily reduce its scheduled airtime to two hours per month. HyTech has since revised its show format and hired a permanent on-air spokesperson. As a result, HyTech exercised its right to reinstate the previous airtime provisions, which returned to four hours per month, commencing in February 1998.

Under the terms of the Renegotiated License Agreement, QVC must meet certain minimum product purchase requirements for a two year period, including annual minimum product purchase requirements, to maintain its exclusive rights. No obligation exists for QVC to purchase HyTech's product except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC meets the stipulated minimum product purchase requirements, then the Renegotiated License Agreement renews automatically. If QVC does not meet the annual minimum product purchase requirements, then HyTech alone can elect to continue or terminate the Renegotiated License Agreement. If QVC does not meet the biannual minimum product purchase requirements, then both HyTech and QVC have the ability to renew or terminate the Renegotiated License Agreement. If the Renegotiated License Agreement terminates, HyTech may seek other marketing and distribution arrangements for its products, which may include distribution agreements with QVC on a nonexclusive arrangement. Although management believes that there are other avenues for selling its products, including the Hydron catalog, which was initiated in November 1996, the loss of QVC as a customer would have a material adverse effect on HyTech's business.

                   Hydron Technologies, Inc. and Subsidiaries

6. Income Taxes

HyTech accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense consists of the following:

                              Year ended December 31
                      1997             1996              1995
                     -------------------------------------------
Current Federal        -0-               -0-            $30,000
                     ===========================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of HyTech's net deferred income taxes are as follows:

                                       1997          1996
                                  ----------------------------
Net operating loss carryforwards   $ 4,956,000    $ 3,070,000
Tax credit carryforwards               191,000        190,000
Deferred compensation                       --      1,178,000
Other                                  392,000         67,000
                                  ----------------------------
Deferred tax assets                  5,539,000      4,505,000
Less valuation allowance            (5,539,000)    (4,505,000)
                                  ----------------------------
Total net deferred taxes           $        --    $        --
                                  ============================

                   Hydron Technologies, Inc. and Subsidiaries

6. Income Taxes (continued)

FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $5,539,000 valuation allowance at December 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased (decreased) by $1,034,000, $805,000 and ($600,000) in 1997, 1996 and 1995, respectively. At
December 31, 1995 and 1994, the valuation allowance was $3,700,000 and $4,300,000, respectively. At December 31, 1997, HyTech has available net operating loss carryforwards of $13,041,000, which will expire beginning in the year 2001 and through the year 2009. The tax benefit relating to $2,745,000 of the above net operating loss carryforwards will be charged to shareholders' equity in the period in which the benefit is recognized.

The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                     Year ended December 31
                                                     1997     1996   1995
                                                   -------------------------
Tax at U.S. statutory rates                         (34)%    (34)%    34%
State income taxes, net of federal tax benefit       (4)      (4)      4
Valuation allowance adjustments                      38       38     (36)
                                                   -------------------------
                                                     -0-%     -0-%     2%
                                                   =========================

7. Stock Options and Warrants

The number of shares of common stock reserved for issuance at December 31, 1997 and 1996 was 1,865,502 and 3,948,805, respectively.

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

                   Hydron Technologies, Inc. and Subsidiaries

7. Stock Options and Warrants (continued)

1989 Stock Option Plan (continued)

                                                                                     Weighted
                                                                                      Average
                                                 Number of       Option Price        Exercise
                                                  Options          Per Share           Price
                                              ---------------------------------------------------
Outstanding at December 31, 1994                    75,000      $1.438 to $2.50
    Stock options granted                            2,000       3.00 to 4.00
    Stock options expired                           (1,000)          4.00
                                              ----------------
Outstanding at December 31, 1995 and 1996           76,000       1.438 to 3.00          2.16
    Stock options expired                          (25,000)          1.438             1.438
                                              ----------------
Outstanding at December 31, 1997                    51,000        2.50 to 3.00          2.51
                                              ================

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1997. There are 9,500 options available for grant under this plan at December 31, 1997.

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

                                                                        Weighted
                                                                         Average
                                    Number of       Option Price        Exercise
                                     Options          Per Share           Price
                                   ---------------------------------------------

Outstanding at December 31, 1994      250,000     $2.625 to $4.125
  Stock options granted               207,500       2.285 to 5.00
                                   -------------
Outstanding at December 31, 1995      457,500       2.285 to 5.00
  Stock options expired               (25,000)          5.00
                                   -------------
Outstanding at December 31, 1996      432,500      2.285 to 4.606         3.04
  Stock options granted                65,000       1.875 to 2.00         1.962
  Stock options expired              (340,000)     1.875 to 2.625         2.444
                                   -------------
Outstanding at December 31, 1997      157,500       2.00 to 4.606         3.561
                                   =============

                   Hydron Technologies, Inc. and Subsidiaries

7. Stock Options and Warrants (continued)

1993 Stock Option Plan (continued)

These options expire five years from the date of the grant. At December 31, 1997, a total of 122,500 of these options are exercisable at an average exercise price of $3.833 per share. There are 467,500 options available for grant under this plan at December 31, 1997.

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

                                                                       Weighted
                                                                        Average
                                    Number of      Option Price        Exercise
                                     Options         Per Share           Price
                                   ---------------------------------------------

Outstanding at December 31, 1994      60,000     $ 2.50 to $5.688
  Stock options granted               60,000      3.219 to 4.781
                                   -------------
Outstanding at December 31, 1995     120,000       2.50 to 5.688         4.18
  Stock options granted               60,000           2.50              2.50
                                   -------------
Outstanding at December 31, 1996     180,000       2.50 to 5.688         3.62
  Stock options granted               50,000           2.50              2.50
  Stock options expired             (120,000)      2.50 to 5.688         3.151
                                   -------------
Outstanding at December 31, 1997     110,000       2.50 to 5.688         3.625
                                   =============

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1997. There are no options available for grant under this plan at December 31, 1997.

                   Hydron Technologies, Inc. and Subsidiaries

7. Stock Options and Warrants (continued)

1997 Nonemployee Director Stock Option Plan

During 1997, HyTech adopted the 1997 Nonemployee Director Stock Option Plan. Such plan provides grants of stock options to nonemployee directors of HyTech to purchase an aggregate of 500,000 shares of HyTech's common stock. Each nonemployee director shall be granted an option to purchase 10,000 shares of HyTech's common stock on each October 1st throughout the term of this plan at exercise prices equal to the average of the fair market value of HyTech's common stock during the ten business days preceding the date of the grant. In addition, each nonemployee director who sits on a committee of the Board of Directors shall be granted an option to purchase 2,500 shares of HyTech's common stock under the same pricing arrangements as above. Subject to certain exceptions, no options granted under this plan shall be exercisable until one year after the date of grant. During 1997, there were 85,000 options granted under this plan at exercise prices ranging from $.6047 to $.7063 (weighted average exercise price of $.664). These options expire five years from the date of grant and none of the outstanding options are exercisable at December 31, 1997. There are 415,000 options available for grant under this plan at December 31, 1997.

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

                   Hydron Technologies, Inc. and Subsidiaries

7. Stock Options and Warrants (continued)

Other Options and Warrants (continued)

                                                                                 Weighted
                                             Number of                            Average
                                             Options/            Price           Exercise
                                             Warrants          Per Share           Price
                                            ----------------------------------------------
Outstanding at December 31, 1994             1,275,000      $.938 to $4.625
  Stock options granted                         10,000           5.00
  Stock options exercised                      (23,000)      .938 to  1.50
                                            -------------
Outstanding at December 31, 1995             1,262,000      1.375 to 4.625         2.56
  Stock warrants granted                     2,000,000        .01 to 2.75           .70
  Stock options exercised                     (588,695)      1.50 to 2.50          2.44
  Stock options expired                        (15,000)          4.625             4.63
                                            -------------
Outstanding at December 31, 1996             2,658,305        .01 to 3.00          1.17
  Stock options and warrants exercised      (1,568,305)       .01 to 2.50           .083
  Stock options expired                       (530,000)      1.375 to 3.00         2.703
                                            -------------
Outstanding at December 31, 1997               560,000       2.50 to 5.00          2.768
                                            =============

The options and warrants outstanding at December 31, 1997 generally expire two to five years after the date of grant. At December 31, 1997, all outstanding options and warrants are exercisable.

The options under this plan that were exercised in fiscal 1997, 1996 and 1995 resulted in proceeds of $96,250, $1,253,000 and $28,875, respectively. In addition, during 1997 and 1996, options were exercised for services valued at $33,263 and $184,861, respectively.

See Note 5 relating to options exercised by QVC and warrants granted to DTR and QVC in conjunction with the Amended License Agreement.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1997, 1996 and 1995:

                   Hydron Technologies, Inc. and Subsidiaries

7. Stock Options and Warrants (continued)

                                     1997              1996            1995
                                  ----------------------------------------------
Risk-free interest rate              6.5%               6.5%           6.5%
Expected life                      3 years            3 years        3 years
Expected volatility                   .572               .575           .595
Expected dividend yield                5%               3.34%          2.46%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on proforma net income reflects only the vesting of 1995 awards in 1995 and the vesting of 1996 and 1995 awards in 1996, and the vesting of 1997, 1996 and 1995 awards in 1997, in accordance with Statement No. 123. Because compensation expense associated with the stock option award is recognized over the vesting period, the initial impact of applying Statement No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The effect of Statement No. 123 resulted in a pro forma net loss of $2,606,181 and $2,867,177 for the years ended December 31, 1997 and 1996, respectively, and pro forma net income of $1,435,854 for the year ended December 31, 1995. In addition, the pro forma net loss per share was $.11 and $.13 per share for the years ended December 31, 1997 and 1996, respectively, and pro forma net income per share of $.06 per share for the year ended December 31, 1995.

The weighted average grant-date fair value of options granted during the year ended December 31, 1997 was $.41 for options whose exercise price was greater than the market price on the date of the grant. The weighted average remaining contractual life of all options outstanding at December 31, 1997 was 3.02 years.

                   Hydron Technologies, Inc. and Subsidiaries

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Years ended December 31,
                                                     1997            1996          1995
                                                 ------------------------------------------
Numerator:
  Net income (loss) is both the numerator for
    basic earnings per share (income available
    to common shareholders) and the numerator
    for diluted earnings per share (income
    available to common shareholders after
    assumed conversions)                         $(2,487,701)   $(2,823,977)   $ 1,782,588
                                                 ==========================================

Denominator:
  Denominator for basic earnings per share
    (weighted-average shares)                     24,027,809     22,905,175     22,632,180
  Effect of dilutive securities:
    Stock options and warrants                            --             --        504,282
                                                 ------------------------------------------
  Denominator for dilutive earnings per
    share (adjusted weighted-average)             24,027,809     22,905,175     23,136,462
                                                 ==========================================

Basic earnings per share                         $      (.11)   $      (.12)   $       .08
                                                 ==========================================

Diluted earnings per share                       $      (.11)   $      (.12)   $       .08
                                                 ==========================================

See Note 7 for additional disclosures regarding the stock options and warrants.

Options and warrants to purchase 963,500 and 3,346,805 shares of common stock were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive to the net loss per share for the respective periods. Options and warrants to purchase 1,551,000 shares of common stock were outstanding during 1995, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                   Hydron Technologies, Inc. and Subsidiaries

9. Related Party Transactions

During the years ended December 31, 1997, 1996 and 1995, HyTech paid approximately $68,000, $79,000 and $64,000, respectively, in legal fees to an attorney who was also a director of HyTech until September 1997.

HyTech has also paid a consultant, who was elected as a director in September 1997, advisory fees and expense reimbursements of approximately $92,000, $289,000 and $21,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

10. Commitments

HyTech leases office and warehouse space under noncancelable lease agreements which expire in August 2001 and September 2000, respectively. At December 31, 1997, the future minimum rental payments due under such noncancelable leases are as follows:

                           1998         $   155,000
                           1999             134,000
                           2000             125,000
                           2001              71,000
                                        -----------
                                         $  485,000
                                        ===========

The warehouse lease agreement required a deposit of approximately $385,000 that will be utilized to pay rent and certain expenses during the last half of the lease term. Total rent expense was approximately $258,000, $240,000 and $98,000 in 1997, 1996 and 1995, respectively.

HyTech has employment agreements with two executive officers, providing for their continued employment through April 30, 2003 and August 31, 2004. The combined current annual salaries are approximately $189,000. One agreement provides for annual salary increases of the greater of 5% per year or the annual increase in the CPI. In addition, both agreements provide that salaries may also be increased at the discretion of the Board of Directors.

                   Hydron Technologies, Inc. and Subsidiaries

11. Contingencies

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

On November 4, 1997, HyTech served and filed its answer to the complaint in the Action and asserted counterclaims against Mr. Tauman seeking various relief against him including an award of compensatory and punitive damages of not less than $6,000,000, together with appropriate interest, costs and expenses. In its counterclaims, HyTech seeks a declaration, among other things, that Mr. Tauman breached his employment agreement as a result of wrongful and fraudulent performance of his duties under the contract. Among other allegations, HyTech contends in its counterclaims that Mr. Tauman improperly caused HyTech to make payments of personal expenses upon the submission by Mr. Tauman of false expense reports and receipts, caused HyTech improperly to enter into consulting agreements with members of his family and with friends without Board approval, misrepresented to the Board the financial condition of HyTech and its prospects in order to obtain a grant to himself of bonuses and stock options to which he would otherwise not have been entitled, caused the submission to the Board of false projections of HyTech's revenues in order to cause the Board to declare dividends of which he was a substantial recipient and to approve a share repurchase plan, caused HyTech to pay for accounting services rendered to him and to other members of his family, and intentionally breached his fiduciary duties to HyTech.

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

                                 Hydron Technologies, Inc.
                                 (Registrant)

                                 By: /s/ Richard Banakus
                                     --------------------
                                 Richard Banakus, Interim President

                                 Date: March 25, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

By: /s/ Richard Banakus                      By: /s/ Thomas G. Burns
    ----------------------                       ------------------------
Richard Banakus,                             Thomas G. Burns
Chairman of the Board                        (principal financial and
(principal executive officer)                accounting officer)
Date: March 25, 1998                         Date: March 25, 1998

By: /s/ Mark Egide                           By: /s/ Frank Fiur
    ----------------------                       ------------------------
Mark Egide, Director                         Frank Fiur, Director
Date: March 25, 1998                         Date: March 25, 1998

By: /s/ Charles Fox                          By: /s/ Karen Gray
    ----------------------                       ------------------------
Charles Fox, Director                        Karen Gray, Director
Date: March 25, 1998                         Date: March 25, 1998

By: /s/ Charles Johnston                     By: /s/ Hugues Lamotte
    ----------------------                       ------------------------
Charles Johnston, Director                   Hugues Lamotte, Director
Date: March 25, 1998                         Date: March 25, 1998

By: /s/ Samuel M. Leb                        By: /s/ Richard Tauman
    ----------------------                       ------------------------
Samuel M. Leb, M.D., Director                Richard Tauman, Director
Date: March 25, 1998                         Date: March 25, 1998