Form 10-Q
period 1998-03-31
HYDRON TECHNOLOGIES INC
filed 1998-05-13
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended:  March 31, 1998 or

/ /Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
    For the Period from __________ to __________

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


Number of shares of common stock outstanding as of May 12, 1998:  24,294,816

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    Index



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets --
   March 31, 1998 and December 31, 1997

   Condensed consolidated statements of operations --
   Three months ended March 31, 1998 and 1997

   Condensed consolidated statements of cash flows --
   Three months ended March 31, 1998 and 1997

   Notes to condensed consolidated financial statements --
   March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                               March 31, 1998  December 31, 1997
                                               ---------------------------------
ASSETS                                           (Unaudited)           (Note)
Current assets:
  Cash and cash equivalents                     $  2,418,830     $  2,133,722
  Trade accounts receivable                          379,209          554,476
  Inventories                                      2,425,765        2,798,395
  Prepaid expenses and other
   current assets                                    106,259          131,562
                                                ------------------------------

  Total current assets                             5,330,063        5,618,155
Property and equipment, net                          684,112          734,670
Investment in joint venture                          308,087          288,055
Deferred product costs, less
  accumulated amortization of
  $4,391,325 and $4,313,950 at
  1998 and 1997, respectively                      1,583,104        1,660,479
Deposits                                             427,366          449,984
                                                ------------------------------
                                                $  8,332,732     $  8,751,343
                                                ------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    183,551     $    580,597
  Accrued liabilities                                381,362          313,508
                                                ------------------------------
  Total current liabilities                          564,913          894,105
Shareholders' equity:
  Common stock -- $.01 par value;
   30,000,000 shares authorized;
   24,796,816 shares issued
   and outstanding                                   247,968          247,968
  Additional paid-in capital                      19,231,566       19,231,566
  Accumulated deficit                            (11,280,370)     (11,190,951)
  Treasury Stock, at cost, 251,000 shares           (431,345)        (431,345)
                                                ------------------------------
   Total shareholders' equity                      7,767,819        7,857,238
                                                ------------------------------
                                                $  8,332,732     $  8,751,343
                                                ==============================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                   Three Months Ended March 31, 1998 and 1997


                                                       1998             1997
                                                   -----------------------------
Net sales                                          $ 1,311,218      $ 2,408,204
Cost of sales                                          543,406          997,719
                                                   -----------------------------
Gross profit                                           767,812        1,410,485
                                                   -----------------------------

Expenses:
  Royalty expense                                       55,894          120,964
  Research and development                             118,329           80,643
  Selling, general & administrative                    605,627        1,130,253
  Depreciation & amortization                          128,357          106,136
                                                   -----------------------------
                                                       908,207        1,437,996
                                                   -----------------------------
Operating loss                                        (140,395)         (27,511)

Interest and investment income                          30,944           70,948
Joint venture equity pick-up                            20,032           48,249
                                                   -----------------------------
Income (loss) before income taxes                      (89,419)          91,686
Income tax expense                                          --            2,000
                                                   -----------------------------

Net income (loss)                                  $   (89,419)     $    89,686
                                                   -----------------------------


Basic and diluted earnings per share
  Net income (loss) per common share               $    ( .00)      $       .00
                                                   =============================


            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                   Three Months Ended March 31, 1998 and 1997


                                                         1998           1997
                                                     ---------------------------
Operating activities:
Net cash provided (used) by operating activities     $   285,532    $  (385,010)
                                                     ---------------------------

Investing activities:
  Capital expenditures                                      (424)      (194,941)
                                                     ---------------------------
  Net cash used in
   investing activities                                     (424)      (194,941)
                                                     ---------------------------

Financing activities:
  Proceeds from issuance
   of common stock                                            --         67,500
  Cash dividends paid                                         --       (619,422)
                                                     ---------------------------
  Net cash used in
   financing activities                                       --       (551,922)
                                                     ---------------------------

Net increase (decrease) in cash
  and cash equivalents                                   285,108     (1,131,873)

Cash and cash equivalents at
  beginning of period                                  2,133,722      5,603,708
                                                     ---------------------------

Cash and cash equivalents at
  end of period                                      $ 2,418,830    $ 4,471,835
                                                     ===========================


            See notes to condensed consolidated financial statements.

                     HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)

                                   March 31, 1998

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. ("HyTech"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

Note B -- Inventories

Inventories consist of the following:
                                      March 31, 1998   December 31, 1997
                                      ----------------------------------

Finished goods                          $ 1,367,485       $ 1,731,767
Work in progress                            262,148           270,480
Raw materials and components                796,132           796,148
                                        ------------------------------
                                        $ 2,425,765       $ 2,798,395
                                        ==============================


Note C -- Investment in Joint Venture

On July 19, 1996, in conjunction with the amendment of a licensing agreement between HyTech and QVC, Inc. ("QVC"), a partnership ("New Hydromercial Partners") was formed between HyTech and QVC to assume the activities of a previous joint venture, which includes the promotion and sale of HyTech's Hydron polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial). There were no sales by HyTech to New Hydromercial Partners during the three months ended March 31, 1998. During the three months ended March 31, 1997, HyTech had sales of approximately $9,000 to New Hydromercial Partners. The Infomercial, in its original format, will no longer be aired and was not aired during the three month period ended March 31, 1998. New Hydromercial Partners continues to market to the existing Infomercial customers through a continuity program. In April 1998, HyTech and New Hydromercial Partners entered into an agreement with another company to test market an edited version of the Infomercial (see Note H).

                     HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                    (Unaudited)

                                   March 31, 1998

Note D - Distribution Agreement

HyTech entered into a license agreement with QVC ("QVC License Agreement") in 1993, whereby QVC was granted exclusive rights to market and distribute HyTech's proprietary consumer products using Hydron polymers in the Western Hemisphere. In 1996, HyTech and QVC modified the QVC License Agreement ("Amended License Agreement"), whereby HyTech reacquired certain retail marketing rights to the Hydron product line. Such retail marketing rights include prestige retail channels of distribution such as traditional department and speciality stores, boutique stores and beauty salons, as well as catalog sales. QVC is entitled to receive a commission from HyTech on any such sales. In addition, the Amended License Agreement increased the minimum product purchase requirements QVC must meet, on an annual basis over a two-year term ending May 31, 1998, to maintain its exclusive rights to market Hydron consumer products through direct response television in the Western Hemisphere.

On June 11, 1997, HyTech and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended for one year, commencing as of June 1, 1997.

Under the terms of the Renegotiated License Agreement, QVC must meet certain minimum product purchase requirements during each two-year term of the agreement, including annual minimum product purchase requirements, to maintain its exclusive rights. No obligation exists for QVC to purchase HyTech's product, except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC meets the stipulated minimum product purchase requirements, then the Renegotiated License Agreement renews automatically. If QVC does not meet the minimum product purchase requirements, then HyTech can elect to continue or terminate the Renegotiated License Agreement. HyTech does not expect QVC to meet the minimum product purchase requirements for the current term. Accordingly, HyTech can elect to continue or terminate the Renegotiated License Agreement. HyTech has not decided what action, if any, it plans to take with respect to such agreement. If the Renegotiated License Agreement terminates, HyTech may seek other marketing and distribution arrangements for its products, which may include distribution arrangements with QVC on a nonexclusive basis. Although management believes that there are other avenues for selling its products, including the Hydron catalog, the loss of QVC as a customer would have a material adverse effect on HyTech's business.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1998

Note E - Income Taxes

The tax provision for the three months ended March 31, 1997 represents the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards.

Note F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended March 31,
                                                         1998          1997
                                                    ----------------------------
Numerator:
  Net income (loss) is both the numerator for
    basic earnings per share (income
    available to common shareholders)
    and the numerator for diluted earnings
    per share (income available to common
    shareholders after assumed conversions)         $    (89,419)   $     89,686
                                                    ============================

Denominator:
  Denominator for basic earnings per share
    (weighted-average shares)                         24,294,816      24,035,643
  Effect of dilutive securities: Stock options
    and warrants                                              --          14,429
                                                    ----------------------------

  Denominator for dilutive earnings per
    share (adjusted weighted-average)                 24,294,816      24,050,072
                                                    ============================

Basic earnings per share                            $       (.00)   $        .00
                                                    ============================

Diluted earnings per share                          $       (.00)   $        .00
                                                    ============================


Options and warrants to purchase 963,500 shares of common stock were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive to the net loss per share for the period.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1998

Note G - Contingencies

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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1998

Note H - Subsequent Events

In April 1998, HyTech, New Hydromercial Partners and Guthy-Renker Corporation ("GRC") entered into an agreement, whereby GRC will edit and test market the 30-minute Hydron skincare infomercial previously produced by New Hydromercial Partners (see Note C). Under the terms of the agreement, HyTech and GRC will share equally in the cost of re-editing the original infomercial. HyTech shall be reimbursed for such reediting expenses upon determination of the success of the test marketing. GRC, at its own expense, will test market the edited infomercial on regional broadcast and cable networks nationwide for a period of six to nine months in order to evaluate product sales and re-order rates.

If the test marketing is successful, New Hydromercial Partners will be reimbursed, by GRC, a portion of the cost of producing the original infomercial. GRC will then receive an exclusive license to distribute HyTech products in North America through infomercials, short form commercials, database marketing (excluding current databases), package inserts, space advertising and credit card syndication, subject to certain escalating minimum product and media purchases. GRC will also have non-exclusive rights to sell Hydron products internationally. GRC is specifically excluded from selling Hydron products through television shopping channels and mass retail. GRC will purchase certain products from HyTech to be sold to consumers via television, and will purchase additional non-televised products on a consignment basis.

Upon completion of successful test marketing, HyTech will grant GRC an option to purchase up to 100,000 shares of HyTech's common stock at an exercise price equal to the then current market value. Such option will only be exercisable if GRC meets certain product and media purchase requirements, at the conclusion of the first 12-month period following the test market. The option is exercisable for a period of 5 years. At the conclusion of the first and second year periods, HyTech will grant GRC options to purchase up to an additional 250,000 and 150,000 shares, respectively, under similar terms and conditions.


                                    10 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("HyTech") markets a broad range of consumer and oral health care products using Hydron(R) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. HyTech holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetic products, thereby creating a new moisturizing technology for the personal care/cosmetic and pharmaceutical industries. HyTech sells specialty personal care/cosmetic products, and to a lesser extent oral health care products, most of which are covered by patent, license and royalty agreements. HyTech has entered into a License Agreement with QVC, Inc. ("QVC"), as amended (the "Amended QVC License Agreement"), which gives QVC certain exclusive rights to purchase licensed products from HyTech for sale in the Western Hemisphere. In addition, HyTech has entered into a license agreement with National Patent Development Corp. ("National Patent"), which provides for reciprocal royalty payments based on the sale of certain of each party's products. HyTech is developing other personal care/cosmetic products for consumers using Hydron polymers. HyTech also uses its patented technology as a drug delivery system in proprietary products, in which Hydron polymers act as a drug release mechanism. HyTech intends to continue to explore the efficacy of using its technology for such purposes and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

Substantially all of HyTech's net sales are derived from sales to QVC under the Renegotiated License Agreement. Pursuant to the Renegotiated License Agreement, if QVC fails to meet the stipulated minimum product purchase requirements at the May 31, 1998 measurement date, HyTech alone can elect to continue or terminate the agreement. HyTech believes that QVC will not meet such stipulated minimums prior to May 31, 1998 and has not decided what actions, if any, it plans to take under such circumstances.

Results of Operations

Net sales for the three months ended March 31, 1998 were $1,311,218, a decrease of $1,096,986, or 46%, from net sales of $2,408,204 for the three months ended March 31, 1997. This decrease is attributable in part to an 18% decrease in retail sales of Hydron products sold by QVC during the same periods, and to the sale and delivery in March 1997 of $600,000 in products featured as a special promotion by QVC in April 1997. There were no similar sale and delivery of special promotion products during the three months ended March 31, 1998.

Approximately 80% and 85% of HyTech's sales during the three months ended March 31, 1998 and 1997, respectively, were to QVC and its related entities. Management anticipates that sales to QVC will continue to be a substantial percentage of HyTech's sales and, absent the consummation of marketing or distribution arrangements with third parties other than QVC, HyTech's dependence upon QVC as a substantial customer will remain significant. Any disruption in HyTech's relationship with QVC would have a material adverse effect on the business, financial condition and results of operations of HyTech.

                                    11 of 15

HyTech's gross profit margin for the three months ended March 31, 1998 remained at 59%, the same gross profit margin for the three months ended March 31, 1997. The gross profit margins on sales to QVC and related entities, was 56% and 55% for the three months ended March 31, 1998 and 1997, respectively. The gross profit margins on HyTech's catalog ("Catalog") sales were 71% and 80% for the three months ended March 31, 1998 and 1997, respectively. The decrease in Catalog related gross profit margin relates to a one-time sale of approximately $73,000 at a 44% gross profit margin during the three months ended March 31, 1998.

Research and development ("R&D") expenses reflect HyTech's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended March 31, 1998 were $118,329, an increase of $37,686, or 47%, from R&D expenses of $80,643 for the three months ended March 31, 1997. This increase is the result primarily of approximately $50,000 in clinical studies performed on various products during the three months ended March 31, 1998. No such clinical studies were performed during the three months ended March 31, 1997. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1998 were $605,627, a decrease of $524,626, or 46%, from SG&A expenses of $1,130,253 for the three months ended March 31, 1997. This decrease is attributable primarily to reduced promotional activity involving the Catalog. Total Catalog SG&A expenses for the three months ended March 31, 1998 were $115,160, a decrease of $379,165, or 77%, from Catalog SG&A expenses of $494,325 for the three months ended March 31, 1997. Non-catalog SG&A expenses for the three months ended March 31, 1998 were $490,467, a decrease of $145,461, or 23%, from non-catalog SG&A expenses of $635,928 for the three months ended March 31, 1997. The decrease in non-catalog SG&A expenses was the result primarily of decreased payroll expense.

Interest and investment income for the three months ended March 31, 1998 was $30,944, a decrease of $40,004, or 56%, from interest and investment income of $70,948 for the three months ended March 31, 1997. This decrease is due primarily to lower cash balances. HyTech maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The joint venture equity pick-up for the three months ended March 31, 1998 was $20,032, a decrease of $28,217, or 58%, from the joint venture equity pick-up of $48,249 for the three months ended March 31, 1997. This equity pick-up represents HyTech's proportionate share of New Hydromercial Partner's net income for the same period.


                                    12 of 15

The net loss for the three months ended March 31, 1998 was ($89,419), as compared to net income of $89,686 for the three months ended March 31, 1997. This decrease was the result primarily of the factors discussed above. The net loss for the three months ended March 31, 1998 includes a net profit from Catalog operations of $49,993 and a net loss from non-catalog operations of ($139,412). The net income for the three months ended March 31, 1997 includes a net loss of ($235,556) from Catalog operations and a net profit from non-catalog operations of $325,242.

Liquidity and Financial Resources

HyTech's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at March 31, 1998 and December 31, 1997. Working capital at March 31, 1998 and December 31, 1997 was approximately $4.8 million and $4.7 million, respectively, including cash and cash equivalents of approximately $2.4 million and $2.1 million, respectively. HyTech's increase in cash and cash equivalents was the result primarily of cash flow from operations of approximately $286,000.

Investing activities used $424 and $194,941 for the three months ended March 31, 1998 and 1997, respectively. The investing activities during the three months ended March 31, 1997 consisted primarily of leasehold improvements for the expansion of HyTech's administrative offices.

There were no financing activities during the three months ended March 31, 1998. Financing activities for the three months ended March 31, 1997 of $551,922 related primarily to the payment of dividends. The payment of dividends were suspended by the Board of Directors in September 1997. The payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including HyTech's earnings and financial condition.

Based on HyTech's present cash position, absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D, and HyTech's present business strategy, management believes that HyTech has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements. However, since sales to QVC represent approximately 80% of HyTech's net sales for the three months ended March 31, 1998, termination of the Renegotiated License Agreement or any significant reduction in the volume of sales to QVC would have a material adverse effect on HyTech's business, financial condition and results of operations.

HyTech does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management's strategy has been to enter into marketing, licensing and distribution agreements with third parties (such as QVC and New Hydromercial Partners) which have greater financial resources than those of HyTech and that can enhance HyTech's product introductions with appropriate national marketing support programs.


                                    13 of 15

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

Cautionary Statement Regarding Forward Looking Statements

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding HyTech's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include HyTech's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to HyTech on the date of this Report, and HyTech assumes no obligation to update any such forward looking statement. It is important to note the HyTech's actual results could differ materially from those expressed or implied in such forward looking statements. You should also consult HyTech's Annual Report on Form 10-K for the year ended December 31, 1997 as well as those factors listed from time to time in HyTech's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.



                           Part II - Other Information

Item 1. Legal Proceedings
   See Note G to "Notes to Consolidated Financial Statements"

Item 5. Other Information
   See Note H to "Notes to Consolidated Financial Statements"

Item 6.  Exhibits and Reports on Form 8-K
   None


                                    14 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HYDRON TECHNOLOGIES, INC.



                                                By: /s/ Thomas G. Burns
                                                    -----------------------
                                                Thomas G. Burns
                                                Vice President, Finance and
                                                Chief Financial Officer



Dated:  May 12, 1998


                                    15 of 15