Form 10-Q
period 1998-06-30
HYDRON TECHNOLOGIES INC
filed 1998-08-13
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended: June 30, 1998 or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No.

Number of shares of common stock outstanding as of August 11, 1998: 24,545,816

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

      Condensed consolidated balance sheets -- June 30, 1998 and December 31,
      1997

      Condensed consolidated statements of operations -- Three months ended June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997

      Condensed consolidated statements of cash flows -- Six months ended June 30, 1998 and 1997

      Notes to condensed consolidated financial statements -- June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                               June 30, 1998   December 31, 1997
                                               ---------------------------------

ASSETS                                          (Unaudited)           (Note)
Current assets:
   Cash and cash equivalents                   $  2,634,439       $  2,133,722
   Trade accounts receivable                        409,160            554,476
   Inventories                                    2,384,273          2,798,395
   Prepaid expenses and other
     current assets                                 176,745            131,562
                                               ---------------------------------

   Total current assets                           5,604,617          5,618,155
Property and equipment, net                         631,424            734,670
Investment in joint venture                          46,534            288,055
Deferred product costs, less
   accumulated amortization of
   $4,468,701 and $4,313,950 at
   1998 and 1997, respectively                    1,505,728          1,660,479
Deposits                                            354,642            449,984
                                               ---------------------------------
                                               $  8,142,945       $  8,751,343
                                               =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $    216,014       $    580,597
   Accrued liabilities                              440,887            313,508
                                               ---------------------------------
   Total current liabilities                        656,901            894,105
Shareholders' equity:
   Common stock -- $.01 par value;
     30,000,000 shares authorized;
     24,796,816 shares issued; and
     24,545,816 shares outstanding                  247,968            247,968
   Additional paid-in capital                    19,231,566         19,231,566
   Accumulated deficit                          (11,562,145)       (11,190,951)
   Treasury stock, at cost, 251,000 shares         (431,345)          (431,345)
                                               ---------------------------------
     Total shareholders' equity                   7,486,044          7,857,238
                                               ---------------------------------
                                               $  8,142,945       $  8,751,343
                                               =================================

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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

            Three Months and Six Months Ended June 30, 1998 and 1997

                                 Three months ended             Six months ended
                                       June 30,                     June 30,
                                 1998           1997           1998           1997
                                 ----           ----           ----           ----
Net sales                    $ 1,024,465    $ 2,640,501    $ 2,335,683    $ 5,048,705
Cost of sales                    463,366        936,844      1,006,772      1,934,563
                             -----------    -----------    -----------    -----------
Gross profit                     561,099      1,703,657      1,328,911      3,114,142
                             -----------    -----------    -----------    -----------
Expenses:
  Royalty expense                 63,514        143,291        119,408        264,255
  Research and
    development                  128,826         81,832        247,155        162,475
  Selling, general
    & administrative             572,532      1,407,431      1,178,159      2,537,684
  Depreciation &
    amortization                 128,224        133,261        256,581        239,397
                             -----------    -----------    -----------    -----------
                                 893,096      1,765,815      1,801,303      3,203,811
                             -----------    -----------    -----------    -----------
Operating loss                  (331,997)       (62,158)      (472,392)       (89,669)
Interest income                   36,775         58,110         67,719        129,058
Infomercial equity pick-up        13,447         40,298         33,479         88,547
                             -----------    -----------    -----------    -----------
Income (loss) before
  income taxes                  (281,775)        36,250       (371,194)       127,936
Income tax
  expense                             --             --             --          2,000
                             -----------    -----------    -----------    -----------
Net income (loss)            $  (281,775)   $    36,250    $  (371,194)   $   125,936
                             ===========    ===========    ===========    ===========

Basic and diluted earnings
  per share - Net income
  (loss) per common share    $      (.01)   $       .00    $      (.02)   $       .01

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                     Six Months Ended June 30, 1998 and 1997

                                                       1998             1997
                                                   -----------------------------
Operating activities:
  Net cash provided by (used in)
    operating activities                           $   224,301      $  (452,509)
                                                   -----------------------------

Investing activities:
  Capital expenditures, net                              1,416         (286,805)
  Distribution from joint venture                      275,000               --
  Increase in deferred product costs                        --           (6,633)
                                                   -----------------------------
  Net cash provided by (used in)
    investing activities                               276,416         (293,438)
                                                   -----------------------------

Financing activities:
  Proceeds from issuance
    of common stock, net                                    --           96,250
  Repurchase of common stock                                --         (399,095)
  Cash dividends paid                                       --         (619,421)
                                                   -----------------------------
  Net cash used in
    financing activities                                    --         (922,266)
                                                   -----------------------------

Net increase (decrease) in cash
  and cash equivalents                                 500,717       (1,668,213)

Cash and cash equivalents at
  beginning of period                                2,133,722        5,603,708
                                                   -----------------------------

Cash and cash equivalents at
  end of period                                    $ 2,634,439      $ 3,935,495
                                                   =============================


            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1998

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note B -- Inventories

Inventories consist of the following:

                                           June 30, 1998       December 31, 1997
                                           -------------------------------------

Finished goods                              $1,455,186            $1,731,767
Work in progress                               151,211               270,480
Raw materials and components                   777,876               796,148
                                           -------------------------------------
                                            $2,384,273            $2,798,395
                                           =====================================

Note C -- Investment in Joint Venture

On July 19, 1996, in conjunction with the amendment of a licensing agreement between the Company and QVC, Inc. ("QVC"), a partnership ("New Hydromercial Partners") was formed between the Company and QVC to assume the activities of a previous joint venture, which included the promotion and sale of the Company's Hydron polymer-based skin care line by means of a thirty (30) minute commercial (the "Infomercial"). The Infomercial, in its original format, will no longer be aired and was not aired during the six month period ended June 30, 1998, and there were no sales by the Company to New Hydromercial Partners during the six months ended June 30, 1998. During the three and six months ended June 30, 1997, the Company had sales of approximately $9,000 and $33,000, respectively to New Hydromercial Partners. New Hydromercial Partners continues to market through a continuity program to the customers who made purchases through the original Infomercial.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1998

Note C -- Investment in Joint Venture (continued)

In April 1998, the Company, New Hydromercial Partners and Guthy-Renker Corporation ("GRC") entered into an agreement, whereby GRC agreed to edit and test market the 30-minute Hydron skin care Infomercial previously produced by New Hydromercial Partners. Under the terms of the agreement, the Company and GRC will share equally in the cost of re-editing the original Infomercial. The Company will be reimbursed for such re-editing expenses upon determination of the success of the test marketing. GRC agreed to test market, at its own expense, the re-edited Infomercial on regional broadcast and cable networks nationwide for a period of six to nine months in order to evaluate product sales and re-order rates.

If the test marketing is successful, New Hydromercial Partners will be reimbursed by GRC for a portion of the cost of producing the original Infomercial. GRC will then receive an exclusive license to distribute the Company's products in North America through infomercials, short form commercials, database marketing (excluding current databases), package inserts, space advertising and credit card syndication, subject to certain escalating minimum product and media purchases. GRC will also have non-exclusive rights to sell Hydron products internationally. GRC is specifically excluded from selling Hydron products through television shopping channels and mass retail. GRC will purchase from the Company certain products to be sold to consumers via television, and will purchase additional products not featured in the re-edited Infomercial on a consignment basis.

Upon completion of successful test marketing, the Company has agreed to grant GRC an option to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to the then current market price. Such option will be exercisable only if GRC meets certain product and media purchase requirements during the first 12-month period following the test marketing. The option is exercisable for a period of 5 years. At the conclusion of the first and second year periods following the determination to proceed with the re-edited Infomercial, the Company will grant GRC options to purchase up to an additional 250,000 and 150,000 shares, respectively, under similar terms and conditions.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1998

Note D - Distribution Agreement

The Company entered into a license agreement with QVC ("QVC License Agreement") in 1993, whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. In 1996, the Company and QVC modified the QVC License Agreement ("Amended License Agreement"), whereby the Company reacquired certain retail marketing rights to the Hydron product line. Such retail marketing rights include prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC is entitled to receive a commission from the Company on any such sales. In addition, the Amended License Agreement increased the minimum product purchase requirements QVC must meet, on an annual basis over a two-year term ending May 31, 1998, to maintain its exclusive rights to market Hydron consumer products through direct response television in the Western Hemisphere.

On June 11, 1997, the Company and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended for one year, commencing as of June 1, 1997.

Under the terms of the Renegotiated License Agreement, QVC must meet certain minimum product purchase requirements during each two-year term of the agreement, including annual minimum product purchase requirements, to maintain its exclusive rights. No obligation exists for QVC to purchase the Company's product, except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC meets the stipulated minimum product purchase requirements, then the Renegotiated License Agreement renews automatically. If QVC does not meet the minimum product purchase requirements, then the Company can elect to continue or terminate the Renegotiated License Agreement. Although QVC did not meet the minimum product purchase requirements for the current term ended May 31, 1998, the Company elected to continue the Renegotiated License Agreement. If, in the future, the Renegotiated License Agreement terminates, the Company may seek other marketing and distribution arrangements for its products, which may include distribution arrangements with QVC on a nonexclusive basis. Although management believes that there are other avenues for selling its products, including the Hydron catalog, the loss of QVC as a customer would have a material adverse effect on the Company's business.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1998

Note E - Income Taxes

The tax provision for the six month period ended June 30, 1997 represents the Alternative Minimum Tax due after utilization of the available net operating loss carryforwards.

Note F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                       1998          1997            1998          1997
                                                 ---------------------------------------------------------
Numerator:
  Net income (loss) is both the numerator
    for basic earnings per share (income
    available to common shareholders) and the
    numerator for diluted earnings per share
    (income available to common shareholders
    after assumed conversions or exercise
    of outstanding options and warrants,
    if dilutive)                                 $   (281,755)   $    36,250   $   (371,194)   $   125,936
                                                 =========================================================

Denominator:
  Denominator for basic earnings per share
    (weighted-average shares)                      24,545,816     24,099,069     24,545,816     24,099,069
  Effect of dilutive securities: Stock options
    and warrants                                           --          2,551             --          8,490
                                                 ---------------------------------------------------------
  Denominator for dilutive earnings per share
    (adjusted weighted-average)                    24,545,816     24,101,620     24,545,816     24,107,559
                                                 =========================================================

Basic earnings per share                                $(.01)          $.00          $(.02)          $.01
                                                 =========================================================

Diluted earnings per share                              $(.01)          $.00          $(.02)          $.01
                                                 =========================================================

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1998

Note F - Earnings Per Share (continued)

Options and warrants to purchase 963,500 shares of common stock were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive to the net loss per share for the period.

Note G - Contingencies

On September 30, 1997, Harvey Tauman, formerly Chairman, Chief Executive Officer, President and Treasurer of the Company, whose employment was terminated by the Company on September 19, 1997, commenced an action (the "Action") against the Company in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida. In his complaint in the Action, Mr. Tauman alleges that the Company breached his employment contract upon the termination of his employment and seeks damages of not less than $4,000,000, plus interest and costs. Mr. Tauman also seeks a declaration that his employment was terminated without cause and that he may continue to exercise his stock options for the duration of their term notwithstanding the termination of his employment.

On November 4, 1997, the Company served and filed its answer to the complaint in the Action and asserted counterclaims against Mr. Tauman seeking various relief against him including an award of compensatory and punitive damages of not less than $6,000,000, together with appropriate interest, costs and expenses. In its counterclaims, the Company seeks a declaration, among other things, that Mr. Tauman breached his employment agreement as a result of wrongful and fraudulent performance of his duties under the contract. Among other allegations, the Company contends in its counterclaims that Mr. Tauman improperly caused the Company to make payments of personal expenses upon the submission by Mr. Tauman of false expense reports and receipts, caused the Company improperly to enter into consulting agreements with members of his family and with friends without Board approval, misrepresented to the Board the financial condition of the Company and its prospects in order to obtain a grant to himself of bonuses and stock options to which he would otherwise not have been entitled, caused the submission to the Board of false projections of the Company's revenues in order to cause the Board to declare dividends of which he was a substantial recipient and to approve a share repurchase plan, caused the Company to pay for accounting services rendered to him and to other members of his family, and intentionally breached his fiduciary duties to the Company.

Management is unable, at this time, to estimate the likelihood or scope of liability, if any, it may incur as a result of Mr. Tauman's claims or the likelihood of success of its counterclaims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. (the "Company") markets a broad range of consumer and oral health care products using Hydron(R) polymers, a scientifically-proven moisture attracting ingredient, and also owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on the only known means to suspend the Hydron polymer in a stable emulsion that is cosmetically acceptable for use in personal care/cosmetic products, thereby creating a new moisturizing technology for the personal care/cosmetic and pharmaceutical industries. The Company sells specialty personal care/cosmetic products, and to a lesser extent oral health care products, most of which are covered by patent, license and/or royalty agreements. The Company has entered into a License Agreement with QVC, Inc. ("QVC"), as amended and renegotiated (the "Renegotiated License Agreement"), which gives QVC certain exclusive rights to purchase licensed products from the Company for sale in the Western Hemisphere. In addition, the Company has entered into a license agreement with National Patent Development Corp. ("National Patent"), which provides for reciprocal royalty payments based on the sale of certain of each party's products. The Company is developing other personal care/cosmetic products for consumers using Hydron polymers. The Company also uses its patented technology as a drug delivery system in some of its proprietary products, in which Hydron polymers act as a drug release mechanism. The Company intends to continue to explore the efficacy of using its technology for such purposes and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

Substantially all of the Company's net sales are derived from sales to QVC under the Renegotiated License Agreement. Pursuant to the Renegotiated License Agreement, if QVC fails to meet the stipulated minimum product purchase requirements at any measurement date, the Company alone can elect to continue or terminate the agreement. Although QVC did not meet such stipulated minimums at the May 31, 1998 measurement date, the Company elected to continue the Renegotiated License Agreement.

Results of Operations

Net sales for the three months ended June 30, 1998 were $1,024,465, a decrease of $1,616,036, or 61%, from net sales of $2,640,501 for the three months ended June 30, 1997. Net sales for the six months ended June 30, 1998 were $2,335,683, a decrease of $2,713,022, or 54%, from net sales of $5,048,705 for the six months ended June 30, 1997. These decreases are primarily the result of decreases in sales to QVC. Net catalog sales were $161,822 and $412,454 for the three and six months ended June 30, 1998, respectively as compared to $329,565 and $693,947 for the three and six months ended June 30, 1997, respectively.

Approximately 84% of the Company's sales during both of the three months ended June 30, 1998 and 1997 were to QVC and its related entities. Approximately 82% and 84% of the Company's sales during the six months ended June 30, 1998 and 1997, respectively, were to QVC and its related entities. Management anticipates that sales to QVC will continue to be a substantial percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than QVC, the Company's dependence upon QVC as a substantial customer will remain significant. Any disruption in the Company's relationship with QVC would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's gross profit margin was 55% and 57% for the three and six months ended June 30, 1998, respectively. The gross profit margin was 65% and 62% for the three and six months ended June 30, 1997, respectively. These decreases resulted principally from the sale of approximately $174,000 of sample size products to QVC for promotional activities at a gross margin of approximately 15%. QVC is about to launch two off-air promotions, which include these sample size products, designed to encourage both first-time and continued use of our products. The gross profit margin on the Company's catalog ("Catalog") sales was 84% and 76% for the three and six months ended June 30, 1998, respectively, as compared to 67% and 74% for the three and six months ended June 30, 1997, respectively.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended June 30, 1998 were $128,826, an increase of $46,994, or 57%, from R&D expenses of $81,832 for the three months ended June 30, 1997. Such expenses for the six months ended June 30, 1998 were $247,155, an increase of $84,680, or 52%, from R&D expenses of $162,475 for the six months ended June 30, 1997. These increases resulted primarily from clinical studies performed with respect to various products with costs of approximately $100,000 incurred evenly over the six month period ended June 30, 1998. No such clinical studies were performed during the three or six months ended June 30, 1997. The amount of R&D expenses per year varies, depending on the nature of the Company's development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1998 were $572,532, a decrease of $834,899, or 59%, from SG&A expenses of $1,407,431 for the three months ended June 30, 1997. Such expenses for the six months ended June 30, 1998 were $1,178,159, a decrease of $1,359,525, or 54%, from SG&A expenses of $2,537,684 for the six months ended June 30, 1997.

These decreases in SG&A expenses resulted primarily from reduced advertising and promotional expenses involving the Catalog. Total Catalog SG&A expenses for the three months ended June 30, 1998 were $97,331, a decrease of $665,722, or 87%, from Catalog SG&A expenses of $763,053 for the three months ended June 30, 1997. Total Catalog SG&A expenses for the six months ended June 30, 1998 were $212,491, a decrease of $1,040,711, or 83%, from Catalog SG&A expenses of $1,253,202 for the six months ended June 30, 1997.

SG&A expenses, other than catalog related expenses, for the three months ended June 30, 1998 were $475,201, a decrease of $169,177, or 26%, from non-catalog SG&A expenses of $644,378 for the three months ended June 30, 1997. Total non-catalog SG&A expenses for the six months ended June 30, 1998 were $965,668, a decrease of $318,814, or 25%, from non-catalog SG&A expenses of $1,284,482 for the six months ended June 30, 1997. These decreases in non-catalog SG&A expenses resulted primarily from decreased payroll expense.

Interest and investment income for the three months ended June 30, 1998 was $36,775, a decrease of $21,335, or 37%, from interest and investment income of $58,110 for the three months ended June 30, 1997. Interest and investment income for the six months ended June 30, 1998 was $67,719, a decrease of $61,339, or 48%, from interest and investment income of $129,058 for the six months ended June 30, 1997. These decreases were due primarily to lower cash balances in the 1998 periods compared to the 1997 periods. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The joint venture equity pick-up for the three months ended June 30, 1998 was $13,447, a decrease of $26,851, or 67%, from the joint venture equity pick-up of $40,298 for the three months ended June 30, 1997. Such equity pick-up for the six months ended June 30, 1998 was $33,479, a decrease of $55,068, or 62%, from the joint venture equity pick-up of $88,547 for the six months ended June 30, 1997. This equity pick-up represents the Company's proportionate share of New Hydromercial Partner's net income for the same period.

The net loss for the three months ended June 30, 1998 was ($281,775), as compared to net income of $36,250 for the three months ended June 30, 1997. The net loss for the six months ended June 30, 1998 was ($371,194), as compared to net income of $125,936 for the six months ended June 30, 1997. The decreases in net income resulted primarily from the factors discussed above. The Catalog generated profits of approximately $27,000 and $77,000 for the three and six months ended June 30, 1998, respectively, as compared to net losses of approximately ($572,000) and ($803,000) for the three and six months ended June 30, 1997, respectively.

Liquidity and Financial Resources

The Company's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997. Working capital at June 30, 1998 and December 31, 1997 was approximately $4.9 million and $4.7 million, respectively, including cash and cash equivalents of approximately $2.6 million and $2.1 million, respectively. The Company's increase in cash and cash equivalents was the result primarily of cash flow from operations of approximately $224,000 and a distribution received from New Hydromercial Partners of approximately $275,000.

Investing activities provided net cash of $276,416 for the six months ended June 30, 1998 and used $293,438 for the six months ended June 30, 1997. The investing activities during the six months ended June 30, 1998 consisted primarily of a distribution received from New Hydromercial Partners.

There were no financing activities during the six months ended June 30, 1998. Net cash used in financing activities for the six months ended June 30, 1997 of $922,266 related primarily to the payment of dividends and the acquisition of treasury stock. The payment of dividends was suspended and the stock repurchase program was canceled by the Board of Directors in September 1997. The payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings and financial condition.

Based on the Company's present cash position, absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D, and the Company's present business strategy, management believes that the Company has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements. However, since sales to QVC represent approximately 82% of the Company's net sales for the six months ended June 30, 1998, termination of the Renegotiated License Agreement or any further significant reduction in the volume of sales to QVC would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management's strategy has been to enter into marketing, licensing and distribution agreements with third parties (such as QVC, New Hydromercial Partners and GRC) which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

The effect of inflation has not been significant upon either the operations or financial condition of the Company.

Cautionary Statement Regarding Forward Looking Statements

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward looking statements. You should also consult the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

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

                                        HYDRON TECHNOLOGIES, INC.


                                        By: /s/ Thomas G. Burns
                                        ----------------------------------------
                                        Thomas G. Burns, Vice President,
                                        Finance and Chief Financial Officer

Dated: August 11, 1998