Form 10-Q
period 1998-09-30
HYDRON TECHNOLOGIES INC
filed 1998-11-16
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended: SEPTEMBER 30, 1998 or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the Period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Number of shares of common stock outstanding as of November 13, 1998: 4,910,136

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets -- September 30, 1998 and December 31, 1997

        Condensed consolidated statements of operations -- Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997

        Condensed consolidated statements of cash flows -- Nine months ended September 30, 1998 and 1997

        Notes to condensed consolidated financial statements --
        September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                          ------------------   -----------------
ASSETS                                        (UNAUDITED)           (NOTE)
Current assets:
  Cash and cash equivalents                   $ 2,923,693          $ 2,133,722
  Trade accounts receivable                       399,304              554,476
  Inventories                                   2,248,644            2,798,395
  Prepaid expenses and other
    current assets                                 95,760              131,562
                                              -----------          -----------
  Total current assets                          5,667,401            5,618,155
Property and equipment, net                       582,020              734,670
Investment in joint venture                        49,363              288,055
Deferred product costs, less
  accumulated amortization of
  $4,546,076 and $4,313,950 at
  1998 and 1997, respectively                   1,428,353            1,660,479
Deposits                                          339,984              449,984
                                              -----------          -----------
                                              $ 8,067,121          $ 8,751,343
                                              ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   391,727          $   580,597
  Accrued liabilities                             494,638              313,508
                                              -----------           ----------
  Total current liabilities                       886,365              894,105
Shareholders' equity:
  Common stock -- $.01 par value;
    30,000,000 shares authorized;
    4,960,336 shares issued; and
    4,910,136 shares outstanding                  247,968              247,968
  Additional paid-in capital                   19,231,566           19,231,566
  Accumulated deficit                         (11,867,433)         (11,190,951)
  Treasury stock, at cost, 50,200 shares         (431,345)            (431,345)
                                              -----------          -----------
    Total shareholders' equity                  7,180,756            7,857,238
                                              -----------          -----------
                                              $ 8,067,121          $ 8,751,343
                                              ===========          ===========

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

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                    SEPTEMBER 30,                 SEPTEMBER 30,
                             --------------------------    --------------------------
                                 1998           1997           1998           1997
                             -----------    -----------    -----------    -----------
Net sales                    $   964,539    $ 1,445,484    $ 3,300,222    $ 6,494,189
Cost of sales                    377,827        556,226      1,384,599      2,490,789
                             -----------    -----------    -----------    -----------
Gross profit                     586,712        889,258      1,915,623      4,003,400
                             -----------    -----------    -----------    -----------
Expenses:
  Royalty expense                 53,112         84,787        172,520        349,042
  Research and
    development                   80,647         84,172        327,802        246,647
  Selling, general
    & administrative             670,991      1,830,249      1,849,150      4,367,933
  Depreciation &
    amortization                 128,429        133,441        385,010        372,838
                             -----------    -----------    -----------    -----------
                                 933,179      2,132,649      2,734,482      5,336,460
                             -----------    -----------    -----------    -----------
Operating loss                  (346,467)    (1,243,391)      (818,859)    (1,333,060)
Interest income                   38,350         42,782        106,069        171,840
Infomercial equity pick-up         2,829        (60,821)        36,308         27,726
                             -----------    -----------    -----------    -----------
Loss before
    income taxes                (305,288)    (1,261,430)      (676,482)    (1,133,494)
Income tax
  expense (benefit)                 --           (2,000)          --             --
                             -----------    -----------    -----------    -----------
Net loss                     $  (305,288)   $(1,259,430)   $  (676,482)   $(1,133,494)
                             ===========    ===========    ===========    ===========

Basic and diluted earnings
  per share - Net loss
  per common share           $      (.06)   $      (.26)   $      (.14)   $      (.23)

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                       1998             1997
                                                    -----------     -----------
Operating activities:
  Net cash provided by (used in)
    operating activities                            $   515,205     $  (787,265)
                                                    -----------     -----------
Investing activities:
  Capital expenditures, net                                (234)       (313,276)
  Distribution received from joint venture              275,000            --
  Increase in deferred product costs                       --            (6,633)
                                                    -----------     -----------
  Net cash provided by (used in)
    investing activities                                274,766        (319,909)
                                                    -----------     -----------
Financing activities:
  Proceeds from issuance
    of common stock, net                                   --            96,250
  Repurchase of common stock                               --          (431,345)
  Cash dividends paid                                      --        (1,233,918)
                                                    -----------     -----------
  Net cash used in
    financing activities                                   --        (1,569,013)
                                                    -----------     -----------
Net increase (decrease) in cash
  and cash equivalents                                  789,971      (2,676,187)

Cash and cash equivalents at
  beginning of period                                 2,133,722       5,603,708
                                                    -----------     -----------
Cash and cash equivalents at
  end of period                                     $ 2,923,693     $ 2,927,521
                                                    ===========     ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

All common shares and per share amounts have been adjusted to give retroactive effect to a one-for-five reverse stock split which became effective on October 16, 1998. (See Note G).

NOTE B -- INVENTORIES

Inventories consist of the following:

                                      SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                      ------------------      -----------------
Finished goods                            $ 1,239,254            $ 1,731,767
Work in progress                              194,814                270,480
Raw materials and components                  814,576                796,148
                                          -----------            -----------
                                          $ 2,248,644            $ 2,798,395
                                          ===========            ===========

NOTE C -- INVESTMENT IN JOINT VENTURE

On July 19, 1996, in conjunction with the amendment of a licensing agreement between the Company and QVC, Inc. ("QVC"), a partnership ("New Hydromercial Partners") was formed between the Company and QVC to assume the activities of a previous joint venture, which included the promotion and sale of the Company's Hydron polymer-based skin care line by means of a thirty (30) minute commercial (the "Infomercial"). The Infomercial, in its original format, will no longer be aired and was not aired during the nine month period ended September 30, 1998, and there were no sales by the Company to New Hydromercial Partners during the nine months ended September 30, 1998. During the three and nine months ended September 30, 1997, the Company had sales of approximately $9,000 and $33,000, respectively to New Hydromercial Partners. New Hydromercial Partners continues to market through a continuity program to the customers who made purchases through the original Infomercial.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE C -- INVESTMENT IN JOINT VENTURE (continued)

In April 1998, the Company, New Hydromercial Partners and Guthy-Renker Corporation ("GRC") entered into an agreement, whereby GRC agreed to edit and test market the 30-minute Hydron skin care Infomercial previously produced by New Hydromercial Partners. Based on the results of the test market, completed in August 1998, GRC and the Company have decided not to devote any additional resources to this project at this time. During the three and nine months ended September 30, 1998, the Company had sales of approximately $36,000 to GRC relating to the test marketing of the infomercial. In addition, the Company's share of the re-editing costs were approximately $31,000, and are included in Selling, General and Administrative expenses for the three and nine months ended September 30, 1998.

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

On June 11, 1997, the Company and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the two-year term of the Amended License Agreement was extended for one year, commencing as of June 1, 1997.

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

                               SEPTEMBER 30, 1998

NOTE D -- DISTRIBUTION AGREEMENT (continued)

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

NOTE E - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                   1998            1997          1998           1997
                                                -----------    -----------    -----------    -----------
Numerator:
 Net income (loss) is both the numerator
   for basic earnings per share (income
   available to common shareholders) and the
   numerator for diluted earnings per share
   (income available to common shareholders
   after assumed conversions or exercise
   of outstanding options and warrants,
   if dilutive)                                 $  (305,288)   $(1,259,430)   $  (676,482)   $(1,133,494)
                                                ===========    ===========    ===========    ===========
Denominator:
 Denominator for basic earnings per share
   (weighted-average shares)                      4,910,136      4,928,065      4,910,136      4,928,065
 Effect of dilutive securities: Stock options
   and warrants                                        --             --             --             --
                                                -----------    -----------    -----------    -----------
 Denominator for dilutive earnings per share
   (adjusted weighted-average)                    4,910,136      4,928,065      4,910,136      4,928,065
                                                ===========    ===========    ===========    ===========

Basic earnings per share                        $      (.06)   $      (.26)   $      (.14)   $      (.23)
                                                ===========    ===========    ===========    ===========

Diluted earnings per share                      $      (.06)   $      (.26)   $      (.14)   $      (.23)
                                                ===========    ===========    ===========    ===========

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE E - EARNINGS PER SHARE (continued)

Options and warrants to purchase 194,700 shares of common stock were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive to the net loss per share for the periods.

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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE G - SUBSEQUENT EVENTS

On October 1, 1998, shareholders approved a one-for-five reverse split of the Company's common stock, which had been previously authorized by the Company's Board of Directors. This reverse stock split, which became effective on October 16, 1998, reduced the number of shares outstanding from 24,545,816 to 4,910,136. The number of authorized shares and the par value of the common stock remain at 30,000,000 shares and $.01 per share, respectively. All references in the financial statements to the number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the reduced number of common shares outstanding.

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

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1998 were $964,539, a decrease of $480,945, or 33%, from net sales of $1,445,484 for the three months ended September 30, 1997. Net sales for the nine months ended September 30, 1998 were $3,300,222, a decrease of $3,193,967, or 49%, from net sales of $6,494,189 for the nine months ended September 30, 1997. These decreases are primarily the result of decreases in sales to QVC. Net catalog sales were $167,650 and $580,104 for the three and nine months ended September 30, 1998, respectively as compared to $309,249 and $1,099,877 for the three and nine months ended September 30, 1997, respectively.

Approximately 83% and 79% of the Company's sales during the three months ended September 30, 1998 and 1997, respectively, were to QVC and its related entities. Approximately 82% and 83% of the Company's sales during the nine months ended September 30, 1998 and 1997, respectively, were to QVC and its related entities. Management anticipates that sales to QVC will continue to be a substantial percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than QVC, the Company's dependence upon QVC as a substantial customer will remain significant. Any disruption in the Company's relationship with QVC would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's gross profit margin was 61% and 62% for the three months ended September 30, 1998 and 1997, respectively. The gross profit margin was 58% and 62% for the nine months ended September 30, 1998 and 1997, respectively. These decreases resulted principally from the sale of approximately $248,000 of sample size products to QVC for promotional activities at a gross margin of approximately 15%. The gross profit margin on the Company's catalog ("Catalog") sales was 84% and 77% for the three months ended September 30, 1998 and 1997, respectively, and 78% and 79% for the nine months ended September 30, 1998 and 1997, respectively.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended September 30, 1998 were $80,647, a decrease of $3,525, or 4%, from R&D expenses of $84,172 for the three months ended September 30, 1997. Such expenses for the nine months ended September 30, 1998 were $327,802, an increase of $81,155, or 33%, from R&D expenses of $246,647 for the nine months ended September 30, 1997. The increase for the nine months ended September 30, 1998 resulted primarily from clinical studies performed with respect to various products with costs of approximately $100,000 incurred during the first six months of fiscal 1998. No such clinical studies were performed during the three or nine months ended September 30, 1997. The amount of R&D expenses per year varies, depending on the nature of the Company's development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1998 were $670,991, a decrease of $1,159,258, or 63%, from SG&A expenses of $1,830,249 for the three months ended September 30, 1997. Such expenses for the nine months ended September 30, 1998 were $1,849,150, a decrease of $2,518,783, or 58%, from SG&A expenses of $4,367,933 for the nine months ended September 30, 1997.

These decreases in SG&A expenses resulted primarily from reduced advertising and promotional expenses involving the Catalog. Total Catalog SG&A expenses for the three months ended September 30, 1998 were $128,010, a decrease of $560,824, or 81%, from Catalog SG&A expenses of $688,834 for the three months ended September 30, 1997. Total Catalog SG&A expenses for the nine months ended September 30, 1998 were $340,501, a decrease of $1,601,535, or 82%, from Catalog SG&A expenses of $1,942,036 for the nine months ended September 30, 1997.

SG&A expenses, other than catalog related expenses, for the three months ended September 30, 1998 were $542,981, a decrease of $598,434, or 52%, from non-catalog SG&A expenses of $1,141,415 for the three months ended September 30, 1997. Total non-catalog SG&A expenses for the nine months ended September 30, 1998 were $1,508,649, a decrease of $917,248, or 38%, from non-catalog SG&A expenses of $2,425,897 for the nine months ended September 30, 1997. These decreases in non-catalog SG&A expenses resulted primarily from decreased payroll expense and lower legal expense. Legal expenses incurred during the nine months ended September 30, 1998 pertaining to the current litigation are substantially lower than the legal expenses incurred during the nine months ended September 30, 1998 pertaining a dispute between the Company and certain shareholders (including then current directors of the Company) who were members of a group ("the 13D Group").

Interest and investment income for the three months ended September 30, 1998 was $38,350, a decrease of $4,432, or 10%, from interest and investment income of $42,782 for the three months ended September 30, 1997. Interest and investment income for the nine months ended September 30, 1998 was $106,069, a decrease of $65,771, or 38%, from interest and investment income of $171,840 for the nine months ended September 30, 1997. These decreases were due primarily to lower cash balances in the 1998 periods compared to the 1997 periods. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended September 30, 1998 was $305,288, as compared to a net loss of $1,259,430 for the three months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 was $676,482, as compared to a net loss of $1,133,494 for the nine months ended September 30, 1997. The decreases in the net losses resulted primarily from the factors discussed above. The Catalog generated profits of approximately $0 and $77,000 for the three and nine months ended September 30, 1998, respectively, as compared to net losses of approximately ($486,917) and ($1,180,227) for the three and nine months ended September 30, 1997, respectively.

LIQUIDITY AND FINANCIAL RESOURCES

The Company's overall financial condition remains consistent as reflected in the Condensed Consolidated Balance Sheets at September 30, 1998 and December 31, 1997. Working capital at September 30, 1998 and December 31, 1997 was approximately $4.8 million and $4.7 million, respectively, including cash and cash equivalents of approximately $2.9 million and $2.1 million, respectively. The Company's increase in cash and cash equivalents was the result primarily of cash flow from operations of approximately $515,000 and a distribution received from New Hydromercial Partners of approximately $275,000.

Investing activities provided net cash of $274,766 for the nine months ended September 30, 1998 and used $319,909 for the nine months ended September 30, 1997. The investing activities during the nine months ended September 30, 1998 consisted primarily of a distribution received from New Hydromercial Partners.

There were no financing activities during the nine months ended September 30, 1998. Net cash used in financing activities for the nine months ended September 30, 1997 of $1,569,013 related primarily to the payment of dividends and the acquisition of treasury stock. The payment of dividends was suspended and the stock repurchase program was canceled by the Board of Directors in September 1997. The payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings and financial condition.

Based on the Company's present cash position, absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D, and the Company's present business strategy, management believes that the Company has adequate resources to meet normal, recurring obligations as they become due. Further, in view of the thirty day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements. However, since sales to QVC represent approximately 82% of the Company's net sales for the nine months ended September 30, 1998, termination of the Renegotiated License Agreement or any further significant reduction in the volume of sales to QVC would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has determined that it will need to modify or replace certain portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. Management does not expect that this project will have a significant effect on operations. While The Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which The Company's systems and operations rely will be converted on a timely basis and will not have a material effect on The Company. The cost of the Year 2000 initiatives is not expected to be material to The Company's results of operations or financial position.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
    See Note F to "Notes to Consolidated Financial Statements"

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Shareholders ("Meeting") of Hydron Technologies, Inc. was held on October 1, 1998.

b) The second item of business was the approval of an amendment to the Company's Certificate of Incorporation to effect a one for five reverse stock split of the Company's common stock. The results of the voting on this resolution were as follows: 18,861,980 votes for, 2,827,693 votes against and 117,808 votes abstained. A majority of the shares voting at the Meeting having been cast in favor of the resolution, the resolution was duly passed.

c) The third item of business was the approval of an amendment to the Company's Certificate of Incorporation to authorize up to 5,000,000 share of preferred stock. The results of the voting on this resolution were as follows: 12,450,502 votes for, 1,734,625 votes against and 116,252 votes abstained. A majority of the shares outstanding having been cast in favor of the resolution, the resolution was duly passed.

d) The final item of business was the proposal to ratify the appointment of Ernst & Young LLP, the independent certified public accountants for the Company, for the current fiscal year. The results of the voting on this resolution were as follows: 20,706,582 votes for, 137,402 votes against and 163,497 votes abstained. A majority of the shares voting at the Meeting having been cast in favor of the resolution, the resolution was duly passed.

                  SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

Shareholders who wish to present proposals at the 1999 Annual Meeting of Shareholders must do so in writing which must be received by the Secretary of the Company at the address set forth on the first page of the Form 10-Q no later than April 26, 1999 in order for such proposals to be considered for inclusion in the Company's proxy statement relating to that meeting. In addition, the proxy solicited by the Board of Directors for the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any shareholder proposal presented at the meeting, unless the Company is provided with notice of such proposal no later than July 11, 1999.

ITEM 5.  OTHER INFORMATION

    On November 13, 1998, the Company was notified by the Nasdaq Stock Market, Inc. that its shares will no longer be listed on the Nasdaq National Market due to noncompliance with the market value of public float requirement. Effective with the opening of business on November 18, 1998, the Company's shares will be listed on the Nasdaq SmallCap Market under the symbol HTEC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HYDRON TECHNOLOGIES, INC.

                                     BY: /s/ THOMAS G. BURNS
                                         ---------------------------------------
                                             Thomas G. Burns, Vice President,
                                             Finance and Chief Financial Officer

Dated: November 13, 1998

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
------          -----------

  27            Financial Data Schedule