Form 10-K
period 1998-12-31
HYDRON TECHNOLOGIES INC
filed 1999-03-31
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $4,683,602 based upon the closing price of $1.0625 on March 25, 1999.

     Number of shares of Common Stock outstanding as of March 25, 1999:
4,910,136

                    Documents Incorporated by Reference: None

                                     PART I

All information in this Form 10-K has been retroactively adjusted to give effect to a one-for-five reverse stock split (the "Split") of Hydron Technologies, Inc.'s issued and outstanding common stock, par value $.01 per share ("Common Stock") effected on October 19, 1998.

ITEM 1. BUSINESS

INTRODUCTION

         Hydron Technologies, Inc. ("the Company"), a New York corporation organized on January 30, 1948, maintains its principal office at 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431 and its telephone number is (561) 994-6191.

         The Company markets a broad range of consumer and oral health care products using a moisture attracting ingredient (the "Hydron(R) polymers"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what management believes, is the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent, oral care products for dental professionals. The Company is developing other personal care/cosmetic products for consumers using Hydron polymers and is using its patented technology as a drug delivery system in one of its proprietary products, in which Hydron polymers act as a drug release mechanism. The Company intends to continue to explore the efficacy of using its technology for such purposes and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that, because of their unique properties, products that utilize Hydron polymers have the potential for wide acceptance in consumer and professional health care markets.

CONSUMER PRODUCTS

         The Company has been engaged in the development of various consumer products using Hydron polymers since 1966. The Company's products are designed to address concerns about aging, and include Hydron skin care, hair care, bath and body, sun care and over-the-counter pharmaceutical lines.

         The Company launched four new consumer products in Fiscal 1998, bringing the total number of individual products available to thirty-seven in the following product lines: skin care (20 products), hair care (7 products), bath and body (7 products), sun care (2 products) and over-the-counter pharmaceutical (1 product). These products are also packaged into collections and sold at a discounted price. The majority of the products are presently being sold to and marketed by QVC, Inc. ("QVC") and all of the products are sold directly by the Company to consumers through the Company's Hydron Catalog ("Catalog').

         Management believes that the Company's product lines are unique and offer the following competitive benefits: they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water; they are oxygen-permeable, allow the skin to breathe and leave no greasy afterfeel; they do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients. The Company's products are dermatologist tested and approved for all skin types, and products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner. See "Patented Technology."

PROFESSIONAL PRODUCTS

         The Company markets its hand and body moisturizer, on a limited basis, directly to health care professionals. Management believes that the product's hydrophilic properties create a moisturizing film that helps protect health care workers' hands against the irritation and minor allergic reactions that often accompany prolonged use of latex gloves and frequent hand washing, including dryness, itching and scaling.

         The Company has reformulated six of its most popular products in an effort to market skin care products directly to dermatologists and their patients. The Company conducted a focus study involving dermatologists in November 1997, which indicated that there was a market for these products and that the marketing approach was acceptable to the dermatologists. A pilot test is scheduled for the second quarter of 1999 to test the viability of this marketing concept.

         The Company has also developed and markets a group of Hydron polymer-based products for dental professionals under the Hydrocryl brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron polymer-based products gives them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl brand name products were minimal in Fiscal 1998, Fiscal 1997 and Fiscal 1996.

TOPICAL DRUG DELIVERY SYSTEM

         Management believes that the Company's patented Hydron emulsion system enhances the effectiveness of over-the-counter medications applied to the skin. The system is designed to deposit a uniform film on the skin's surface and to have a relatively low affinity for the drug associated with the application. The emulsion system is moisture-resistant so that it is not degraded by perspiration or sebaceous oils, but is oxygen permeable. Management believes that the Hydron system has a number of advantages over lotions; it promotes hydration of the stratum corneum, which improves penetration into the skin's pores and has good tactility and flexibility. The system has also been developed to be free from greasiness, brittleness, tackiness, gumminess or oiliness, to make it comfortable on the skin and to be resistant to inks, dyes, oils and other materials with which the treated skin may come in contact. The Company currently markets an over-the-counter topical analgesic for the relief of minor arthritis and sore muscle pain.

AGREEMENT WITH QVC

         In December 1993, the Company entered into a license agreement with QVC ("QVC License Agreement"), whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in North, Central and South America ("Western Hemisphere"), through a variety of retail channels, including its electronic retail cable television program, other forms of electronic retailing such as infomercials (program-length commercials) and direct response television advertising, and conventional retail distribution. The QVC License Agreement specifically excludes the marketing of the Company's professional products, use of the Company's patented technology as a drug delivery system and products specifically geared to the health care field.

         The initial two-year term of the QVC License Agreement ran through April 1996, and the term was automatically renewable for additional two-year terms if QVC purchased certain escalating minimum quantities of product. QVC met the minimum product purchase requirements in order to maintain such exclusive rights for the initial two year term of the contract, and the term of the QVC License Agreement was renewed.

         In connection with the execution and delivery of the QVC License Agreement, the Company also entered into a Warrant Purchase Agreement whereby the Company issued two warrants ("Initial QVC Warrants") to QVC to purchase an aggregate of 100,000 shares of the Company's Common Stock at $12.50 per share. QVC was also granted anti-dilution and registration rights for the shares of Common Stock issuable upon exercise of the warrants. The Initial QVC Warrants were exercised on July 19, 1996 in connection with an amendment of the QVC License Agreement ("Amended License Agreement"). Under the terms of the Amended License Agreement, effective as of May 31, 1996, the Company reacquired certain retail marketing rights to the Hydron product line. Such retail marketing rights include prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. In addition, the Amended License Agreement increased the minimum product purchase requirements QVC must meet, on an annual basis over a two-year term ending May 31, 1998, to maintain its exclusive rights to market Hydron consumer products through direct response television in the Western Hemisphere. Products sold to QVC or its affiliates for resale through infomercials are excluded from the calculation of such minimum purchase levels. The Amended License Agreement requires the Company to pay QVC a royalty on the Company's retail sales of consumer products in the Western Hemisphere and decreased the prices at which the Company is required to sell Hydron brand consumer products to QVC.

         In conjunction with the execution and delivery of the Amended License Agreement, QVC paid the Company $1.25 million upon the exercise of the Initial QVC Warrants. Further, the Company granted a warrant to QVC to purchase an additional 100,000 shares of the Company's Common Stock at $13.75 per share, exercisable for a period of five years ("Additional QVC Warrant"). QVC has agreed to a standstill provision not to purchase additional shares of the Company's Common Stock, except upon exercise of the Additional QVC Warrant, without the consent of the Company.

         Pursuant to the Amended License Agreement, and as part of the overall transaction with QVC, the Company granted DTR Associates ("DTR"), a Massachusetts limited partnership, an option to purchase 300,000 shares of the Company's Common Stock at the purchase price of $.05 per share ("DTR Option"). DTR had previously introduced the Company to QVC, held certain retail distribution rights for Hydron products and was receiving a royalty payment from QVC on net sales of Hydron products sold via direct response television. In return for the DTR Option, DTR's right to receive such royalty payments was terminated and DTR relinquished its retail distribution rights. As a result of the Company's granting of the DTR Option, the Company incurred a one-time non-cash charge against earnings of approximately $3.1 million ("Distribution Agreement Expense"). DTR exercised its option in January 1997.

         Also in connection with the Amended License Agreement, the Company, through its wholly-owned subsidiary, Hydron Direct, Inc., entered into an agreement with QDirect Ventures, Inc., an affiliate of QVC, Inc., to form a new joint venture, known as New Hydromercial Partners, to promote and sell Hydron products by means of a full length program commercial. SEE "Marketing-Infomercial."

         On June 11, 1997, the Company and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended for one year, with the next two year term commencing on June 1, 1997.

         Under the terms of the Renegotiated License Agreement, QVC must meet certain minimum product purchase requirements during each two year term of the agreement, including annual minimum product purchase requirements, to maintain its exclusive rights. No obligation exists for QVC to purchase the Company's product, except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC meets the stipulated minimum product purchase requirements, then the Renegotiated License Agreement renews automatically. Management does not believe that QVC will meet the stipulated minimum product purchase requirements for the term ending May 31, 1999. If QVC does not meet the minimum product purchase requirements, then the Company alone can elect to continue or terminate the Renegotiated License Agreement. If the Renegotiated License Agreement terminates, the Company may seek other marketing and distribution arrangements for its products, which may include distribution arrangements with QVC on a nonexclusive basis. Although management believes that there are other avenues for selling its products, including the Hydron Catalog, the loss of QVC as a customer would have a material adverse effect on the Company's business.

         In January 1998, the Company retained Lauren Anderson to be the new Company spokesperson for the Hydron Care shows on QVC. Ms. Anderson spent 23 years with Estee Lauder rising to the position of Vice President of Training. For the past seven years, Ms. Anderson has owned her own consulting firm, designing training and sales programs for leading companies such as Givenchy, Chanel, Yves St. Laurent, la prairie and Donna Karan. Ms. Anderson was under contract with Hydron through December 1998. She is now performing the spokesperson function on a month to month basis.

MARKETING AND SALES

         The Company's products are currently sold in the United States exclusively through direct response television and catalog sales, and to a lesser degree, internationally through conventional retail stores. During the fiscal year ended December 31, 1998 ("Fiscal 1998"), substantially all of the Company's sales were made to QVC, the world's largest electronic retailer, pursuant to a license agreement with QVC. SEE " Agreement with QVC."

         - DIRECT RESPONSE TELEVISION

         Management believes that marketing Hydron products initially through direct response television has afforded the Company several advantages over conventional in-store retailing, including: cash flow that has enabled the Company to finance, internally, product development and new marketing activities, the ability to take advantage of time-sensitive opportunities by moving products to market quickly, and the ability to conduct real time market research, which can allow management to make marketing decisions quickly and cost effectively.

         The Company's personal care products are presently marketed through direct response television in the United States exclusively by QVC, whose programming is transmitted live on cable television to approximately sixty seven million homes. The sales of the Company's products to QVC are not conditioned upon QVC's sale and shipment of the products to the ultimate consumer. Sales of the Company's products to QVC, and its affiliates, accounted for approximately 79%, 82%, 97%, 98% and 98% of the Company's total sales for Fiscal 1998, the fiscal years ended December 31, 1997 ("Fiscal 1997"), December 31, 1996 ("Fiscal 1996"), December 31, 1995
("Fiscal 1995"), and December 31, 1994 ("Fiscal 1994"), respectively. Although management believes that there are other avenues for selling its products, including attempting to reach the existing Hydron customer base utilizing various marketing methods, the loss of QVC as a customer would have a material adverse effect on the Company's business.

         Hydron products have been marketed on QVC through regularly scheduled "Hydron Care" hours since April 1994. The hour-long, live broadcasts generally feature most currently available products, which are sold individually or in collections (packaging of products in various combinations). The majority of QVC's sales of Hydron products occur in connection with this on-air marketing, although QVC customers may purchase the products outside these "Hydron Care" hours. These off-air sales, or back-end sales, are considered primarily re-order sales. The following information pertains to retail sales of Hydron products sold by QVC to consumers in Fiscal 1998, 1997, 1996, 1995, and 1994, respectively:

                                               1998         1997         1996         1995          1994
   QVC Retail Sales, in millions              $ 9.9       $ 17.0       $ 16.6       $ 21.2         $16.3
   Percentage increase (decrease)             (42 %)         4 %        (22 %)        33 %             -
   Percent of on-air retail sales              63 %         68 %         63 %         69 %          80 %
   Percent of back-end retail sales            37 %         32 %         37 %         31 %          20 %

         Retail sales of Hydron products by QVC are affected primarily by the amount of hours provided by QVC, the quality of such hours (e.g., time of day or day of the week), new product introductions, competitive products offered by QVC and the effectiveness of the host and spokesperson.

         In Fiscal 1998, the Company expanded its product lines from forty-six items (sku's) in Fiscal 1997 to fifty-one items (sku's) in Fiscal 1998. At December 31, 1998, the product lines marketed on QVC consisted of skin care (32 sku's), hair care (7 sku's) bath and body (10 sku's) and sun care (2 sku's). Such products can be purchased on QVC individually (37 sku's) or in kits or collections (14 sku's). The Company is currently reviewing its product line distribution and is now emphasizing the skin care line of products to a greater extent.

         - CATALOG SALES

         In November 1996, the Company opened a new channel of distribution for Hydron products with the launch of the Catalog. This full color Catalog offers the Company's personal care products for sale directly to consumers. The Catalog also provides information on new Hydron products, educates consumers on proper skin and hair care and facilitates re-ordering. Prior to September 19, 1997, the Catalog was marketed through sports marketing, print advertising and community events. Since the fourth quarter of Fiscal 1997, management has significantly reduced the direct expenses associated with the Catalog and is currently exploring new ways to enhance Catalog operations.

         The Company also markets the Catalog to its shareholders, who presently receive a twenty-five percent discount on all purchases. Consumers can order Hydron products or a Hydron Catalog by calling 1-800-4-HYDRON (1-800-449-3766) or by visiting the Company's web site at http://www.hydron.com.

         - INFOMERCIAL

         New Hydromercial Partners ("Infomercial Partnership") is an equal partnership between the Company and QVC, which promotes and sells the Company's Hydron polymer-based skin care products through a thirty minute commercial ("Infomercial"), which the Infomercial Partnership produced. Although the Infomercial is not currently being aired, it has been shown on regional and national cable networks, at various times, since September 1995. The Infomercial Partnership continues to market to the existing Infomercial customers through a continuity program. Management is currently reviewing the options available in reviving the Infomercial concept.

         - RETAIL STORES

         Under the terms of the Company's amended agreement with QVC (SEE "Agreement with QVC"), the Company is permitted to market Hydron brand products through most conventional retail outlets, excluding mass merchandisers. Although management is reviewing the available retail distribution options, at the present time, the Company does not intend to enter into retail outlet distribution in the United States in Fiscal 1999.

         The Company has an agreement with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products in retail stores in Australia and New Zealand. Sales to Doctors Formula Pty. Ltd. in Fiscal 1998, Fiscal 1997 and Fiscal 1996 were minimal.

AGREEMENT WITH NATIONAL PATENT

         Pursuant to the terms of an agreement ("Patent Agreement") with National Patent Development Corporation ("National Patent"), the Company has the exclusive worldwide rights to market products using Hydron polymers in the oral health, personal care/cosmetic and other consumer product fields, the areas in which the Company has been concentrating its research and development efforts. The Company also has exclusive worldwide rights to utilize Hydron polymers in its topical delivery system for non-prescription drugs only. National Patent has the exclusive worldwide rights to market prescription drugs and medical devices using Hydron polymers. Furthermore, each company has the right to exploit products with Hydron polymers not in the other's exclusive fields. Products that are not developed by the Company could be developed by National Patent, and could benefit the Company through the payment of royalties as required under the Patent Agreement.

         The Patent Agreement requires the Company to pay a 5% royalty to National Patent based on the net sales of products containing the Hydron polymer. Additionally, National Patent is required to pay the Company a 5% royalty on its net sales of Hydron polymer-based products, except with respect to certain excluded products. In the area of prescription and nonprescription drugs using Hydron polymers as a drug release mechanism, both the Company and National Patent have agreed to pay the other a royalty equal to 5% of net sales received from third parties with regard to such products developed. In addition, each will pay the other 25% of any up-front license fees, royalties or similar payments received from third parties with regard to such products developed in the area of nonprescription drugs. For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, the Company paid or accrued royalties to National Patent of approximately $190,000, $330,000, $387,000, $338,000 and $387,000, respectively.
The Company has not received any royalties from National Patent during these periods.

FOREIGN OPERATIONS

         Direct foreign sales by the Company have never been significant as a percentage of consolidated net sales. From 1995 to 1997, the Company marketed its products in Europe through a QVC affiliate in the United Kingdom. In 1996, the Company signed an agreement for conventional retail sales with Doctors Formula Pty. Ltd., an Australia-based health and beauty products distributor. Management is reviewing other opportunities to exploit its consumer products through various retail marketing and distribution methods in regions not covered under agreements with QVC, although no other marketing and distribution methods are currently being used and there can be no assurance that any will be used in the future.

MANUFACTURING AND RAW MATERIALS

         Hydron polymer-based products are manufactured exclusively for the Company by independent third parties. Although the Company has used principally one manufacturer of cosmetic products because of the quality of its products and reasonable cost, the Company and this manufacturer have established relationships with other third party cosmetic manufacturers who could produce the Company's cosmetic products should increased capacity be required. To date, contract manufacturing has allowed the Company to meet inventory requirements in a timely manner. All raw material and packaging components for the Company's consumer and professional product lines are readily available to the Company from a variety of sources.

         The Company is not dependent on any sole manufacturer except National Patent, which has agreed to make the Hydron polymer available to the Company as needed, and to provide the Company with all manufacturing procedures, including know-how, and render necessary and reasonable technical assistance should National Patent be unable to meet the Company's requirements for the Hydron polymer. The loss of National Patent as a supplier or a reduction in the availability of the Hydron polymer would have a material adverse effect on the Company's business.

INVENTORY

         The Company did not have any backorder of firm booked orders as of December 31, 1998, and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders are placed by QVC after it determines its programming, and therefore, fluctuations in the Company's sales may occur on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within a few days of the placement of the order.

         The Renegotiated License Agreement provides that QVC purchase products directly from the Company for resale to consumers, and that the Company receive payment from QVC thirty days after QVC's receipt of such goods. In view of QVC's thirty day payment terms, management does not anticipate any difficulty in financing foreseeable inventory requirements.

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts during Fiscal 1998 continued to achieve greater diversification among the Company's product lines by broadening the brand's appeal primarily to the aging baby boomer marketplace. During Fiscal 1998, the Company's contract research and development program completed development of four new products: moisturizing body wash, an oil balancing toner, a vitamin enriched body creme, and an under eye concealer.

         At year-end, development efforts were continuing for numerous other personal care/cosmetic products. These efforts include product formulation, packaging design and prototypes, extensive product safety and stability testing conducted by dermatologists, along with non-comedogenicity tests where appropriate, certain efficacy studies to support product claims, and consumer focus groups and panel tests. The Company's research and development is led by Charles Fox, a consultant and a member of the Company's Board of Directors from September 1997 to October 1998, who was formerly director of product development for Warner Lambert Company's personal products division and president of the Society of Cosmetic Chemists.

         Management anticipates completing development of products initiated in 1998 during 1999, and expects to focus research and development resources on additional Hydron polymer-based products as determined by management's assessment of consumer demand, compatibility with the Company's proprietary technology, and sales potential.

VITAMINS AND NUTRITIONAL SUPPLEMENTS

         The Company's vitamin and nutritional supplement line of products, initiated in June 1997, was discontinued by the Company in December 1997. The results of operations for Fiscal 1997 include an expense of approximately $501,000 relating to the write down, to net realizable value, of this line of products.

PATENTED TECHNOLOGY

         In addition to owning certain non-material patents relating to personal care products, the Company was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. These patents have expiration dates of November 28, 2006 and August 13, 2008, respectively. The Company also holds a European patent, as well as patents in numerous other countries, for this emulsification process. According to the patents, Hydron, utilized in cosmetic emulsions, creates a thin moisture-attracting film that is non-greasy; is not dissolved by sebaceous oils or perspiration; does not emulsify the skin's natural oils and humectants; and allows the skin to breathe (air and moisture permeable). The film is insoluble in water and resistant to rub-off, but can easily be removed with soap and water.

         The Company's management believes that there are no competitive cosmetic products with this combination of properties. Applications for the Hydron polymer and the Company's patented technology in the cosmetics and pharmaceutical industries include more effective and prolonged delivery of moisturizing agents to the skin; enhanced flavor and scent releasing components; and a delivery system for topically applied over-the-counter medications which may enhance the penetration of active ingredients to the skin by holding them on the skin longer, in a moist environment.

GOVERNMENT REGULATION

         All of the Company's skin care, hair care, and bath and body products are "cosmetics" as that term is defined under the Federal Food, Drug and Cosmetics Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Certain of the Company's products (i.e. its topical analgesic and products that contain a sunscreen) are also classified as over-the-counter drugs. Additional regulatory requirements for such products include additional labeling requirements, registration of the manufacturer and semiannual update of the drug list. Management believes that it is in compliance with these requirements and that there are no material costs associated with such compliance.

COMPETITION

         The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions also have a significant impact on the consumer buying decisions. The Company competes against a number of marketers of skin care products, some of which have substantially greater resources than the Company. Although the Company is in competition with all skin care companies, direct competition in electronic retailing and catalog sales include Victoria Principal's Principal Secret, Connie Sellecca's The Sellecca Solution, Diane

Young, Tova Borgnine, Jennifer Flaven-Stallone's Serious Skin, Adrienne Arpel Cosmetics, Avon, Mary Kay Cosmetics and Nu Skin.

SEASONALITY

         The Company's results of operations are not subject to seasonal fluctuations.

EMPLOYEES

         The Company currently has thirteen full-time employees, four of whom are executive officers or directors. The Company also maintains relationships with various consultants, who assist the Company with new product development, packaging design and marketing. The Company's employees are covered under an agreement with a firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervise the employees. This arrangement enables the Company to reduce its administrative and benefit costs relating to employees.

ITEM 2. PROPERTIES

         The Company maintains its offices at Yamato Office Center, 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431, where it occupies approximately 5,500 square feet of office space. The lease on this office space expires in August 2001 and requires monthly rent of approximately $8,300, including taxes and common area expenses, subject to increases in the Consumer Price Index and other increases in taxes and common area expenses over set amounts.

         The Company maintains its main warehouse of approximately 31,000 square feet at 95 Mayhill Street, Saddle Brook, New Jersey 07663, pursuant to a lease that expires in August 2000, at a monthly rent of approximately $14,000. In addition, the Company maintains warehouse space, of approximately 3,200 square feet, at 1120 Holland Drive, Suites 9 and 19, Boca Raton, Florida 33487, pursuant to a lease that expires in March 2000, at a monthly rent of approximately $2,400. In January 1998, the Company obtained a release from a lease involving approximately 1,200 square feet of warehouse space that was to expire in September 1998.

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

         On November 4, 1997, the Company served and filed its answer to the complaint in the Action and asserted counterclaims against Mr. Tauman seeking various relief against him including an award of compensatory and punitive damages of not less than $6,000,000, together with appropriate interest, costs and expenses. In its counterclaims, the Company seeks a declaration, among other things, that Mr. Tauman breached his employment agreement as a result of wrongful and fraudulent performance of his duties under the contract. Among other allegations, the Company contends in its counterclaims that Mr. Tauman improperly caused the Company to make payments of personal expenses upon the submission by Mr. Tauman of false expense reports and receipts, caused the Company improperly to enter into consulting agreements with members of his family and with friends without Board approval, misrepresented to the Board the financial condition of the Company and its prospects in order to obtain a grant to himself of bonuses and stock options to which he would otherwise not have been entitled, caused the submission to the Board of false projections of the Company's revenues in order to cause the Board to declare dividends, of which he was a substantial recipient, and to approve a share repurchase plan, caused the Company to pay for accounting services rendered to him and to other members of his family, and intentionally breached his fiduciary duties to the Company.

         The litigation is currently in the discovery stage and is currently set for trial for August 1999. Management is unable, at this time, to estimate the likelihood or scope of liability, if any, it may incur as a result of Mr. Tauman's claims or the likelihood of success of its counterclaims. However, a monetary judgment in Mr. Tauman's favor, and an adverse judgment on the Company's counterclaims, would result in a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market (the "Nasdaq SmallCap Market") under the symbol HTECC. There can be no assurance that the Company will be able to maintain the listing requirements of the Nasdaq SmallCap Market. The following tables indicate the high and low closing prices for the Company's Common Stock (restated for the one-for-five reverse stock split effective October 19, 1998), as reported by the Nasdaq Stock Market.

              FISCAL 1998                        HIGH CLOSING PRICE                    LOW CLOSING PRICE

          Fourth Quarter                             $  1.719                            $    .375
          Third Quarter                                 2.500                                 .940
          Second Quarter                                3.750                                2.190
          First Quarter                                 3.750                                 .406


              FISCAL 1997                        HIGH CLOSING PRICE                    LOW CLOSING PRICE

          Fourth Quarter                             $  5.313                             $  2.031
          Third Quarter                                 8.125                                5.000
          Second Quarter                                9.219                                6.250
          First Quarter                                11.563                                7.813

         As of March 25, 1999, there were approximately 4,090 record holders of the Company's Common Stock. In January 1995, the Company instituted a regular quarterly cash dividend of twelve and one-half cents ($.125) per share and paid a quarterly dividend from March 1995 through June 1997. In September 1997, the Board of Directors voted to suspend the dividend. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

         The National Association of Securities Dealers, Inc., which administers NASDAQ, has established certain criteria for continued NASDAQ eligibility. The Company's failure to meet NASDAQ's maintenance criteria in the future may result in the discontinuance of the inclusion of its securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities. In addition, the Company would be subject to a Rule promulgated by the Securities and Exchange Commission that, if the Company fails to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the investor and have received the investor's written consent to the transactions prior to the sale. Consequently, the rule may have an adverse effect on the ability of broker-dealers to sell the securities, which may affect the ability of investors to sell the securities in the secondary market.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             FISCAL YEARS ENDED DECEMBER 31,
                                            1998           1997           1996            1995           1994

Net Sales                              $  3,983,303    $ 7,305,154     $ 8,112,672    $ 7,303,468    $ 8,640,234
Distribution Agreement Expense                    -              -       3,149,718              -              -
Operating Income (Loss)                 (2,067,349)    (2,849,790)     (2,997,070)      1,566,212      3,418,599
Interest and Investment Income              144,203        261,298         308,998        325,010        219,617
Net Income (Loss)                       (1,882,667)    (2,588,492)     (2,823,977)      1,782,588      3,638,206
Basic & Diluted Earnings
    (Loss) per Common Share                   (.38)          (.54)           (.62)            .39            .80
Total Assets                              6,641,433      8,751,343      12,741,140     12,992,111     13.809.583
Total Shareholders' Equity                5,974,571      7,857,238      11,981,480     12,561,548     13,013,459


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company sells specialty personal care/cosmetics products, primarily for skin care, and to a lesser extent oral health care products, most of which are covered by patent, license and/or royalty agreements. The Renegotiated License Agreement provides QVC with certain exclusive rights to purchase certain products solely from the Company for sale in the Western Hemisphere. In addition, the Patent Agreement with National Patent provides for reciprocal royalty payments based on the sale of certain of each party's products. The Company is developing other personal care/cosmetics for consumers using Hydron polymers. The Company also uses its patented technology as a drug delivery system in one of its proprietary products, in which Hydron polymers act as a drug release mechanism. The Company intends to continue to explore the efficacy of using its technology for such purposes and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. The Company commenced marketing its skin care product line on QVC in April 1994.

Substantially all of the Company's net sales are derived from sales to QVC under the Renegotiated License Agreement. Pursuant to the Renegotiated License Agreement, if QVC fails to meet the stipulated minimum product purchase requirements at the May 31, 1999 measurement date, the Company alone can elect to continue or terminate the agreement. Management does not believe that QVC will meet the stipulated minimum product purchase requirements for the term ending May 31, 1999. The Company has not decided what actions, if any, it plans to take under such circumstances.

RESULTS OF OPERATIONS - FISCAL 1998 VERSUS FISCAL 1997

         Net sales for the fiscal year ended December 31, 1998 ("Fiscal 1998") were $3,983,303, a decrease of $3,321,851, or 45%, from net sales of $7,305,154 for the fiscal year ended December 31, 1997 ("Fiscal 1997"). During Fiscal 1998, catalog sales decreased by approximately $532,000, or 41%, from $1,301,000 in Fiscal 1997 to $769,000 in Fiscal 1998. The decrease in Catalog sales resulted primarily from decreased promotion of the catalog. Although catalog sales decreased, the catalog was marginally profitable in Fiscal 1998 as compared to a loss of approximately $1.9 million in Fiscal 1997. Non-catalog sales, including sales to QVC and affiliates, decreased by approximately $2,790,000, or 46%, from $6,004,000 in Fiscal 1997 to $3,214,000 in Fiscal 1998. The decrease in non-catalog sales resulted primarily from decreased sales to QVC, which in turn, resulted primarily from a reduction in QVC's retail sales due to the amount and quality of hours provided by QVC, as well as the number of new product introductions, the amount of competitive products offered by QVC and the effectiveness of the host and spokesperson.

         Approximately 79% and 82% of the Company's non-catalog sales during Fiscal 1998 and Fiscal 1997, respectively, were to QVC and its related entities, including the Infomercial Partnership and QVC Europe. Management anticipates that sales to QVC will continue to be a large percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than QVC, the Company's dependence upon QVC as a substantial customer will remain significant. Any disruption in the Company's relationship with QVC would have a material adverse effect on the business, financial condition and results of operations of the Company.

         The Company's overall gross profit margin remained at 60% of net sales for both Fiscal 1998 and Fiscal 1997. The gross margin on catalog sales decreased to 79% of net sales in Fiscal 1998 from 80% in Fiscal 1997. The gross margin on non-catalog sales, including sales to QVC and affiliates, remained at 56% of net sales for both Fiscal 1998 and Fiscal 1997.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in Fiscal 1998 were $350,829, an increase of $45,919, or 15%, from R&D expenses of $304,910 in Fiscal 1997. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in Fiscal 1998 were $2,938,992, representing a decrease of $2,478,366, or 46%, from SG&A expenses of $5,417,358 in Fiscal 1997. This decrease is primarily the result of lower expenses associated with the Hydron Catalog. Total Catalog SG&A expenses in Fiscal 1998 were approximately $426,000, a decrease of approximately $1,874,000, or 81%, from Catalog SG&A expenses of approximately $2,300,000 in Fiscal 1997. Expenses attributed to the Catalog include advertising, additional marketing, customer service and warehouse personnel and related telephone, postage and supply expenses. Advertising was the most significant Catalog expense, totaling approximately $119,000 in Fiscal 1998 and approximately $1.6 million in Fiscal 1997. Included in advertising in Fiscal 1997 were sports sponsorship related expenses of approximately $771,000. Such sports sponsorships were discontinued during Fiscal 1997.

         SG&A expenses, other than Catalog related expenses, in Fiscal 1998 were approximately $2,513,000, a decrease of approximately $618,000, or 20%, from such expenses of approximately $3,131,000 in Fiscal 1997. This decrease was due primarily to a reduction in legal expenses. Fiscal 1997 legal expense includes approximately $470,000 incurred in connection with the dispute between the Company and certain shareholders of the Company (including certain current directors of the Company) who were members of a group ("13D Group") through September 19, 1997, including the legal fees and expenses of the 13D Group reimbursed by the Company. The Company incurred approximately $238,000 and $75,000 in Fiscal 1998 and Fiscal 1997, respectively, pertaining to legal fees and related expenses in connection with the pending litigation with Harvey Tauman. SEE "Legal Proceedings." In November 1998, the Company incurred approximately $391,000 in payroll and related expenses relating to the voluntary early termination of an executive officer's employment contract that would have otherwise provided for continued employment through August 31, 2004.

         Disposal of inventory of $442,254 in Fiscal 1998 relates primarily to the write down, to net realizable value, of components and finished goods of products that the company does not plan to continue in the future. Substantially all of these components and finished goods were purchased and/or manufactured prior to September 1997. Management has decided that there is currently no viable market for these products, which consist mainly of products outside of the traditional skin care product line, such as hair care, sun care and bath and body products. Disposal of inventory of $651,270 in Fiscal 1997 relates primarily to the write down, to net realizable value, of the Company's vitamin and nutritional supplement line of products. The Company has discontinued this line of products.

         Interest and investment income in Fiscal 1998 was $144,203, a decrease of $67,168, or 32%, from interest income of $211,371 in Fiscal 1997, due primarily to lower cash balances as a result of the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for Fiscal 1998 of $1,882,667, a decrease of $705,825, or 27%, from the net loss of $2,588,492 for Fiscal 1997, primarily as a result of the factors discussed above.

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

         Approximately 82% and 97% of the Company's sales during Fiscal 1997 and Fiscal 1996, respectively, were to QVC and its related entities, including the Infomercial Partnership and QVC Europe.

         The Company's overall gross profit margin increased to 60% in Fiscal 1997, compared to 59% in Fiscal 1996, primarily as a result of an increase in Catalog sales (gross margin of 79%) offset in part by a decrease in gross margins on products sold to QVC. The reduction in gross margins on products sold to QVC relates primarily to fluctuations in the mix of products sold to QVC in those periods.

         R&D expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in Fiscal 1997 were $304,910, a decrease of $192,989, or 39%, from R&D expenses of $497,899 in Fiscal 1996. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time. Included in R&D expense in Fiscal 1996 is approximately $200,000 of royalty fees paid to a consultant relating to product development under a contract that expired on December 31, 1996.

         SG&A expenses in Fiscal 1997 were $5,417,358, an increase of $2,093,337, or 63%, from SG&A expenses of $3,324,021 in Fiscal 1996. This increase is primarily the result of expenses associated with the Hydron Catalog, which was initiated in November 1996. Total Catalog SG&A expenses were approximately $2.3 million in Fiscal 1997, as compared to approximately $449,000 in Fiscal 1996. Expenses attributed to the Catalog include advertising, additional marketing, customer service and warehouse personnel and related telephone, postage and supply expenses. Advertising was the most significant Catalog expense, totaling approximately $1.5 million in Fiscal 1997 and approximately $394,000 in Fiscal 1996. Included in advertising in Fiscal 1997 and Fiscal 1996 were sports sponsorship related expenses of approximately $771,000 and $158,000, respectively. Such sports sponsorships were discontinued during Fiscal 1997.

         SG&A expenses, other than Catalog related expenses, in Fiscal 1997 were approximately $3,131,000, an increase of approximately $256,000, or 9%, from such expenses of $2,875,000 in Fiscal 1996. This increase was due primarily to legal expenses of approximately $470,000 incurred in connection with the dispute between the Company and the 13D Group through September 19, 1997, including the legal fees and expenses of the 13D Group reimbursed by the Company. This increase in legal fees was partially offset by a reduction of approximately $102,000 in promotional expenses associated with the Hydron newsletter sent to QVC customers in Fiscal 1996.

         Disposal of inventory of $651,270 in Fiscal 1997 relates primarily to the write down, to net realizable value, of the Company's vitamin and nutritional supplement line of products. The Company has discontinued this line of products.

         Distribution Agreement expense of $3,149,718 in Fiscal 1996 pertains to costs incurred in connection with the execution and delivery of the Amended License Agreement, whereby the Company granted DTR an option to purchase 300,000 shares of the Company's Common Stock at $.05 per share, resulting in a one-time non-cash charge against earnings of approximately $3.1 million. Such option was exercised on January 6, 1997.

         Interest and investment income in Fiscal 1997 was $211,371, a decrease of $97,627, or 32%, from interest income of $308,998 in Fiscal 1996, due primarily to lower cash balances as a result of the factors discussed above, the payment of dividends and the repurchase of the Company's Common Stock (both of which programs were discontinued). The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for Fiscal 1997 of $2,588,492, a decrease of $235,485, or 8%, from the net loss of $2,823,977 for Fiscal 1996, primarily as a result of the factors discussed above.

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

         Approximately 97% and 98% of the Company's sales during Fiscal 1996 and Fiscal 1995, respectively, were to QVC and its related entities, including the Infomercial Partnership and QVC Europe.

         The Company's gross profit margin decreased to 59% in Fiscal 1996, compared to 65% in Fiscal 1995. This decrease is due primarily to fluctuations in the mix of products sold to QVC in those periods, increased sales to the Infomercial Partnership (at lower gross margins), and reduced pricing on products sold to QVC as a result of the Amended License Agreement.

         R&D expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in Fiscal 1996 were $497,899, an increase of $320,431, or 181%, from R&D expenses of $177,468 in Fiscal 1995.The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time. Included in R&D expense in Fiscal 1996 is approximately $200,000 of royalty fees paid to a consultant relating to product development under a contract that expired on December 31, 1996.

         SG&A expenses in Fiscal 1996 were $3,324,021, an increase of $1,035,180, or 45%, from SG&A expenses of $2,288,841 in Fiscal 1995. This increase is attributable to an overall increase in salary requirements, expansion of full-time staff, including customer service personnel, additional office and warehouse rent and increased advertising expense, primarily relating to the production, distribution and advertising for the Company's new direct mail Catalog launched in November 1996.

         Distribution Agreement expense of $3,149,718 pertains to costs incurred in connection with the execution and delivery of the Amended License Agreement, whereby the Company granted DTR an option to purchase 300,000 shares of the Company's Common Stock at $.05 per share, resulting in a one-time non-cash charge against earnings of approximately $3.1 million.

         Interest and investment income in Fiscal 1996 was $308,998, a decrease of $16,012, or 5%, from interest income of $325,010 in Fiscal 1995, due primarily as a result of lower interest rates. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         Net income for Fiscal 1996 decreased to a net loss of $2,823,977 from net income of $1,782,588 for Fiscal 1995, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was approximately $3,714,000 at December 31, 1998, including cash and cash equivalents of approximately $2,128,000.

         Investing activities provided $254,383 in Fiscal 1998, as compared to a use of $343,894 in Fiscal 1997. The investing activities proceeds in Fiscal 1998 were due primarily to a distribution of approximately $275,000 received from its investment in Hydromercial Partners, the Company's joint venture with QVC. The remaining undistributed investment in Hydromercial Partners is approximately $54,000 at December 31, 1998 The Fiscal 1997 investing activities consisted primarily of leasehold improvements for the expansion the Company's new administrative office.

         There were no financing activities in Fiscal 1998. Financing activities in Fiscal 1997 related primarily to the payment of cash dividends totaling $1,233,918 and the expenditure of $431,345 for the purchase of 50,200 shares of the Company's Common Stock at an average price per share of $8.60. In September 1997, the Company's Board of Directors suspended the quarterly dividends and canceled the stock repurchase program.

         Based on the Company's present cash position, absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D, and the Company's present business strategy, management believes that the Company has adequate resources to meet normal, recurring obligations, for at least the next twelve months, as they become due. Further, in view of the thirty day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements. The Company has had, and is continuing to have discussions with QVC regarding possible amendments to the Renegotiated License Agreement in an effort to boast retail sales of the Hydron products. However, there can be no assurances that such discussions will be successful, and any further material reduction in the volume of sales to QVC would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, ongoing legal expenses, including attorney's fees and out-of-pocket expenses, incurred in connection with the pending litigation between the Company and Harvey, Tauman may have, and any adverse monetary judgment against the Company, in a material amount, would have an adverse effect on the Company's liquidity. See Item 3. Legal Proceedings.

         The Company does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management's strategy has been to enter into marketing, licensing and distribution agreements with third parties (such as QVC and the Infomercial Partnership) which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

         The effect of inflation has not been significant upon either the operations or financial condition of the Company.

THE YEAR 2000 ISSUES

         The Company is dependent upon computer technology to effectively carry out its day-to-day operations. In addition, the Company is dependent on suppliers and customers who also use computer technology in the conduct of their business. The terms "Year 2000 issues" or "Year 2000 problems," or words of a similar nature, refer to the potential for failure of computer applications as a result of the failure of programs to properly recognize and handle dates beyond the year 1999. In the case of the Company, such computer applications may include customer order processing, inventory management, shipment of products, internal financial systems and other information systems, among others.

         - READINESS

         The Company's assessment of the possible consequences of Year 2000 issues on its business, results of operations, or financial conditions is not complete, but is continuing in accordance with a Year 2000 compliance plan (the "Year 2000 Plan"). The Year 2000 Plan includes (1) upgrading the Company's information technology software and embedded technology applications in its systems, where applicable, to become Year 2000 compliant, (2) assessing the Year 2000 readiness of suppliers and customers, and (3) developing contingency plans, if practical, for crucial system and processes. Implementation of the Year 2000 Plan has been undertaken with respect to various operating and information systems in varying degrees to date. The Year 2000 Plan is expected to be fully implemented with respect to crucial information systems in 1999.

         Progress to date includes the purchase of upgraded hardware and software packages and reprogramming of existing systems. All internal systems are expected to be Year 2000 compliant in 1999. Because the Company is dependent on its suppliers and customers to successfully operate its business, the Year 2000 Plan includes an assessment process with respect to those vendors and customers deemed most critical to the operations and business of the Company. To date, the Company has contacted certain vendors and anticipates completing its vendor assessment process by the end of 1999. The initial steps of an analysis of the Company's significant customer to determine the potential effect of the Year 2000 issues on this customer has begun and is expected to be completed in 1999. The Year 2000 Plan requires continued assessment throughout 1999 in these areas.

         - COSTS

         The costs of the Year 2000 Plan include the purchase price of computer hardware and software packages, fees for contract programmers and the cost of internal information technology resources. The costs of achieving Year 2000 compliance have not been material to date and are not expected to be material.

         - RISKS

         The Company expects no material adverse effect on its results of operations, liquidity or financial condition as a result of problems encountered in its own business as a result of Year 2000 issues or as a result of the impact of Year 2000 problems on its vendors or customers. However, the risks to the Company associated with Year 2000 issues could be significant. While the Company is undertaking its own evaluation and testing of its information technology and non-information technology systems, it is dependent to some extent on the assurances and guidance provided by suppliers of technology and programming services as to Year 2000 compliance readiness.

         Similarly, the Company's Year 2000 Plan calls for ongoing analysis of the possible effects of Year 2000 problems on its suppliers of materials and non-information technology goods and services as well as its customers and demands for its products. The Company has limited ability to independently verify the possible effects of Year 2000 issues on its customers and suppliers. Therefore, the Company's assumptions concerning the effect of Year 2000 issues on its results of operations, liquidity, and financial condition relies on its ability to analyze the business and operations of each of its critical vendors or customers. This process, by the nature of the problem, is limited to such persons' public statements, their responses to the Company's inquiries, and the information available to the Company from third parties concerning the industries or particular vendors or customers involved.

         Risk also exists that despite the Company's best efforts, critical systems may malfunction due to year 2000 problems and disrupt its operations. The Company is unable to determine at this time the nature or length of time for such possible disruption and therefore the potential materiality thereof to its business or profitability.

         Interruptions of communication services or power supply due to Year 2000 problems can cause affected locations to cease or curtail production or receipt and shipment of materials and products. The Company is dependent on the suppliers of power and communication services that no such disruptions occur.

         - CONTINGENCY PLANS

         As part of its Year 2000 Plan, the Company will continue to identify and evaluate risks and possible alternatives should various contingencies arise. The Company has prioritized remediation of its most crucial information systems and believes that they will be Year 2000 compliant by the end of 1999. Should unforeseen circumstances result in substantial delay that may lead to disruption of business, the Company will develop contingency plans where possible and not cost prohibitive. To some extent the Company may not be able to develop contingency plans, such as in the case of communication services or the supply of power.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required by this item is set forth in the Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company are contained in this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Listed below are the directors and executive officers of the Company as of March 25, 1999:

     NAME                           POSITION
     Robert T. Austen               Executive Vice President and Chief Operating Officer
     Richard Banakus                Director, Chairman of the Board and Interim President
     Thomas G. Burns                Vice President-Finance, Chief Financial Officer and
                                        Treasurer
     Mark Egide                     Director
     Karen Gray                     Director
     Charles Johnston               Director
     Chaudhury M. Prasad            Vice President-Operations and Secretary
     Richard Tauman                 Director

BUSINESS EXPERIENCE

         Robert T. Austen, age 46, has served as Executive Vice President and Chief Operating Officer since August 1998. From 1996 to August 1998, Mr. Austen was Director of Marketing for Beirsdorf, Inc. From 1992 to 1995, Mr. Austen was Group Product Manager with Beirsdorf. Beirsdorf is a German company, with offices in Wilton, Connecticut, and is a global leader in skin and wound care with major brands including Nivea, Nivea Visage, Eucerin and Curad.

         Richard Banakus, age 52, has served as a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

         Thomas G. Burns, age 41, has served as Chief Financial Officer of the Company since June 1994, as Vice President, Finance since April 1995 and as Treasurer since September 1997. Mr. Burns served most recently as Audit Senior Manager for Ernst & Young LLP of West Palm Beach, Florida, where he worked as a certified public accountant since 1981.

         Mark Egide, age 42, has served as a director of the Company since September 1997. Since September 1989, Mr. Egide has served as President of Avalon Natural Products, Inc., a cosmetics manufacturing and importing company which he founded.

         Karen Gray, age 40, has served as a director of the Company since December 1997 and has been a consultant to the Company on marketing and communications matters since November 1996. Ms. Gray has over 16 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Charles Johnston, age 63, has served as a director of the Company since December 1997. During the past 10 years he has served on various boards. Mr. Johnston is currently Chairman of Ventex Technology, Inc. an electronic transformer company in Riviera Beach, Florida and AFD Technologies, LLC a chemical company in Jupiter, Florida. He was previously founder, Chairman and CEO of ISI Systems, a computer software company listed on the American Stock Exchange prior to its sale in November 1989 to Teleglobe Corporation in Montreal, Canada. Mr. Johnston also serves as a Trustee of Worcester Polytechnic Institute in Worcester and of the Psychiatric Research Center at the University of Pennsylvania. In addition, he serves as a director of the following companies: Infosafe Systems, an internet company in New York City; Kideo Productions, an educational software company in New York City; Spectrum Signal Processing, a digital signal processing computer hardware and software company in Vancouver, Canada; and Waste Systems International, a landfill remodeling company in Cambridge, Massachusetts.

         Chaudhury M. Prasad, age 51, was a director of the Company from 1975 through December 1997 and has served as Vice President, Operations, of the Company since 1976.

         Richard Tauman, age 32, has served as a director of the Company since March 1994 and has been a consultant to the Company since November 1998. Mr. Richard Tauman served as Executive Vice President (April 1995 to November 1998), Chief Operating Officer (May 1996 to August 1998) and Vice President, Production, (March 1994 to April 1995) and various other capacities at the Company since 1989.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to Reporting Persons were complied with, except with respect to (1) Mr. Richard Banakus, Interim President and Chairman of the Board of the Company, for whom there was one late filing on Form 4 for the month of April (the grant of an option); (2) Mr. Robert Austen, Chief Operating Officer of the Company, for whom there were two late filings, his initial filing on Form 3 and his filing for the month of October (a purchase of Common Stock); and (3) Mr. Thomas G. Burns, Vice President, Finance and Chief Financial Officer of the Company, for whom there was one late filing on Form 4 for the month of December (the grant of an option).

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information for the years ended December 31, 1998, 1997 and 1996 with respect to all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the year ended December 31, 1998.

                                             SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION                   LONG TERM AWARDS
                                                                               OTHER    SECURITIES              ALL
                                                                              ANNUAL    UNDERLYING            OTHER
NAME AND PRINCIPAL POSITION             YEAR      SALARY      BONUS     COMPENSATION       OPTIONS     COMPENSATION
Richard Banakus, Interim President      1998    $120,016          -                -       2,000               -
                                        1997     $32,312          -                -           -               -

Richard Tauman, Former Executive        1998    $100,960          -         $373,388(1)        -               -
Vice President and Chief Operating      1997    $105,040          -           $3,232           -               -
Officer                                 1996    $102,496    $15,000           $2,860           -               -

         During Fiscal 1998, The Company's Interim President was granted options to purchase 2,000 shares of the Company's common stock for his participation on the Company's Board of Directors while serving as the Interim President.

         The following table sets forth certain information relating to option exercises effected during the year ended December 31, 1998, and the value of options held as of such date by the Company's Chief Executive Officer and all other persons who were executive officers of the Company and its subsidiaries for the year ended December 31, 1998. The Company does not have any outstanding stock appreciation rights.

----------------
1 On November 30, 1998, Mr. Richard Tauman's employment was voluntarily terminated under the terms of his Employment Agreement prior to the end of such Agreement. This amount reflects additional compensation required under such Employment Agreement.


                           AGGREGATE OPTION EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1998
                                             AND YEAR END OPTION VALUES

                                                             NUMBER OF
                                                       SECURITIES UNDERLYING     VALUE(2) OF UNEXERCISED
                                                        UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                                       AT DECEMBER 31, 1998       AT DECEMBER 31, 1998
                    SHARES ACQUIRED     VALUE ($)          EXERCISABLE/               EXERCISABLE/
NAME                  ON EXERCISE       REALIZED(3)       UNEXERCISABLE              UNEXERCISABLE
Richard Banakus           -0-              -0-              4,000/2,000                  -0-/-0-
Richard Tauman            -0-              -0-              12,000/-0-                   -0-/-0-

EMPLOYMENT AGREEMENT

         Chaudhury M. Prasad has an employment agreement with the Company for a term extending through April 30, 2003 at a current annual salary of $84,344. His annual salary may be increased at any time at the discretion of the Board. Mr. Prasad's employment agreement provides that if (i) a change in control of the Company has occurred and thereafter such employee shall terminate his employment with the Company, or (ii) the employment of such employee is terminated by the Company for any reason other than death, disability or cause, then such employee shall be entitled to receive (A) his regular compensation, including all awards, perquisites and benefits, through the date on which his employment terminated and (B) either (1) a lump sum payment in an amount equal to 2.99 times his "base salary" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended) or (2) his base salary in such periodic installments throughout the balance of the term of such employment agreement as would have been payable if the employee had not been terminated.

         On September 19, 1997, the Board of Directors appointed Richard Banakus to serve as President of the Company on an interim basis. The Board has agreed to pay Mr. Banakus a monthly salary of $10,000 and to reimburse his lodging expenses in Boca Raton, Florida and travel expenses to and from California, where Mr. Banakus resides. Effective April 1, 1999, Mr. Banakus' salary will be reduced to $5,000 per month.

         On August 10, 1998, the Company hired Robert T. Austen as chief operating officer and executive vice president The Company is finalizing the terms of an employment agreement for a term extending through December 1999. Under this proposed agreement, his salary for the year ended December 31, 1998, payable at the rate of $135,000 per year, would increase to $140,000 for the year ended December 31, 1999. The agreement would also provide for a guaranteed bonus of $25,000 in 1999, equaling to his bonus of $25,000 for 1998. In addition, the proposed agreement includes additional

----------------
2 Total value of unexercised options is based upon the closing price ($.563) of the Common Stock as reported by NASDAQ on December 31, 1998.

3 Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise and the exercise price of the options.

bonuses based on performance standards and the granting of options based on performance standards.

COMPENSATION OF DIRECTORS

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus, who is currently Chairman of the Board and is also serving as Interim President.

         Nonemployee directors receive an annual fee of $5,000, paid quarterly. During the Fiscal 1998, each of Messrs. Richard Banakus, Mark Egide, Karen Gray and Charles Johnston were paid $5,000 for their service as a director; and each of Messrs. Frank Fiur, Charles Fox, Hugues Lamotte and Samuel Leb was paid $3,750 for their service as a director.

         The 1993 Nonemployee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan was to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 1998.

         On November 10, 1997, the Board of Directors of the Company adopted the 1997 Nonemployee Stock Option Plan ("1997 Plan"). This plan was approved by the shareholders on December 17, 1997. The purpose of the 1997 Plan is to assist the Company in attracting and retaining experienced and knowledgeable nonemployee directors who will continue to work for the best interests of the Company.

         The 1997 Plan provides nonqualified stock options for nonemployee directors to purchase an aggregate of 100,000 shares of Common Stock, with grants of options to purchase 2,000 shares to each nonemployee director on October 1, 1997, grants of options to purchase 2,000 shares on each May 1st thereafter (starting in 1999), and grants of options to purchase 2,000 shares upon election or appointment of any new nonemployee directors. The options are not exercisable for a one year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under the 1997 Plan during the year ended December 31, 1998.

         The 1997 Plan also provides nonqualified stock options for nonemployee directors who serve on committees of the Board of Directors. The options are not exercisable for a one year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under this provision of the 1997 Plan during the year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 25, 1999 regarding (i) the share ownership of the company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 1998, and (iv) the share ownership of the Company of all directors and executive officers of the Company, as a group (eight persons).

         NAME AND ADDRESS OF                                AMOUNT AND NATURE OF            APPROXIMATE
         BENEFICIAL OWNER                                   BENEFICIAL OWNERSHIP         PERCENT OF CLASS
         Richard Banakus                                           344,000(4)                  7.0%
              82 Verssimo Drive
              Novato, CA 94947

         Mark Egide                                                  8,000(5)              Less than 1%
              2505 Vineyard Road
              Novato, CA 94952

         Karen Gray                                                 17,000(6)              Less than 1%
              1107 Key Plaza, #244
              Key West, FL 33040

         Charles Johnston                                           82,500(7)                  1.7%
              706 Ocean Drive
              Juno Beach, FL 33408

         Richard Tauman                                             17,000(8)              Less than 1%
              Hydron Technologies, Inc.
              1001 Yamato Road, Suite 403
              Boca Raton, FL 33431

         All directors and executive officers as                   560,040(9)                  11.3%
              a group (8 persons)

----------------

4 Consists of 340,000 shares held directly and 4,000 shares issuable upon exercise of options. Does not include 2,000 shares of Common Stock underlying options not currently exercisable.

5 Consists of 5,000 shares held directly and 3,000 shares issuable upon exercise of options.

6 Consists of 3,000 shares held directly and 14,000 shares issuable upon exercise of options.

7 Consists of 80,000 shares held directly and 2,500 shares issuable upon exercise of options.

8 Consists of 5,000 shares held directly and 12,000 shares issuable upon exercise of options.

9 Consists of 502,040 shares held directly and 58,000 shares issuable upon exercise of options. Does not include 2,000 shares of Common Stock underlying options not currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During Fiscal 1998, Charles Fox, a director of the Company from September 1997 to October 1998, was paid a total of $101,000 in advisory fees and reimbursement of disbursements incurred on behalf of the Company. Mr. Fox advises the Company on matters relating to research and development.

         During Fiscal 1998, Karen Gray, a director of the Company since December 1997, was paid a total of $48,000 in consulting fees and reimbursement of disbursements incurred on behalf of the Company. Ms. Gray advises the Company on matters relating to marketing and communications.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                                        PAGE

Report of Independent Certified Public Accountants                       36

Financial Statements:

         Consolidated Balance Sheets, December 31,
              1998 and 1997                                              37

         Consolidated Statements of Operations for the
              Years ended December 31, 1998, 1997 and 1996               38

         Consolidated Statements of Shareholders'
              Equity for the Years ended December 31,
              1998, 1997 and 1996                                        39

         Consolidated Statements of Cash Flows for the
              Years ended December 31, 1998, 1997 and 1996              40-41

         Notes to Consolidated Financial Statements                     42-57


All financial schedules are omitted since the required information is not present, is not in significant amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.(10)

3.2 By-laws of the Company, as amended March 17, 1988.(11)

-------------
10 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.
11 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988 (filed as Exhibit 3.2 therein).(12)

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(13)

4.0 Non-Qualified Stock Option Plan.(14)

4.1 Incentive Stock Option Plan, as amended January 2, 1987.(11)

4.2 1989 Stock Option Plan(15)

4.10 1993 Nonemployee Director Stock Option Plan.(13)

4.11 Warrant Purchase Agreement dated as of May 31, 1996 between QVC and the Company, filed as Exhibit 4.1 therein.(16)

10.6 Indemnification Agreement dated September 23, 1988 between Dento-Med and Harvey Tauman (filed therein as Exhibit 10.8).(12)

10.8 Indemnification Agreement dated September 23, 1988 between Dento-Med and Frank Fiur (filed therein as Exhibit 10.10).(12)

10.9 Indemnification Agreement dated September 23, 1988 between Dento-Med and Chaudhury M. Prasad (filed therein as Exhibit 10.11).(12)

10.10 Agreement between Dento-Med and National Patent dated November 30,
1989.(17)

10.11 Indemnification Agreement dated May 9, 1989 between Dento-Med and Samuel M. Leb, M.D.(15)

10.12 Indemnification Agreement dated May 9, 1989 between Dento-Med and Richard Tauman.(15)

10.13 Indemnification Agreement dated January 14, 1992 between Dento-Med and Joseph A. Caccamo, Attorney at Law, P.C.(18)

-------------
12 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.
13 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1993.
14 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1986.
15 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1989.
16 Incorporated by reference to the Company's report on Form 8-K (date of event - July 19, 1996).
17 Incorporated by reference to the Company's report on Form 8-K (date of event - November 30, 1989).
18 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1991.

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and the Company (filed in excised form, as confidential treatment has been granted for certain portions thereof).(19)

10.24 Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated May 13, 1993.(13)

10.25 Amendment to Amended and Restated Employment Agreement between the Company and Harvey Tauman dated December 20, 1993.(13)

10.26 Amended and Restated Employment Agreement between Dento-Med and Chaudhury
M. Prasad dated May 13, 1993.(13)

10.27 Indemnification Agreement dated April 22, 1993 between the Company and Nestor Cardero.(13)

10.28 Indemnification Agreement dated April 22, 1993 between the Company and Karen Gray.(13)

10.31 Letter Agreement among QDirect, Inc., Hydron Direct, Inc. and DTR Associates dated January 17, 1995.(20)

10.35 Employment Agreement dated September 16, 1994 between the Company and Richard Tauman.(21)

10.36 Letter Agreement dated December 22, 1994 among the Company, Roy Reiner and Chemaid Laboratories, Inc.(21)

10.37 Indemnification Agreement dated February 21, 1995 between the Company and Thomas G. Burns.(21)

10.38 Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated May 8, 1995.(22)

10.39 First Amendment to Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated September 15, 1995.(22)

10.40 Agreement for use and occupancy of a portion of 5 East Building, 95 Mayhill Street, Saddle Brook, New Jersey, between Chemaid Laboratories, Inc. and the Company dated February 9, 1996.(22)

--------------
19 Incorporated by reference to the Company's report on Form 8-K (date of event - December 6, 1993), as amended by the Form 8, Amendment No. 1 to such Report.
20 Incorporated by reference to the Company's report on Form 8-K (date of event - January 21, 1995).
21 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1994.
22 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

10.41 Depository Agreement between Chemaid Laboratories, Inc. and the Company dated February 9, 1996.(22)

10.42 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated February 5, 1996.(22)

10.43 First Amendment to Licensing Agreement dated May 31, 1996 between QVC and the Company, files as Exhibit 10.1 therein.(16)

10.44 Letter Agreement between QDirect, Inc. and Hydron Direct, Inc. dated May 31, 1996, filed as Exhibit 10.2 therein.(16)

10.45 Lease Agreement between Industrial Office Associates and the Company dated March 10, 1997.(23)

10.46 Sponsorship Agreement with Pro Player Stadium dated January 1, 1997.(23)

10.48 Executive Suite License Agreement dated March 4, 1997.(23)

10.49 Sponsorship Agreement with Miami Heat Limited Partnership and Sunshine Network dated December 1996.(23)

10.50 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated May 20, 1997.(24)

10.51 Personal Appearance Agreement between Mr. Charles Fox and the Company dated May 20, 1997.(24)

10.52 Second Amendment to Licensing Agreement dated June 11, 1997 between QVC and the Company.(24)

10.53 Letter Agreement between QVC and the Company dated October 17, 1997.(24)

10.54 Consulting Agreement between Gloria Barton and the Company dated November 1, 1997.(24)

10.55 Services Agreement between Lauren Anderson and the Company dated January 1, 1998.(24)

10.56 Amendment to Employment Agreement between Richard Tauman and the Company dated August 13, 1998(25)

---------------
23 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1996.
24 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1997.
25 Filed herewith.

10.57 Consulting Agreement between Richard Tauman and the Company dated December 1, 1998.(25)

Amendment to 1993 Nonemployee Director Stock Option Plan.(26)

1997 Nonemployee Director Stock Option Plan.(26)


21 Subsidiaries of the Registrant.

23.1 Consent of Ernst & Young, LLP Independent Certified Public Accountants.

27 Financial Data Schedule

         (b) Reports on Form 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of Fiscal 1998.
--------------
26 Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A for the year ended December 31, 1996.

Report of Independent Certified Public Accountants




The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hydron Technologies, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydron Technologies, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

West Palm Beach, Florida
March 5, 1999

                   Hydron Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                     DECEMBER 31
                                                                            1998                    1997
                                                                         -----------             -----------
ASSETS
Current assets:
  Cash, including cash equivalents of $1,896,521
    and $1,494,695 at December 31, 1998 and 1997                         $ 2,127,781             $ 2,133,722
  Trade accounts receivable                                                  428,817                 554,476
  Inventories                                                              1,751,353               2,798,395
  Prepaid expenses and other current assets                                   72,610                 131,562
                                                                         -----------             -----------
Total current assets                                                       4,380,561               5,618,155

Property and equipment, less accumulated depreciation
  of $635,816 and $431,762 at December 31, 1998
  and 1997, respectively                                                     550,773                 734,670
Deferred product costs, less accumulated
  amortization of $4,623,451 and $4,313,950 at
  December 31, 1998 and 1997, respectively                                 1,350,978               1,660,479
Investment in joint venture                                                   53,534                 288,055
Deposits                                                                     305,587                 449,984
                                                                         -----------             -----------
                                                                         $ 6,641,433             $ 8,751,343
                                                                         ===========             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   261,581             $   580,597
   Accrued liabilities                                                       405,281                 313,508
                                                                         -----------             -----------
Total current liabilities                                                    666,862                 894,105
Commitments and contingencies
Shareholders' equity:
  Common Stock; $.01 par value; 30,000,000 shares
     authorized, 4,960,336 shares issued and
     4,910,136 shares outstanding at both
     December 31, 1998 and 1997                                               49,603                  49,603
  Additional paid-in capital                                              19,429,931              19,429,931
  Accumulated deficit                                                    (13,073,618)            (11,190,951)
  Treasury Stock, at cost, 50,200 shares                                    (431,345)               (431,345)
                                                                         -----------             -----------
Total shareholders' equity                                                 5,974,571               7,857,238
                                                                         -----------             -----------
                                                                         $ 6,641,433             $ 8,751,343
                                                                         ===========             ===========

SEE ACCOMPANYING NOTES.

                   Hydron Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                            YEAR ENDED DECEMBER 31
                                                                     1998             1997              1996
                                                                -----------       -----------      -----------

Net sales                                                       $ 3,983,303       $ 7,305,154      $ 8,112,672
Cost of sales                                                     1,590,148         2,904,042        3,323,056
                                                                -----------       -----------      -----------
Gross profit                                                      2,393,155         4,401,112        4,789,616

Expenses:
   Royalty expense                                                  214,414           386,707          386,679
   Research and development                                         350,829           304,910          497,899
   Selling, general and administrative                            2,938,992         5,417,358        3,324,021
   Write down of inventory                                          442,254           651,270                -
   Distribution agreement expense                                         -                 -        3,149,718
   Amortization of deferred product costs                           309,501           308,374          308,176
   Depreciation and amortization                                    204,514           182,283          120,193
                                                                -----------       -----------      -----------
                                                                  4,460,504         7,250,902        7,786,686
                                                                -----------       -----------      -----------
Operating loss                                                   (2,067,349)       (2,849,790)      (2,997,070)

Other income (expense):
   Interest and investment income                                   144,203           211,371          308,998
   Equity in earnings (loss) of joint venture                        40,479            49,927         (135,905)
                                                                -----------       -----------      -----------
                                                                    184,682           261,298          173,093
                                                                -----------       -----------      -----------
Loss before income taxes                                         (1,882,667)       (2,588,492)      (2,823,977)
Income tax expense                                                       -                  -                -
                                                                -----------       -----------      -----------
Net loss                                                        $(1,882,667)      $(2,588,492)     $(2,823,977)
                                                                ===========       ===========      ===========

Basic and diluted earnings per share
  Net loss per common share                                        $   (.38)          $  (.54)         $  (.62)
                                                                ===========       ===========      ===========

SEE ACCOMPANYING NOTES.

                   Hydron Technologies, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity



                                                            ADDITIONAL                     TREASURY
                                      COMMON STOCK            PAID-IN       ACCUMULATED      STOCK        TOTAL
                                    SHARES      AMOUNT        CAPITAL         DEFICIT      (AT COST)     EQUITY
                                    ------      ------      ----------      -----------    ---------     ------
Balance at December 31, 1995       4,528,936    $45,289     $18,294,741    $(5,778,482)$          -    $12,561,548
   Issuance of common stock
      for services                    17,339        173         184,688              -           -         184,861
   Value of common stock options
      issued for non-cash consideration    -          -       3,100,000              -           -       3,100,000
   Issuance of common stock upon
      exercise of stock options      100,400      1,004       1,251,996              -           -       1,253,000
   Net loss                                -          -               -     (2,823,977)          -      (2,823,977)
   Cash dividends ($.50 per share)         -          -      (2,293,952)             -           -      (2,293,952)
                                   ---------     ------      ----------     ----------   ---------      ----------
Balance at December 31, 1996       4,646,675     46,466      20,537,473     (8,602,459)          -      11,981,480

   Issuance of common stock
      for services                     2,661         27          33,236              -           -          33,263
   Issuance of common stock upon
      exercise of stock options      311,000      3,110          93,140              -           -          96,250
   Purchase of treasury shares, at
      cost (50,200 shares)                 -          -               -              -    (431,345)       (431,345)
   Net loss                                -          -               -     (2,588,492)          -      (2,588,492)
   Cash dividends ($.25 per share)         -          -      (1,233,918)             -           -      (1,233,918)
                                   ---------     ------      ----------     ----------   ---------      ----------
Balance at December 31, 1997       4,960,336     49,603      19,429,931    (11,190,951)   (431,345)      7,857,238
   Net loss                                -          -               -     (1,882,667)          -      (1,882,667)
                                   ---------     ------      ----------     ----------   ---------      ----------
Balance at December 31, 1998       4,960,336    $49,603     $19,429,931   $(13,073,618)  $(431,345)    $ 5,974,571
                                   =========     ======      ==========     ==========   =========      ==========

SEE ACCOMPANYING NOTES.

                   Hydron Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                            YEAR ENDED DECEMBER 31
                                                                     1998             1997              1996
                                                                -----------       -----------      -----------
OPERATING ACTIVITIES
Cash received from customers                                    $ 4,108,962       $ 7,362,409      $ 8,503,910
Cash paid to suppliers and employees                             (4,515,344)       (9,116,272)      (6,245,766)
Proceeds from interest on investments                               146,058           210,784          318,499
Cash paid for income taxes                                                -           (14,000)         (40,000)
                                                                -----------       -----------      -----------
Net cash provided (used) by operating activities                   (260,324)       (1,557,079)       2,536,643

INVESTING ACTIVITIES
Purchase of investments                                                   -                 -       (1,949,212)
Proceeds from sale of investments                                         -                 -        1,949,212
Capital expenditures                                                (20,617)         (337,261)         (79,568)
Payments for registering patents                                          -            (6,633)          (6,335)
Proceed from (investment in) joint venture                          275,000                 -         (152,667)
                                                                -----------       -----------      -----------
Net cash provided (used) by investing activities                    254,383          (343,894)        (238,570)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    -            96,250        1,253,000
Dividends paid                                                            -        (1,233,918)      (2,293,952)
Purchase of treasury stock                                                -          (431,345)               -
                                                                -----------       -----------      -----------
Net cash used by financing activities                                     -        (1,569,013)      (1,040,952)
                                                                -----------       -----------      -----------
Increase (decrease) in cash and cash equivalents                     (5,941)       (3,469,986)       1,257,121
Cash and cash equivalents at beginning of year                    2,133,722         5,603,708        4,346,587
                                                                -----------       -----------      -----------
Cash and cash equivalents at end of year                        $ 2,127,781       $ 2,133,722      $ 5,603,708
                                                                ===========       ===========      ===========

CONTINUED ON FOLLOWING PAGE.

                   Hydron Technologies, Inc. and Subsidiaries

                                                                            YEAR ENDED DECEMBER 31
                                                                     1998             1997              1996
                                                                -----------       -----------      -----------
RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss                                                        $(1,882,667)      $(2,588,492)    $ (2,823,977)
                                                                -----------       -----------      -----------

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation and amortization                                 514,015           490,657          428,369
      Equity in (earnings) loss of joint venture                    (40,479)          (49,927)         135,905
      Issuance of common stock for services                               -            33,263          184,861
      Write down of inventory                                       442,254           651,270                -
      Issuance of stock options for
         non-cash consideration                                           -                 -        3,100,000
      Changes in operating assets and
        liabilities:
         Trade accounts receivable                                  125,659            57,255          391,238
         Inventories                                                604,788          (622,981)       1,171,620
         Prepaid expenses and other current
           assets                                                    58,952           386,021         (386,676)
         Deposits                                                   144,397           (48,590)           6,206
         Accounts payable                                          (319,016)          127,260          217,692
         Accrued liabilities                                         91,773             7,185          111,405
                                                                -----------       -----------      -----------
Total adjustments                                                 1,622,343         1,031,413        5,360,620
                                                                -----------       -----------      -----------
Net cash provided (used) by
  operating activities                                            $(260,324)      $(1,557,079)     $ 2,536,643
                                                                ===========       ===========      ===========


SEE ACCOMPANYING NOTES.

                   Hydron Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF BUSINESS

Hydron Technologies, Inc. and subsidiaries (the "Company") sell consumer and professional products, primarily in the personal care/cosmetics field. The Company has an exclusive licensing agreement with QVC, Inc. (QVC) for the sale of the Company's Hydron polymer-based consumer products in the Western Hemisphere. QVC, a significant customer, purchases the Company's products and takes physical possession of these products prior to QVC's sale to the ultimate end user. The products are sold and shipped to the end user by QVC. The sales of the Company's products to QVC are not conditioned upon QVC's sale of the products to the ultimate end user. The Company also holds the exclusive license with National Patent Development Corporation (National Patent) to a Hydron polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which the Company intends to use to develop proprietary products or license to third parties.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in a joint venture is accounted for using the equity method of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

CONCENTRATION OF CREDIT RISK

Trade accounts receivable are due primarily from QVC which, by contract, must be paid to the Company within 30 days after QVC's receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral.

                   Hydron Technologies, Inc. and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, work-in-progress and raw materials (see Note 2).

LONG-LIVED ASSETS

Long-lived assets, consisting primarily of deferred product costs, are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB Statement No. 121 requires impairment losses be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company analyzes undiscounted cash flows on an annual basis. No impairment losses have been recognized in the three year period ended December 31, 1998.

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

COMMON STOCK, COMMON STOCK OPTIONS AND NET LOSS PER SHARE

On October 1, 1998, the Company's shareholders approved a one-for-five reverse stock split of the Company's Common Stock, which became effective on October 19, 1998. All share data and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

When the Company issues shares of common stock in exchange for services, an expense is recognized over the period in which the services are rendered based upon the fair value of such shares at the date such arrangements are consummated or authorized by the Board of Directors, with a corresponding credit to capital.

                   Hydron Technologies, Inc. and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMMON STOCK, COMMON STOCK OPTIONS AND NET LOSS PER SHARE (CONTINUED)

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options and has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans.

REVENUE RECOGNITION AND PRODUCT WARRANTY

Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns from the ultimate end user.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations when incurred and are included in operating expenses.

ADVERTISING

Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses." Advertising expenses amounted to approximately $112,000, $1,516,000 and $665,000 for 1998, 1997 and 1996, respectively.

2. INVENTORIES

At December 31, 1998 and 1997, inventories consist of the following:

                                           1998                  1997
                                      -----------            ----------
Finished goods                        $   909,928            $1,731,767
Work-in-process                           199,374               270,480
Raw materials and components              642,051               796,148
                                      -----------            ----------
                                       $1,751,353            $2,798,395
                                      ===========            ==========

                   Hydron Technologies, Inc. and Subsidiaries

2. INVENTORIES (CONTINUED)

The results of operations for the year ended December 31, 1998 include a charge of $442,254, relating primarily to the write down, to net realizable value, of components and finished goods of products that the company does not plan to continue in the future, which consist mainly of products outside of the traditional skin care product line, such as hair care, sun care and bath and body products. The results of operations for the year ended December 31, 1997 include a charge of $651,270, relating primarily to the write down, to net realizable value, of the Company's vitamin and nutritional supplement line of products. The Company has discontinued this product line.

3. DEFERRED PRODUCT COSTS AND ROYALTY AGREEMENTS

From 1976 through 1989, the Company and National Patent entered into various agreements, wherein the Company obtained the exclusive worldwide rights to market products using Hydron polymers in the consumer and oral health fields, the two fields in which the Company has concentrated its research and development efforts, and to utilize the Hydron polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The Hydron polymer is the underlying technology in substantially all of the Company's products. National Patent has the exclusive worldwide rights to market prescription drugs and medical devices using Hydron polymers. Further, each has the right to exploit products with Hydron polymers not in the other's exclusive fields. As consideration for product rights obtained, the Company issued National Patent an aggregate of 220,000 shares of common stock through 1989, valued at $5,370,000. The valuation for these shares was based on the market prices of the Company's common stock at the dates the agreements were made.

The agreements require the Company to pay a 5% royalty to National Patent based on the net sales of products containing the Hydron polymer. Additionally, National Patent is required to pay the Company a 5% royalty on its net sales of Hydron polymer-based products, except with respect to certain excluded products. In the area of prescription and nonprescription drugs using Hydron polymers as a drug release mechanism, both the Company and National Patent have agreed to pay the other a royalty equal to 5% of net sales received from third parties with regard to such products developed. In addition, each will pay the other 25% of any up-front license fees, royalties or similar payments received from third parties with regard to such products developed in the area of nonprescription drugs.

                   Hydron Technologies, Inc. and Subsidiaries

3. DEFERRED PRODUCT COSTS AND ROYALTY AGREEMENTS (CONTINUED)

For the years ended December 31, 1998, 1997 and 1996, the Company incurred royalties payable to National Patent of approximately $190,000, $330,000 and $387,000, respectively. The Company has not received any royalties from National Patent during these periods.

4.  INVESTMENT IN JOINT VENTURE

During 1995, the Company entered into an agreement with QVC and another company to form a joint venture know as Hydromercial Partners (the Joint Venture). The purpose of the Joint Venture was to provide and sell the Company's Hydron polymer-based skin care line by means of a thirty (30) minute commercial (Infomercial) which the Joint Venture produced. Sales to the Joint Venture totaled approximately $459,000 in 1996.

On July 19, 1996, in conjunction with the amended QVC license agreement (see
Note 5), the Joint Venture was dissolved and a new partnership (New Hydromercial Partners) was formed between the Company and QVC to continue the same activities as the Joint Venture. There were no sales to New Hydromercial Partners in 1998. Sales to New Hydromercial Partners were approximately $42,000 and $60,000 in 1997 and 1996, respectively. During 1998, the Company received a cash distribution of $275,000 from New Hydromercial Partners.

5. SIGNIFICANT CUSTOMER

The Company presently sells a substantial portion of its products to QVC. During the years ended December 31, 1998, 1997 and 1996, approximately 79%, 82% and 97%, respectively, of the Company's sales were made to QVC and its affiliates. At December 31, 1998 and 1997, amounts due from QVC included in trade accounts receivable were approximately $427,000 and $538,000, respectively. The Company entered into a license agreement with QVC in 1993, whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. On July 19, 1996, the Company and QVC modified their license agreement (Amended License Agreement). The Amended License Agreement provides the Company with certain retail marketing rights, and increases the minimum product purchase requirements QVC must meet on a biannual basis to maintain their exclusive rights to market Hydron consumer products through direct response television.

                   Hydron Technologies, Inc. and Subsidiaries

5. SIGNIFICANT CUSTOMER (CONTINUED)

Pursuant to the Amended License Agreement, certain retail marketing rights formerly held by Direct to Retail (DTR), which rights were granted by QVC to DTR under a separate agreement, reverted to the Company. Such retail marketing rights include prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC is entitled to receive a commission from the Company on any such sales.

Concurrent with the execution of the Amended License Agreement, and as part of the overall transaction, the Company granted DTR a warrant to purchase 300,000 shares of the Company's common stock at $.05 per share. As a result, the Company incurred, during 1996, a one-time non-cash charge against earnings of approximately $3.15 million (Distribution Agreement Expense). Also during 1996, QVC exercised options to purchase 100,000 shares of the Company's common stock, at $12.50 per share, and paid the Company $1.25 million. The Company also granted to QVC, in 1996, warrants to purchase an additional 100,000 shares at $13.75 per share. Both QVC and DTR have agreed to standstill provisions not to purchase additional shares of the Company's stock without the Company's permission.

On June 11, 1997, the Company and QVC renegotiated the Amended License Agreement (Renegotiated License Agreement) pursuant to which the term of the Amended License Agreement was extended for one year, with the next two year term commencing on June 1, 1997.

Under the terms of the Renegotiated License Agreement, QVC must meet certain minimum product purchase requirements for a two year period, including annual minimum product purchase requirements, to maintain its exclusive rights. No obligation exists for QVC to purchase the Company's product except to maintain such exclusive rights, and no assurances can be given that QVC will meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC meets the stipulated minimum product purchase requirements, then the Renegotiated License Agreement renews automatically. If QVC does not meet the annual or biannual minimum product purchase requirements, then the Company alone can elect to continue or terminate the Renegotiated License Agreement. If the Renegotiated License Agreement terminates, the Company may seek other marketing and distribution arrangements for its products, which may include distribution agreements with QVC on a nonexclusive arrangement. Although management believes that there are other avenues for selling its products, including the Hydron catalog, the loss of QVC as a customer would have a material adverse effect on the Company's business.

                   Hydron Technologies, Inc. and Subsidiaries

6. INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

There has been no income tax expense during the three years ended December 31, 1998.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                   1998                  1997                  1996
                                               -----------           -----------           ----------
Net operating loss carryforwards               $ 5,414,000           $ 4,956,000           $3,070,000
Tax credit carryforwards                           215,000               191,000              190,000
Deferred compensation                                    -                     -            1,178,000
Other                                              819,000               392,000               67,000
                                               -----------           -----------           ----------
Deferred tax assets                              6,448,000             5,539,000            4,505,000
Less valuation allowance                        (6,448,000)           (5,539,000)          (4,505,000)
                                               -----------           -----------           ----------
Total net deferred taxes                       $         -           $         -           $        -
                                               ===========           ===========           ==========

FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $6,448,000 valuation allowance at December 31, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased (decreased) by $909,000, $1,034,000 and $805,000 in 1998, 1997 and 1996, respectively. At December 31,
1997, the Company has available net operating loss carryforwards of $14,248,000, which will expire beginning in the year 2002 and through the year 2013. The tax benefit relating to $2,745,000 of the above net operating loss carryforwards will be charged to shareholders' equity in the period in which the benefit is recognized.

                   Hydron Technologies, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                              1998             1997            1996
                                                              ----             ----            ----
Tax at U.S. statutory rates                                   (34) %           (34) %          (34) %
State income taxes, net of federal tax benefit                 (4)              (4)             (4)
Valuation allowance adjustments                                38               38              38
                                                              ----             ----            ----
                                                              -0-  %           -0-  %          -0-  %
                                                              ====             ====            ====

7. STOCK OPTIONS AND WARRANTS

The number of shares of common stock reserved for issuance at December 31, 1998 and 1997 was 363,100 and 373,101, respectively.

1989 STOCK OPTION PLAN

Under the 1989 Stock Option Plan, the Company may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of the Company, and its present and future subsidiaries to purchase an aggregate of 200,000 shares of the Company's common stock. Activity with respect to this plan is as follows:

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                           NUMBER OF        OPTION PRICE       EXERCISE
                                                            OPTIONS           PER SHARE          PRICE

Outstanding at December 31, 1995 and 1996                     15,200        7.19 to 15.00        10.80
    Stock options expired                                     (5,000)           7.19             7.19
                                                            --------
Outstanding at December 31, 1997                              10,200       12.50 to 15.00        12.55
    Stock options expired                                    (10,000)           12.50            12.50
                                                            --------
Outstanding at December 31, 1998                                 200            15.00            15.00
                                                            ========

                   Hydron Technologies, Inc. and Subsidiaries

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

1989 STOCK OPTION PLAN (CONTINUED)

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1998. There are 11,900 options available for grant under this plan at December 31, 1998.

1993 STOCK OPTION PLAN

Under the 1993 Stock Option Plan, the Company may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of the Company to purchase an aggregate of 200,000 shares of the Company's common stock. Activity with respect to this plan is as follows:

                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                             NUMBER OF      OPTION PRICE       EXERCISE
                                                              OPTIONS         PER SHARE          PRICE

Outstanding at December 31, 1995                               91,500      11.43 to 25.00
    Stock options expired                                      (5,000)          25.00
                                                             --------
Outstanding at December 31, 1996                               86,500      11.43 to 23.03        15.20
    Stock options granted                                      13,000       9.38 to 10.00        9.81
    Stock options expired                                     (68,000)      9.38 to 13.13        12.22
                                                             --------
Outstanding at December 31, 1997                               31,500      10.00 to 23.03        17.81
    Stock options granted                                      15,500        .53 TO 2.42          .78
    Stock options expired                                      (2,000)          10.00            10.00
                                                             --------
Outstanding at December 31, 1998                               45,000       .53 TO 23.03         12.29
                                                             ========

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1998. There are 82,000 options available for grant under this plan at December 31, 1998.

                   Hydron Technologies, Inc. and Subsidiaries

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

1993 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

The 1993 Nonemployee Director Stock Option Plan provides grants of stock options to nonemployee directors of the Company to purchase an aggregate of 50,000 shares of the Company's common stock. Activity with respect to this plan is as follows:

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                             NUMBER OF      OPTION PRICE       EXERCISE
                                                              OPTIONS         PER SHARE          PRICE

Outstanding at December 31, 1995                               24,000      12.50 to 28.44        20.90
    Stock options granted                                      12,000           12.50            12.50
                                                              -------
Outstanding at December 31, 1996                               36,000      12.50 to 28.44        18.10
    Stock options granted                                      10,000           12.50            12.50
    Stock options expired                                     (24,000)     12.50 to 28.44       15.755
                                                              -------
Outstanding at December 31, 1997                               22,000      12.50 to 28.44       18.125
    Stock options expired                                      (2,000)          12.50            12.50
                                                              -------
Outstanding at December 31, 1998                               20,000      12.50 TO 28.44        18.69
                                                              =======

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1998. There are 2,000 options available for grant under this plan at December 31, 1998.

                   Hydron Technologies, Inc. and Subsidiaries

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

1997 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

During 1997, the Company adopted the 1997 Nonemployee Director Stock Option Plan. Such plan provides grants of stock options to nonemployee directors of the Company to purchase an aggregate of 100,000 shares of the Company's common stock. Each nonemployee director shall be granted an option to purchase 2,000 shares of the Company's common stock on each October 1st throughout the term of this plan at exercise prices equal to the average of the fair market value of the Company's common stock during the ten business days preceding the date of the grant. In addition, each nonemployee director who sits on a committee of the Board of Directors shall be granted an option to purchase 500 shares of the Company's common stock under the same pricing arrangements as above. Subject to certain exceptions, no options granted under this plan shall be exercisable until one year after the date of grant. Activity with respect to this plan is as follows:

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                             NUMBER OF      OPTION PRICE       EXERCISE
                                                              OPTIONS         PER SHARE          PRICE

Outstanding at December 31, 1996                                    -             -                -
    Stock options granted                                      17,000       3.02 to 3.53         3.32
                                                              -------
Outstanding at December 31, 1997 and 1998                      17,000       3.02 TO 3.53         3.32
                                                              =======

These options expire five years from the date of grant and all of the outstanding options are exercisable at December 31, 1998. There are 83,000 options available for grant under this plan at December 31, 1998.

OTHER OPTIONS AND WARRANTS

The Company has agreements with several consultants who are to provide financial, business and technical advice to the Company in connection with the research, development, marketing and promotion of its products and other matters. In exchange, these consultants were granted warrants and nonqualified stock options to purchase shares of the Company's common stock at prices representing the fair market value of the shares at the date of grant. Activity with respect to options and warrants granted to these consultants is summarized below:

                   Hydron Technologies, Inc. and Subsidiaries

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

OTHER OPTIONS AND WARRANTS (CONTINUED)

                                                                                               WEIGHTED
                                                             NUMBER OF                          AVERAGE
                                                             OPTIONS/           PRICE          EXERCISE
                                                             WARRANTS         PER SHARE          PRICE

Outstanding at December 31, 1995                              252,400       6.88 to 23.13        12.80
    Stock warrants granted                                    400,000       .05 to 13.75          3.50
    Stock options exercised                                  (117,739)      7.50 to 12.50        12.20
    Stock options expired                                      (3,000)          23.13            23.15
                                                             --------
Outstanding at December 31, 1996                              531,661       .05 to 15.00          5.85
    Stock options and warrants exercised                     (313,661)      .05 to 12.50           .42
    Stock options expired                                    (106,000)      6.88 to 15.00        13.52
                                                             --------
Outstanding at December 31, 1997                              112,000      12.50 to 25.00        13.84
    Stock options expired                                     (10,000)          12.50            12.50
                                                             --------
Outstanding at December 31, 1998                              102,000      13.75 TO 25.00        13.97
                                                             ========

The options and warrants outstanding at December 31, 1998 expire five years after the date of grant. At December 31, 1998, all outstanding options and warrants are exercisable.

The options under this plan that were exercised in fiscal 1997 and 1996 resulted in proceeds of $96,250 and $1,253,000, respectively. In addition, during 1997 and 1996, options were exercised for services valued at $33,263 and $184,861, respectively.

See Note 5 relating to options exercised by QVC and warrants granted to DTR and QVC in conjunction with the Amended License Agreement.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1998, 1997 and 1996:

                   Hydron Technologies, Inc. and Subsidiaries

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

                                      1998              1997             1996

Risk-free interest rate               6.5 %             6.5 %             6.5 %
Expected life                       3 YEARS           3 years           3 years
Expected volatility                    .757              .572              .575
Expected dividend yield                 0 %               5 %            3.34 %

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on proforma net income reflects only the vesting of 1996 and 1995 awards in 1996; the vesting of 1997, 1996 and 1995 awards in 1997; and the vesting of 1998, 1997, 1996 and 1995 awards in 1998, in accordance with Statement No. 123. Because compensation expense associated with the stock option award is recognized over the vesting period, the initial impact of applying Statement No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The effect of Statement No. 123 resulted in a pro forma net loss of $1,493,025, $2,606,181 and $2,867,177 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the pro forma net loss per share was $.30, $.55 and $.65 per share for the years ended December 31, 1998, 1997 and 1996, respectively.

The weighted average grant-date fair value of options granted during the year ended December 31, 1998 was $.42 for options whose exercise price was equal to the market price on the date of the grant. The weighted average remaining contractual life of all options outstanding at December 31, 1998 was 2.49 years.

                   Hydron Technologies, Inc. and Subsidiaries

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                    YEARS ENDED DECEMBER 31,
                                                             1998              1997              1996

Numerator:
  Net loss is both the numerator for basic
    loss per share (income available to
    common shareholders) and the numerator
    for diluted loss per share (income
    available to common shareholders after
    assumed conversions)                                  $(1,882,667)     $(2,588,492)      $(2,823,977)
                                                          ===========      ===========       ===========


Denominator:
  Denominator for basic loss per share
    (weighted-average shares)                              4,910,136         4,805,562         4,581,035
  Effect of dilutive securities:
    Stock options and warrants                                     -                 -                 -
                                                          -----------      -----------       -----------
  Denominator for dilutive loss per
    share (adjusted weighted-average)                      4,910,136         4,805,562         4,581,035
                                                          ===========      ===========       ===========

Basic loss per share                                         $ (.38)           $ (.54)           $ (.62)
                                                          ===========      ===========       ===========

Diluted loss per share                                       $ (.38)           $ (.54)           $ (.62)
                                                          ===========      ===========       ===========

See Note 7 for additional disclosures regarding the stock options and warrants.

Options and warrants to purchase 184,200, 192,700 and 669,361 shares of common stock were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of diluted loss per share because the effect would be antidilutive to the net loss per share for the respective periods.

                   Hydron Technologies, Inc. and Subsidiaries

9. RELATED PARTY TRANSACTIONS

During 1997, the Company hired a director as a marketing consultant, who was paid approximately $48,000 and $21,000 for the years ended December 31, 1998 and 1997, respectively. This consulting relationship ended in October 1998.

The Company has also paid a consultant, who was a director from September 1997 to October 1998, advisory fees and expense reimbursements of approximately $101,000, $92,000 and $289,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

During the years ended December 31, 1997 and 1996, the Company paid approximately $68,000 and $79,000, respectively, in legal fees to an attorney who was also a director of the Company until September 1997.

10. COMMITMENTS

The Company leases office and warehouse space under noncancelable lease agreements. There is one office lease, which expires in September 2001, and two warehouse leases, which expire in April 2000 and September 2000. At December 31, 1998, the future minimum rental payments due under such noncancelable leases are as follows:

                           1999                     $ 288,000
                           2000                       217,000
                           2001                        73,000
                                                    ---------
                                                    $ 578,000
                                                    =========

The warehouse lease agreement required a deposit of approximately $385,000 that is being utilized to pay rent and certain expenses during the last half of the lease term. Commencing in March 1998, approximately $11,400 of the deposit is being used to pay for approximately 83% of the monthly warehouse rent and expenses. Total rent expense was approximately $269,000, $258,000 and $240,000 in 1998, 1997 and 1996, respectively.

The Company has an employment agreement with an executive officer, providing for his continued employment through April 30, 2003. The current annual salary is approximately $84,000. The agreement provides for salary increases at the discretion of the Board of Directors. On November 30, 1998, the Company incurred expenses of approximately $391,000 relating to the early voluntary termination of an executive officer's employment agreement that would have otherwise provided for continued employment through August 31, 2004.

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

The litigation is currently in the discovery stage and is currently set for trial for August 1999. Management is unable, at this time, to estimate the likelihood or scope of liability, if any, it may incur as a result of Mr. Tauman's claims or the likelihood of success of its counterclaims. However, a monetary judgment in Mr. Tauman's favor, and an adverse judgment on the Company's counterclaims, would result in a material adverse effect on the Company's financial condition and results of operations.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HYDRON TECHNOLOGIES, INC.
                                           (Registrant)

                                           By: /S/ RICHARD BANAKUS
                                               ------------------------------

                                           Richard Banakus, Interim President

                                           Date: March 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

By: /S/ RICHARD BANAKUS                               By: /S/ THOMAS G. BURNS
    -------------------                                   -------------------
Richard Banakus,                                      Thomas G. Burns
Chairman of the Board                                 (principal financial and
(principal executive officer)                         accounting officer)
Date: March 25, 1999                                  Date: March 25, 1999

By: /S/ MARK EGIDE                                    By: /S/ KAREN GRAY
    --------------                                        --------------
Mark Egide, Director                                  Karen Gray, Director
Date: March 25, 1999                                  Date: March 25, 1999

By: /S/ CHARLES JOHNSTON                              By: /S/ RICHARD TAUMAN
    --------------------                                  ------------------
Charles Johnston, Director                            Richard Tauman, Director
Date: March 25, 1999                                  Date: March 25, 1999

                                 EXHIBIT INDEX

EXHIBIT                                   DESCRIPTION
-------                                   -----------

10.56 Amendment to Employment Agreement between Richard Tauman and the Company dated August 13, 1998.

10.57 Consulting Agreement between Richard Tauman and the Company dated December 1, 1998.

21            Subsidiaries of the Registrant.

23.1          Consent of Ernst & Young, LLP Independent Certified Public
              Accountants.

27            Financial Data Schedule.