Form 10-Q
period 1999-03-31
HYDRON TECHNOLOGIES INC
filed 1999-05-14
CIK 28146

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended: MARCH 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the Period from __________ to __________

                        Commission File Number: 0-6333

                          HYDRON TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

NEW YORK                                           13-1574215
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

1001 YAMATO ROAD, SUITE 403, BOCA RATON, FLORIDA   33431
------------------------------------------------   ----------
(Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (561) 994-6191

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of May 12, 1999: 4,910,136

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Condensed consolidated balance sheets -- March 31, 1999 and December 31, 1998

  Condensed consolidated statements of operations -- Three months ended March 31, 1999 and 1998

  Condensed consolidated statements of cash flows -- Three months ended March 31, 1999 and 1998

  Notes to condensed consolidated financial statements -- March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31, 1999  DECEMBER 31, 1998
                                                      --------------  -----------------
                                                        (UNAUDITED)          (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents                            $  2,212,130      $  2,127,781
  Trade accounts receivable                                 221,473           428,817
  Inventories                                             1,659,858         1,751,353
  Prepaid expenses and other
   current assets                                            86,529            72,610
                                                       ------------      ------------
  Total current assets                                    4,179,990         4,380,561
Property and equipment, net                                 461,831           550,773
Investment in joint venture                                  56,403            53,534
Deferred product costs, less
  accumulated amortization of
  $4,696,135 and $4,623,451 at
  1999 and 1998, respectively                             1,278,294         1,350,978
Deposits                                                    257,783           305,587
                                                       ------------      ------------
                                                       $  6,234,301      $  6,641,433
                                                       ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $    326,367      $    261,581
  Accrued liabilities                                       387,569           405,281
                                                       ------------      ------------
  Total current liabilities                                 713,936           666,862
Shareholders' equity:
  Common stock -- $.01 par value;
   30,000,000 shares authorized;
   4,960,336 shares issued; and
   4,910,136 shares outstanding                              49,603            49,603
  Additional paid-in capital                             19,429,931        19,429,931
  Accumulated deficit                                   (13,527,824)      (13,073,618)
  Treasury Stock, at cost; 50,200 shares                   (431,345)         (431,345)
                                                       ------------      ------------
   Total shareholders' equity                             5,520,365         5,974,571
                                                       ------------      ------------
                                                       $  6,234,301      $  6,641,433
                                                       ============      ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                     HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                      1999              1998
                                                   -----------      -----------

Net sales                                          $   586,082      $ 1,311,218
Cost of sales                                          186,550          543,406
                                                   -----------      -----------
Gross profit                                           399,532          767,812
                                                   -----------      -----------
Expenses:
  Royalty expense                                       35,738           55,894
  Research and development                             104,451          118,329
  Selling, general & administrative                    618,091          605,627
  Depreciation & amortization                          122,168          128,357
                                                   -----------      -----------
                                                       880,448          908,207
                                                   -----------      -----------
Operating loss                                        (480,916)        (140,395)

Interest and investment income                          23,841           30,944
Joint venture equity pick-up                             2,869           20,032
                                                   -----------      -----------
Loss before income taxes                              (454,206)         (89,419)
Income tax expense                                          --               --
                                                   -----------      -----------
Net loss                                           $  (454,206)     $   (89,419)
                                                   ===========      ===========
Basic and diluted loss per share -
  Net loss per common share                        $     ( .09)     $      (.02)
                                                   ===========      ===========

            See notes to condensed consolidated financial statements.

                  HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                        1999            1998
                                                    -----------     -----------
Operating activities:
  Net cash provided by operating activities         $    84,349     $   285,532
                                                    -----------     -----------
Investing activities:
  Capital expenditures                                       --            (424)
                                                    -----------     -----------
  Net cash used by
   investing activities                                      --            (424)
                                                    -----------     -----------
Financing activities:
  Net cash provided (used) by
   financing activities                                      --              --
                                                    -----------     -----------
Net increase in cash
  and cash equivalents                                   84,349         285,108

Cash and cash equivalents at
  beginning of period                                 2,127,781       2,133,722
                                                    -----------     -----------
Cash and cash equivalents at
  end of period                                     $ 2,212,130     $ 2,418,830
                                                    ===========     ===========

            See notes to condensed consolidated financial statements.

                     HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                   MARCH 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

All common shares and per share amounts have been adjusted to give retroactive effect to a one-for-five reverse stock split which became effective on October 16, 1998.

NOTE B -- INVENTORIES

Inventories consist of the following:

                                      MARCH 31, 1999   DECEMBER 31, 1998
                                      --------------   -----------------

Finished goods                         $    848,498      $    909,928
Work in progress                            180,447           199,374
Raw materials and components                630,913           642,051
                                       ------------      ------------

                                       $  1,659,858      $  1,751,353
                                       ============      ============

NOTE C - DISTRIBUTION AGREEMENT

The Company entered into a license agreement with QVC, Inc. ("QVC") in 1993, whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. On July 19, 1996, the Company and QVC modified their license agreement (Amended License Agreement). The Amended License Agreement provides the Company with certain retail marketing rights, and increases the minimum product purchase requirements QVC must meet on a biannual basis to maintain their exclusive rights to market Hydron consumer products through direct response television.

                     HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                   MARCH 31, 1999

NOTE C - DISTRIBUTION AGREEMENT (CONTINUED)

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

                     HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                   MARCH 31, 1999

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                   1999             1998
                                                                -----------      -----------
Numerator:
  Net loss is both the numerator for basic
   loss per share (income available to common
   shareholders) and the numerator for diluted loss
   per share (income available to common shareholders
   after assumed conversions)                                   $  (454,206)     $   (89,419)
                                                                ===========      ===========
Denominator:
  Denominator for basic loss per share
    (weighted-average shares)                                     4,910,136        4,910,136
  Effect of dilutive securities: Stock options and warrants              --               --
                                                                -----------      -----------
  Denominator for dilutive loss per
    share (adjusted weighted-average)                             4,910,136        4,910,136
                                                                ===========      ===========

Basic loss per share                                            $      (.09)     $      (.02)
                                                                ===========      ===========

Diluted loss per share                                          $      (.09)     $      (.02)
                                                                ===========      ===========

Options and warrants to purchase 363,100 shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share because the effect would be antidilutive to the net loss per share for the period.

                     HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                   MARCH 31, 1999

NOTE E - CONTINGENCIES

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

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1999 were $586,082, a decrease of $725,136, or 55%, from net sales of $1,311,218 for the three months ended March 31, 1998. Non-catalog net sales, primarily to QVC and related entities, for the three months ended March 31, 1999 were $413,245, a decrease of $647,341 or 61%, from non-catalog net sales of $1,060,586 for the three months ended March 31, 1998. The decrease in non-catalog sales resulted primarily from decreased sales to QVC, which in turn, resulted primarily from a reduction in QVC's retail sales due to the amount and quality of hours provided by QVC, as well as the number of new product introductions, the amount of competitive products offered by QVC and the effectiveness of the host and spokesperson. Catalog net sales for the three months ended March 31, 1999 were $172,837, a decrease of $77,795, or 31%, from catalog net sales of $250,632 for the three months ended March 31, 1998. The decrease in catalog net sales was the result of a one-time vitamin sale of approximately $73,000 during the three months ended March 31, 1998.

                                    10 of 16

Approximately 71% and 80% of the Company's sales during the three months ended March 31, 1999 and 1998, respectively, were to QVC and its related entities. Management anticipates that sales to QVC will continue to be a substantial percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than QVC, the Company's dependence upon QVC as a substantial customer will remain significant. Any disruption in the Company's relationship with QVC would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's overall gross profit margin for the three months ended March 31, 1999 was 68%, as compared to 59% for the three months ended March 31, 1998. The gross profit margins on non-catalog sales were 62% and 56% for the three months ended March 31, 1999 and 1998, respectively. The increase in non-catalog gross profit margin was the result of the mix of products sold to QVC. The gross profit margins on catalog sales were 82% and 71% for the three months ended March 31, 1999 and 1998, respectively. The increase in catalog related gross profit margin relates to a one-time sale of approximately $73,000, at a 44% gross profit margin, during the three months ended March 31, 1998.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended March 31, 1999 were $104,451, a decrease of $13,878, or 12%, from R&D expenses of $118,329 for the three months ended March 31, 1998. This decrease is the result primarily of approximately $50,000 in clinical studies accrued for on various products during the three months ended March 31, 1998. No such clinical studies were accrued for during the three months ended March 31, 1999. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 were $618,091, an increase of $12,464, or 2%, from SG&A expenses of $605,627 for the three months ended March 31, 1998. Non-catalog SG&A expenses for the three months ended March 31, 1999 were $532,804, an increase of $42,337, or 9%, from non-catalog SG&A expenses of $490,467 for the three months ended March 31, 1998. The increase in non-catalog SG&A expenses was the result primarily of expenses associated with the sublease of a portion of the Company's administrative office space in March 1999. Total catalog SG&A expenses for the three months ended March 31, 1999 were $85,287, a decrease of $29,873, or 26%, from catalog SG&A expenses of $115,160 for the three months ended March 31, 1998. This decrease in catalog SG&A was attributable primarily to a decrease in payroll and promotional costs.

Interest and investment income for the three months ended March 31, 1999 was $23,841, a decrease of $7,103, or 23%, from interest and investment income of $30,944 for the three months ended March 31, 1998. This decrease is due primarily to lower cash balances as a result of the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

                                    11 of 16

The net loss for the three months ended March 31, 1999 was $454,206, as compared to a loss of $89,419 for the three months ended March 31, 1998. This increase in net loss was the result primarily of the factors discussed above. The net loss for the three months ended March 31, 1999 includes a net loss from non-catalog operations of $495,454, partially offset by a net profit from catalog operations of $41,248. The net loss for the three months ended March 31, 1998 includes a net loss of $139,412 from non-catalog operations, partially offset by a net profit from catalog operations of $49,993.

LIQUIDITY AND FINANCIAL RESOURCES

The Company's working capital was approximately $3,466,000 at March 31, 1999, including cash and cash equivalents of approximately $2,212,000.

There were no investing activities during the three months ended March 31, 1999. The investing activities during the three months ended March 31, 1998 consisted primarily of the purchase of equipment.

There were no financing activities during the three months ended March 31, 1999 or the three months ended March 31, 1998.

Based on the Company's present cash position, absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D, and the Company's present business strategy, management believes that the Company has adequate resources to meet normal, recurring obligations, for at least the next twelve months, as they become due. Further, in view of the thirty-day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements. The Company has had and is continuing to have discussions with QVC regarding possible amendments to the Renegotiated License Agreement in an effort to boost retail sales of the Hydron products. However, there can be no assurances that such discussions will be successful, and any further material reduction in the volume of sales to QVC would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, ongoing legal expenses, including attorney's fees and out-of-pocket expenses, incurred in connection with the pending litigation between the Company and Harvey Tauman may have, and any adverse monetary judgment against the Company in a material amount, would have an adverse effect on the Company's liquidity. SEE Note E to "Notes to Condensed Consolidated Financial Statements."

The Company does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management's strategy has been to enter into marketing, licensing and distribution agreements with third parties, such as QVC, which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

The effect of inflation has not been significant upon either the operations or financial condition of the Company.

                                    12 of 16

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

                                    13 of 16

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

                                    14 of 16

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those expressed or implied in such forward looking statements. You should also consult the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note E to "Notes to Consolidated Financial Statements"

ITEM 5. OTHER INFORMATION

On April 28, 1999, the Company was notified by the Nasdaq-Amex Market Group that the Company's shares will no longer be listed on the Nasdaq SmallCap Market due to noncompliance with the $1 per share closing bid price requirement. The Company's shares are now traded on the NASD OTC Bulletin Board under the symbol HTEC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A - Exhibits

             27.1 - Financial Data Schedule

         B - Reports on Form 8-K

             None

                                    15 of 16

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

                                         HYDRON TECHNOLOGIES, INC.

                                         BY: /s/ THOMAS G. BURNS
                                         -----------------------
                                         Thomas G. Burns
                                         Vice President, Finance and
                                         Chief Financial Officer

Dated:  May 12, 1999

                                    16 of 16

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

27   -  Financial Data Schedule