Form 10-Q
period 1999-06-30
HYDRON TECHNOLOGIES INC
filed 1999-08-23
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/   Quarterly Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934
        For the Quarterly Period Ended: June 30, 1999

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

Number of shares of common stock outstanding as of August 23, 1999: 4,985,136

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

  Condensed consolidated balance sheets -- June 30, 1999 and December 31, 1998

  Condensed consolidated statements of operations -- Three months ended June 30, 1999 and 1998; six months ended June 30, 1999 and 1998

  Condensed consolidated statements of cash flows -- Six months ended June 30, 1999 and 1998

  Notes to condensed consolidated financial statements -- June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                    June 30, 1999    December 31, 1998
                                                    ----------------------------------
ASSETS                                               (Unaudited)            (Note)
Current assets:
   Cash and cash equivalents                         $ 1,479,022        $  2,127,781
   Trade accounts receivable                             169,122             428,817
   Inventories                                         1,666,055           1,751,353
   Prepaid expenses and other
     current assets                                      158,684              72,610
                                                    ----------------------------------
   Total current assets                                3,472,883           4,380,561
Property and equipment, net                              391,437             550,773
Investment in joint venture                               59,530              53,534
Deferred product costs, less
   accumulated amortization of
   $4,768,820 and $4,623,451 at
   1999 and 1998, respectively                         1,205,609           1,350,978
Deposits                                                 222,208             305,587
                                                    ----------------------------------
                                                     $ 5,351,667        $  6,641,433
                                                    ==================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $   202,781        $    261,581
   Accrued liabilities                                   368,589             405,281
                                                    ----------------------------------
   Total current liabilities                             571,370             666,862
Shareholders' equity:
   Common stock -- $.01 par value;
     30,000,000 shares authorized;  5,035,336
     and 4,960,336  shares  issued at 1999 and
     1998,  respectively:  4,985,136  and
     4,910,136 shares outstanding at 1999
     and 1998, respectively                               50,353              49,603
   Additional paid-in capital                         19,501,837          19,429,931
   Accumulated deficit                               (14,340,548)        (13,073,618)
   Treasury stock, at cost; 50,200 shares               (431,345)           (431,345)
                                                    ----------------------------------
     Total shareholders' equity                        4,780,297           5,974,571
                                                    ----------------------------------
                                                     $ 5,351,667        $  6,641,433
                                                    ==================================


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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

            Three Months and Six Months Ended June 30, 1999 and 1998

                                        Three months ended                    Six months ended
                                             June 30,                             June 30,
                                         1999           1998               1999             1998
                                         ----           ----               ----             ----
Net sales                            $  623,092      $1,024,465        $ 1,209,174       $ 2,335,683
Cost of sales                           199,849         463,366            386,399         1,006,772
                                     ----------      ----------        -----------       -----------
Gross profit                            423,243         561,099            822,775         1,328,911
                                     ----------      ----------        -----------       -----------
Expenses:
   Royalty expense                       38,821          63,514             74,559           119,408
   Research and
     development                         62,072         128,826            166,523           247,155
   Selling, general
     & administrative                 1,044,040         572,532          1,662,131         1,178,159
   Depreciation &
     amortization                       118,970         128,224            241,138           256,581
                                     ----------      ----------        -----------       -----------
                                      1,263,903         893,096          2,144,351         1,801,303
                                     ----------      ----------         ----------       -----------
Operating loss                         (840,660)       (331,997)        (1,321,576)         (472,392)
Interest income                          24,809          36,755             48,650            67,719
Joint venture equity pick-up              3,127          13,447              5,996            33,479
                                     ----------      ----------        -----------       -----------
Loss before income taxes               (812,724)       (281,795)        (1,266,930)         (371,194)
Income tax expense                           --              --                 --                --
                                     ----------      ----------        -----------       -----------
Net loss                             $ (812,724)     $ (281,795)       $(1,266,930)      $  (371,194)
                                     ==========      ==========        ===========       ===========

Basic and diluted loss
   per share - Net loss
   per common share                  $     (.16)     $     (.06)       $      (.26)      $      (.08)

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                     Six Months Ended June 30, 1999 and 1998


                                                   1999            1998
                                               ----------------------------


Operating activities:
   Net cash provided by (used in)
     operating activities                      $  (648,759)     $   224,301
                                               ----------------------------


Investing activities:
   Capital expenditures, net                            --            1,416
   Distribution from joint venture                      --          275,000
                                               ----------------------------

   Net cash provided by
     investing activities                               --          276,416
                                               ----------------------------


Financing activities:
   Proceeds from issuance
     of common stock, net                               --               --
                                               ----------------------------

   Net cash used in
     financing activities                               --               --
                                               ----------------------------


Net increase (decrease) in cash
   and cash equivalents                           (648,759)         500,717

Cash and cash equivalents at
   beginning of period                           2,127,781        2,133,722
                                               ----------------------------


Cash and cash equivalents at
   end of period                               $ 1,479,022      $ 2,634,439
                                               ============================




            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1999

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note B -- Inventories

Inventories consist of the following:
                                            June 30, 1999     December 31, 1998
                                            -----------------------------------
Finished goods                               $   910,566          $ 909,928
Work in progress                                 161,774            199,374
Raw materials and components                     593,715            642,051
                                            -----------------------------------
                                             $ 1,666,055        $ 1,751,353
                                            ===================================


Note C -- Marketing And Distribution Agreements

The Company  entered  into a license  agreement  with QVC,  Inc.  ("QVC  License
Agreement") in 1993, whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. In 1996, the Company and QVC modified the QVC License Agreement ("Amended License Agreement"), whereby the Company reacquired certain retail marketing rights to the Hydron product line. Such retail marketing rights included prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC was entitled to receive a commission from the Company on any such sales. In addition, the Amended License Agreement increased the minimum product purchase requirements QVC was required to meet, on an annual basis over a two-year term ended May 31, 1998, to maintain its exclusive rights to market Hydron consumer products in the Western Hemisphere, through all channels of distribution except as noted above. QVC did not meet the annual minimum product purchase requirements to maintain exclusivity for the year ended May 31, 1997.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1999

Note C -- Marketing And Distribution Agreements (continued)

On June 11, 1997, the Company and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended for one year, to May 31, 1999.

Under the terms of the Renegotiated License Agreement, QVC was required to meet certain minimum product purchase requirements during each two-year period during the term of the agreement, as well as annual minimum product purchase requirements, to maintain its exclusive rights. No obligation existed for QVC to purchase the Company's product, except to maintain such exclusive rights, and no assurances could be given that QVC would meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC had met the stipulated minimum product purchase requirements, then the Renegotiated License Agreement would have renewed automatically. If QVC did not meet the annual minimum product purchase requirements, the Company could elect to continue or terminate the Renegotiated License Agreement as of the end of each contract year during the term.

Although QVC did not satisfy the minimum product purcahse requirements for the period ended May 31, 1998, the Company elected to continue the Renegotiated License Agreement at that time. Effective May 31, 1999, the Company terminated the Renegotiated License Agreement as a result of QVC's failure to satisfy the annual minimum product purchase requirements for the period ended May 31, 1999. Under the terms of the Renegotiated License Agreement, QVC had a period of 30 days, commencing with the Company's notice to QVC of its decision to terminate, to satisfy the minimum product purchase requirements. As the deficiency was not cured during that time, the Renegotiated License Agreement terminated May 31, 1999. Under the terms of the Renegotiated License Agreement, following termination thereof, the Company cannot market or sell certain Hydron products through direct response television in the Western Hemisphere, for a period of three months ending September 1, 1999. In addition, QVC can continue to sell certain of the Company's products on a non-exclusive basis, to customers who had previously purchased and wish to reorder Hydron products, for a period of two years commencing June 1, 1999.

The Company is currently negotiating the terms of a marketing and distribution agreement with Home Shopping Club LP ("Home Shopping"), which is expected to become effective September 1, 1999 (the "Home Shopping Agreement"). Pursuant to the Home Shopping Agreement, the Company will grant Home Shopping an exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing, and a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States. It is currently anticipated that the Home Shopping Agreement will require Home Shopping to make minimum product purchases i) during the period ending 12 months following the date on which the products first air on Home Shopping's television programs (the "Initial Term"), and ii) during the second 12 months following the date of the first airing, should Home Shopping exceed a certain threshold amount in retail sales of Hydron products to consumers during the Initial Term. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term for an indefinite number of successive one-year periods, subject to Home Shopping's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, Home Shopping will no longer be required to make minimum product purchases except to maintain exclusivity. The Company expects to launch its products on Home Shopping's television programs in September 1999.

In addition to selling Hydron products on-air, Home Shopping is expected to provide brand development, and marketing promotion and support for the products, including direct mail, sampling, outbound telemarketing, package inserts, advertising and publicity programs, the costs and expenses of which are to be shared equally by Home Shopping and the Company.

Although management believes that there are other avenues for selling the Company's products, including the Hydron catalog, the failure of the Company to enter into the Home Shopping Agreement, or the loss of Home Shopping as a customer, would have a material adverse effect on the Company's business.

The Company has also entered into a Spokesperson Services Agreement with Greyson International, Inc. ("Greyson") and Harvey Tauman ("Tauman"), the Company's former president and an employee of Greyson, to have Tauman market the Company's products in connection with Home Shopping and to serve as the Company's on-air spokesperson. This agreement shall remain effective, subject to certain conditions, until two years after the date of Tauman's first appearance promoting Hydron products on Home Shopping's television programs. For providing the services of Tauman, Greyson shall receive a fee based on a percentage of the Company's monthly recorded sales of its products to Home Shopping.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1999

Note D -- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                                 1999         1998             1999         1998
                                                              ------------------------------------------------------
Numerator:
  Net income (loss) is both the  numerator
    for basic  earnings per share (income
    available to common shareholders) and the
    numerator for diluted earnings per share
    (income available to common shareholders
    after assumed conversions or exercise
    of outstanding options and warrants,
    if dilutive)                                              $ (812,724)  $  (281,795)    $(1,266,930)   $ (371,194)
                                                              ======================================================
Denominator:
  Denominator for basic earnings per share
    (weighted-average shares)                                  4,940,631     4,910,136       4,925,467     4,910,136
  Effect of dilutive securities: Stock options
    and warrants                                                     --             --              --            --

                                                              ------------------------------------------------------

  Denominator for dilutive earnings per share
    (adjusted weighted-average)                                4,940,631     4,910,136       4,925,467     4,910,136
                                                              ======================================================
Basic earnings per share                                      $     (.16)  $      (.06)    $      (.26)   $     (.08)
                                                              ======================================================
Diluted earnings per share                                    $     (.16)  $      (.06)    $      (.26)   $     (.08)
                                                              ======================================================

Options and warrants to purchase 269,700 shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share because the effect would be antidilutive to the net loss per share for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. (the "Company") develops and markets a broad range of personal care products, including skin care, hair care, bath and body, and topical over-the-counter pharmaceutical products, based on its proprietary and patented Hydron polymer technology. The Company holds U.S. and international patents on what management believes is the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent, oral health care products for dental professionals.

The Company is negotiating the terms of a Marketing and Distribution Agreement with Home Shopping Club LP ("Home Shopping"), which is expected to become effective September 1, 1999 (the "Home Shopping Agreement"). The Home Shopping Agreement grants certain exclusive worldwide rights to Home Shopping to purchase licensed products from the Company for sale through various forms of electronic retailing. The Company also continues to sell certain of its products to QVC, Inc. ("QVC"), for QVC to sell on a non-exclusive basis to existing customers who had previously purchased and wish to re-order Hydron products, under the terms of the Company's former license agreement with QVC, which the Company terminated effective May 31, 1999 (the "Former License Agreement"). QVC has the right to sell certain Hydron products to such customers until June 1, 2001.

In addition, the Company has entered into a Spokesperson Services Agreement with Greyson International, Inc. ("Greyson") and Harvey Tauman ("Tauman"), the Company's former president and an employee of Greyson, to have Tauman market the Company's products in connection with Home Shopping and to serve as the Company's on-air spokesperson. The Company has also entered into a License Agreement with National Patent Development Corp., which provides for reciprocal royalty payments based on the sale of certain of each party's products.

The Company is developing other personal care/cosmetic products for consumers using Hydron polymers and is using its patented technology as a drug delivery system in at least one of its proprietary products. The Company intends to continue to explore the efficacy of using its technology for such purposes and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that, because of their unique properties, products that utilize Hydron polymers have the potential for wide acceptance in consumer and professional health care markets.

Most of the Company's net sales for the three months and six months ended June 30, 1999 are derived from sales to QVC, under the Former License Agreement.

Results of Operations

Net sales for the three months ended June 30, 1999 were $623,092, a decrease of $401,373, or 39%, from net sales of $1,024,465 for the three months ended June 30, 1998. Net sales for the six months ended June 30, 1999 were $1,209,174, a decrease of $1,126,509, or 48%, from net sales of $2,335,683 for the six months ended June 30, 1998.

Non-catalog net sales, primarily to QVC and related entities, for the three months ended June 30, 1999 were $417,830, a decrease of $444,813, or 52%, from non-catalog net sales of $862,643 for the three months ended June 30, 1998. Non-catalog net sales for the six months ended June 30, 1999 were $831,075, a decrease of $1,092,154, or 57%, from non-catalog net sales of $1,923,229 for the six months ended June 30, 1998. The decrease in non-catalog sales resulted primarily from decreased sales to QVC, which in turn, resulted primarily from a reduction in QVC's retail sales due to the amount and quality of airtime provided by QVC, as well as the number of new product introductions, the amount of competitive products offered by QVC, and the effectiveness of the host and spokesperson. As of September 1, 1999, Hydron products will no longer be sold on-air by QVC in accordance with the terms of the Former License Agreement.

Catalog net sales for the three months ended June 30, 1999 were $205,262, an increase of $43,440, or 27%, from catalog net sales of $161,822 for the three months ended June 30, 1998. Catalog net sales for the six months ended June 30, 1999 were $378,099, a decrease of $34,355, or 8%, from catalog net sales of $412,454 for the six months ended June 30, 1998. The increase in catalog sales for the three months ended June 30, 1999 was the result of more successful promotional activities. The decrease in catalog sales for the six months ended June 30, 1999 was the result of a one-time vitamin sale of approximately $73,000 during the three months ended March 31, 1998.

Approximately 67% and 84% of the Company's sales for the three months ended June 30, 1999 and 1998, respectively, were to QVC and its related entities. Approximately 68% and 82% of the Company's sales during the six months ended June 30, 1999 and 1998, respectively, were to QVC and its related entities. Management anticipates that sales to QVC as a percentage of the Company's total sales will decline as a result of the termination of the Former License Agreement, although the Company may continue to sell certain products to QVC for re-sale to select customers until June 1, 2001. Management also anticipates that, under the terms of the Home Shopping Agreement, which is expected to become effective September 1, 1999, sales to Home Shopping will become a substantial percentage of the Company's total sales. Assuming the Home Shopping Agreement becomes effective, absent the consummation of marketing or distribution arrangements with third parties other than Home Shopping, the Company's dependence upon Home Shopping as a substantial customer will be significant. The failure of the Company to enter into the Home Shopping Agreement, or any disruption in the Company's relationship with Home Shopping, would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's overall gross profit margin for the three months ended June 30, 1999 was 68%, as compared to 55% for the three months ended June 30, 1998. The Company's overall gross profit margin for the six months ended June 30, 1999 was 68%, as compared to 57% for the six months ended June 30,

1998. The gross profit margin on non-catalog sales for the three months ended June 30, 1999 was 61%, as compared to 49% for the three months ended June 30, 1998. The gross profit margin on non-catalog sales for the six months ended June 30, 1999 was 62%, as compared to 53% for the six months ended June 30, 1998. The increase in non-catalog gross profit margins was the result of the mix of products sold to QVC, including the sale of approximately $174,000 of sample size products to QVC for promotional activities at a gross margin of approximately 15% during the three months ended June 30, 1998. The gross profit margin on catalog sales for the three months ended June 30, 1999 was 81%, as compared to 84% for the three months ended June 30, 1998. The gross profit margin on catalog sales for the six months ended June 30, 1999 was 82%, as compared to 76% for the six months ended June 30, 1998. The decrease in catalog gross profit margin for the three months ended June 30, 1999 was the result of promotional pricing on some of the products offered through the catalog. The increase in catalog gross profit margin for the six months ended June 30, 1999 resulted primarily from the one-time vitamin sale of approximately $73,000, at a 44% gross profit margin, during the three months ended March 31, 1998.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended June 30, 1999 were $62,072, a decrease of $66,754, or 52%, from R&D expenses of $128,826 for the three months ended June 30, 1998. Such expenses for the six months ended June 30, 1999 were $166,523, a decrease of $80,632, or 33%, from R&D expenses of $247,155 for the six months ended June 30, 1998. These decreases resulted primarily from clinical studies performed with respect to various products with costs of approximately $100,000 incurred during the six month period ended June 30, 1998. No such clinical studies were performed during the six months ended June 30, 1999. The amount of R&D expenses per year varies, depending on the nature of the Company's development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1999 were $1,044,040, an increase of $471,508, or 82%, from SG&A expenses of $572,532 for the three months ended June 30, 1998. Such expenses for the six months ended June 30, 1999 were $1,662,131, an increase of $483,972, or 41%, from SG&A expenses of $1,178,159 for the six months ended June 30, 1998.

Non-catalog related SG&A expenses for the three months ended June 30, 1999 were $941,853, an increase of $466,652, or 98%, from SG&A expenses of $475,201 for the three months ended June 30, 1998. Non-catalog related SG&A expenses for the six months ended June 30, 1999 were $1,474,657, an increase of $508,989, or 53%, from SG&A expenses of $965,668 for the six months ended June 30, 1998. These increases are attributable primarily to the litigation with the Company's former president, which was settled on June 2, 1999, and with the voluntary early termination of an executive officer's employment contract on May 31, 1999. The settlement of the litigation resulted in settlement payments of approximately $373,000, including the issuance of 75,000 shares of the Company's common stock valued at approximately $73,000. The termination of an executive officer's employment contract, that would have otherwise provided for continued employment through April 30, 2003, resulted in payroll and related costs of approximately $109,000.

Catalog related SG&A expenses for the three months ended June 30, 1999 were $102,187, an increase of $4,856, or 5%, from SG&A expenses of $97,331 for the three months ended June 30, 1998. Catalog related SG&A expenses for the six months ended June 30, 1999 were $187,474, a decrease of $25,017, or 12%, from SG&A expenses of $212,491 for the six months ended June 30, 1998. The increase in catalog related SG&A expenses for the three months ended June 30, 1999 was attributable to an overall increase in catalog sales. The decrease in catalog related SG&A expenses for the six months ended June 30, 1999 was attributable primarily to a decrease in promotional and payroll costs.

Interest and investment income for the three months ended June 30, 1999 was $24,809, a decrease of $11,946, or 33%, from interest and investment income of $36,755 for the three months ended June 30, 1998. Interest and investment income for the six months ended June 30, 1999 was $48,650, a decrease of $19,069, or 28%, from interest and investment income of $67,719 for the six months ended June 30, 1998. These decreases were due primarily to lower cash balances in the 1999 periods compared to the 1998 periods. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S.
Treasury securities.

The net loss for the three months ended June 30, 1999 was $812,724, as compared to a net loss of $281,795 for the three months ended June 30, 1998. The net loss for the six months ended June 30, 1999 was $1,266,930, as compared to a net loss of $371,194 for the six months ended June 30, 1998. The increase in the net losses resulted primarily from the factors discussed above. The non-catalog net loss for the three months ended June 30, 1999 was $859,546, as compared to a non-catalog net loss of $308,932 for the three months ended June 30, 1998. The non-catalog net loss for the six months ended June 30, 1999 was $1,354,999, as compared to a non-catalog net loss of $448,323 for the six months ended June 30, 1998. The catalog's net income for the three months ended June 30, 1999 was $46,822, as compared to the catalog's net income of $27,137 for the three months ended June 30, 1998. The catalog's net income for the six months ended June 30, 1999 was $88,069, as compared to the catalog's net income of $77,129 for the six months ended June 30, 1998.

Liquidity and Financial Resources

The Company's overall financial condition remains strong as reflected in the Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998. Working capital at June 30, 1999 and December 31, 1998 was approximately $2.9 million and $3.7 million, respectively, including cash and cash equivalents of approximately $1.5 million and $2.1 million, respectively. The Company's decrease in cash and cash equivalents of approximately $649,000 was the result primarily of costs associated with the litigation settlement and employment contract termination, which included cash payments of approximately $300,000 and $88,000, respectively.

There were no investing activities during the six months ended June 30, 1999. Investing activities generated approximately $276,000 during the six months ended June 30, 1998, consisting primarily of a distribution of $275,000 received from New Hydromercial Partners, the Company's joint venture with QVC.

There were no financing activities during the six months ended June 30, 1999 and 1998.

Based on the Company's present cash position, absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D, and the Company's present business strategy, management believes that the Company has adequate resources to meet normal, recurring obligations for at least the next twelve months, as they become due. Further, in view of the thirty day payment terms in connection with sales to QVC and anticipated sales to Home Shopping, management does not anticipate any difficulty in financing foreseeable inventory requirements. However, since sales to QVC represented approximately 68% of the Company's net sales for the six months ended June 30, 1999, if the company fails to consummate the Home Shopping Agreement, the termination of the Former License Agreement would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company and Home Shopping are in the final stages of negotiation of the Home Shopping Agreement, there can be no assurance that the Home Shopping Agreement will be concluded.

Under the terms of the Home Shopping Agreement, Home Shopping is expected to make minimum product purchases from the Company during the period ending 12 months from the date on which Hydron products first air on Home Shopping's television programs. If Home Shopping exceeds certain retail sales of Hydron products during that period, the agreement will renew automatically on the same terms for a second one-year period. Beginning in the third year, Home Shopping will no longer be required to make minimum product purchases, except to maintain exclusivity. The agreement may be automatically extended for an indefinite number of successive one-year periods, subject to Home Shopping's achieving escalating minimum product purchase levels.

The Company does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, management's strategy has been to enter into marketing, licensing and distribution agreements with third parties, such as Home Shopping and QVC, which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

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

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those expressed or implied in such forward looking statements. You should also consult the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

A - Exhibits - 27.1 - Financial Data Schedule

B - Current report on Form 8-K (Date of Report, June 2, 1999), reporting items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      HYDRON TECHNOLOGIES, INC.


                                                      By: /s/ Richard Banakus
                                                      -----------------------
                                                      Richard Banakus
                                                      Interim President


Dated: August 23, 1999