Form 10-Q
period 1999-09-30
HYDRON TECHNOLOGIES INC
filed 1999-11-15
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended: September 30, 1999

                                       or

  / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period from __________ to __________

                         Commission File Number: 0-6333
                                                 ------

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

Number of shares of common stock outstanding as of November 5, 1999: 4,975,136.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index


Part I. Financial Information
-----------------------------

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets -- September 30, 1999 and December 31, 1998

   Condensed consolidated statements of operations -- Three months ended September 30, 1999 and 1998; nine months ended September 30, 1999 and 1998

   Condensed consolidated statements of cash flows -- Nine months ended September 30, 1999 and 1998

   Notes to condensed consolidated financial statements -- September 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information
--------------------------

Item 6. Exhibits and Reports on Form 8-K


Signatures

                                             HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                  Condensed Consolidated Balance Sheets

                                                         September 30, 1999                 December 31, 1998
                                                         ----------------------------------------------------
ASSETS                                                      (Unaudited)                          (Note)
Current assets:
   Cash and cash equivalents                               $  1,561,810                       $  2,127,781
   Trade accounts receivable                                     79,323                            428,817
   Inventories                                                1,754,703                          1,751,353
   Prepaid expenses and other
     current assets                                             156,566                             72,610
                                                           -----------------------------------------------
   Total current assets                                       3,552,402                          4,380,561
Property and equipment, net                                     352,491                            550,773
Investment in joint venture                                      61,525                             53,534
Deferred product costs, less
   accumulated amortization of
   $4,481,504 and $4,623,451 at
   1999 and 1998, respectively                                1,132,924                          1,350,978
                                                           -----------------------------------------------
Deposits                                                        326,450                            305,587
                                                           $  5,425,792                       $  6,641,433
                                                           ===============================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $    356,371                       $    261,581
   Accrued liabilities                                          412,339                            405,281
                                                           -----------------------------------------------
   Total current liabilities                                    768,710                            666,862
Shareholders' equity:
   Common stock -- $.01 par value;
     30,000,000 shares authorized;  5,035,336 and
     4,960,336  shares  issued at 1999 and
     1998,  respectively:  4,985,136  and
     4,910,136 shares outstanding at 1999
     and 1998, respectively                                      50,353                             49,603
   Additional paid-in capital                                19,501,837                         19,429,931
   Accumulated deficit                                      (14,463,763)                       (13,073,618)
   Treasury stock, at cost; 50,200 shares                      (431,345)                          (431,345)
                                                           -----------------------------------------------
     Total shareholders' equity                               4,657,082                          5,974,571
                                                           -----------------------------------------------

                                                           $  5,425,792                        $ 6,641,433
                                                           ===============================================

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

                           HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Condensed Consolidated Statements Of Operations
                                           (Unaudited)

                 Three Months and Nine Months Ended September 30, 1999 and 1998

                                        Three months ended                          Nine months ended
                                           September 30,                              September 30,
                                       1999             1998                     1999             1998
                                       ----             ----                     ----             ----
Net sales                             $ 902,679      $  964,539              $ 2,111,853       $ 3,300,222
Cost of sales                           311,238         377,827                  697,637         1,384,599
                                      ---------      ----------               ----------        ----------
Gross profit                            591,441         586,712                1,414,216         1,915,623
                                      ---------      ----------               ----------        ----------
Expenses:
   Royalty expense                       41,591          53,112                  116,150           172,520
   Research and
     development                         25,042          80,647                  191,565           327,802
   Selling, general
     & administrative                   543,646         670,991                2,205,777         1,849,150
   Depreciation &
     amortization                       123,330         128,429                  364,468           385,010
                                      ---------      ----------               ----------        ----------
                                        733,609         933,179                2,877,960         2,734,482
                                      ---------      ----------               ----------        ----------
Operating loss                         (142,168)       (346,467)              (1,463,744)         (818,859)
Interest income                          16,958          38,350                   65,608           106,069
Joint venture equity pick-up              1,995           2,829                    7,991            36,308
                                      ---------      ----------               ----------        ----------
Loss before income taxes               (123,215)       (305,288)              (1,390,145)         (676,482)
Income tax expense                           --              --                       --                --
                                      ---------      ----------               ----------        ----------
Net loss                              $(123,215)     $ (305,288)             $(1,390,145)      $  (676,482)
                                      =========      ==========              ===========        ==========

Basic and diluted loss
   per share - Net loss
   per common share                   $    (.02)     $     (.06)             $      (.28)       $     (.14)

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                  Nine Months Ended September 30, 1999 and 1998


                                                         Nine Months Ended
                                                           September 30,
                                                      1999               1998
                                                  ------------------------------
Operating activities:
   Net cash provided by (used in)
     operating activities                         $  (554,271)      $   515,205
                                                  -----------------------------

Investing activities:
   Capital expenditures, net                          (11,700)             (234)
   Distribution from joint venture                         --           275,000
                                                  ------------------------------

   Net cash provided by
     (used in) investing activities                   (11,700)          274,766
                                                  -----------------------------

Financing activities:
   Proceeds from issuance
     of common stock, net                                  --                --
                                                  -----------------------------
   Net cash used in
     financing activities                                  --                --
                                                  -----------------------------
Net increase (decrease) in cash
   and cash equivalents                              (565,971)          789,971

Cash and cash equivalents at
   beginning of period                              2,127,781         2,133,722
                                                  -----------------------------

Cash and cash equivalents at
   end of period                                  $ 1,561,810       $ 2,923,693
                                                  =============================

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1999

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note B -- Inventories

Inventories consist of the following:
                                                   September 30,    December 31,
                                                       1999            1998
                                                   -----------------------------
Finished goods                                      $1,078,265      $  909,928
Work in progress                                       160,275         199,374
Raw materials and components                           516,163         642,051
                                                    --------------------------
                                                    $1,754,703      $1,751,353
                                                    ==========================

Note C - Marketing And Distribution Agreements

The Company  entered  into a license  agreement  with QVC,  Inc.  ("QVC  License
Agreement") in 1993, whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. In 1996, the Company and QVC modified the QVC License Agreement ("Amended License Agreement"), whereby the Company reacquired certain retail marketing rights to the Hydron product line. Such retail marketing rights included prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC was entitled to receive a commission from the Company on any such sales. In addition, the Amended License Agreement increased the minimum product purchase requirements QVC was required to meet on an annual basis through the two-year term ended May 31, 1998, to maintain its exclusive rights to market Hydron consumer products in the Western Hemisphere, through all channels of distribution except as noted above. QVC did not meet the annual minimum product purchase requirements to maintain exclusivity for the year ended May 31, 1997.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               SEPTEMBER 30, 1999

Note C - Marketing And Distribution Agreements (continued)

On June 11, 1997, the Company and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended for one year, to May 31, 1999.

Under the terms of the Renegotiated License Agreement, QVC was required to meet certain minimum product purchase requirements during each two-year period during the term of the agreement, as well as annual minimum product purchase requirements, to maintain its exclusive rights. No obligation existed for QVC to purchase the Company's product, except to maintain such exclusive rights, and no assurances were given that QVC would meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC had met the stipulated minimum product purchase requirements, then the Renegotiated License Agreement would have renewed automatically. If QVC did not meet the annual minimum product purchase requirements, the Company could elect to continue or terminate the Renegotiated License Agreement as of the end of each contract year during the term.

Although QVC did not satisfy the minimum product purchase requirements for the period ended May 31, 1998, the Company elected to continue the Renegotiated License Agreement at that time. Effective May 31, 1999, the Company terminated the Renegotiated License Agreement as a result of QVC's failure to satisfy the annual minimum product purchase requirements for the period ended May 31, 1999. Under the terms of the Renegotiated License Agreement, QVC had a period of 30 days, commencing with the Company's notice to QVC of its decision to terminate, to satisfy the minimum product purchase requirements. As the deficiency was not cured during that time, the Renegotiated License Agreement terminated May 31, 1999. Under the terms of the Renegotiated License Agreement, following termination thereof, the Company could not market or sell certain Hydron products through direct response television in the Western Hemisphere, for a period of three months ending September 1, 1999. In addition, QVC has the right to continue to sell certain of the Company's products on a non-exclusive basis to existing customers who had previously purchased and wish to re-order Hydron products, for a period of two years commencing June 1, 1999.

Effective September 1, 1999, the Company entered into a marketing and distribution agreement (the "Home Shopping Agreement") with Home Shopping Club LP ("Home Shopping"), that grants Home Shopping exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing. The Home Shopping Agreement also grants Home Shopping a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States.

Under the terms of the Home Shopping Agreement, Home Shopping will make minimum product purchases (i) during the period ending 12 months following the date on which the products first aired on Home Shopping's television programs (the "Initial Term"), and (ii) during the second 12 months following the date of the first airing, should Home Shopping exceed a certain threshold amount in retail sales of Hydron products to consumers during the Initial Term. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term for an indefinite number of successive one-year periods, subject to Home Shopping's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, Home Shopping will no longer be required to make minimum product purchases, except to maintain exclusivity.

The Company launched its products on Home Shopping's television programs on September 16, 1999. Hydron products have since been featured in hour long "Hydron Skin Care Solutions" programs which were televised by Home Shopping on October 24 and 25, 1999, and are expected to continue to air regularly on Home Shopping's television programs. In addition to selling Hydron products on-air, Home Shopping is expected to provide brand development, and marketing promotion and support for the products, including direct mail, sampling, outbound telemarketing, package inserts, advertising and publicity programs, the costs and expenses of which are to be shared equally by Home Shopping and the Company.

Although management believes that there are other avenues for selling the Company's products, including the Hydron catalog, the loss of Home Shopping as a customer would have a material adverse effect on the Company's business.

The Company has also entered into a Spokesperson Services Agreement with Greyson International, Inc. ("Greyson") and Harvey Tauman ("Tauman"), the Company's former president and an employee of Greyson, to have Tauman market the Company's products in connection with Home Shopping and to serve as the Company's on-air spokesperson. This agreement shall remain effective, subject to certain conditions, until September 16, 2001 (the second anniversary of Tauman's first appearance promoting Hydron products on Home Shopping's television programs). For providing the services of Tauman, Greyson shall receive a fee based on a percentage of the Company's monthly recorded sales of its products to Home Shopping.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1999

Note D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                                1999          1998          1999           1998
                                                             ------------------------------------------------------
Numerator:
  Net income (loss) is both the  numerator
  for basic  earnings per share (income
  available to common shareholders) and the
  numerator for diluted earnings per share
  (income available to common shareholders
  after assumed conversions or exercise
  of outstanding options and warrants,
  if dilutive)                                               $ (123,215)   $ (305,288)   $(1,390,145)   $ (676,482)
                                                             =====================================================

Denominator:
  Denominator for basic earnings per share
    (weighted-average shares)                                 4,945,576     4,910,136      5,015,299     4,910,136
  Effect of dilutive securities: Stock options
    and warrants                                                     --            --             --            --

                                                             -----------------------------------------------------
  Denominator for dilutive earnings per share
    (adjusted weighted-average)                               4,945,576     4,910,136      5,015,299     4,910,136
                                                             =====================================================

Basic earnings per share                                     $     (.02)    $    (.06)   $      (.28)   $     (.14)
                                                             =====================================================

Diluted earnings per share                                   $     (.02)    $    (.06)   $      (.28)   $     (.14)
                                                             =====================================================

Options and warrants to purchase 256,500 shares of common stock were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share because the effect would be antidilutive to the net loss per share for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business
--------

Hydron Technologies, Inc. (the "Company") develops and markets a broad range of personal care products, including skin care, hair care, bath and body, and topical over-the-counter pharmaceutical products, based on its proprietary and patented Hydron polymer technology. The Company holds U.S. and international patents on what management believes is the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care and cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care and cosmetic products for consumers and, to a lesser extent, oral health care products for dental professionals.

The Company entered into a Marketing and Distribution Agreement with Home Shopping Club LP ("Home Shopping") effective September 1, 1999 (the "Home Shopping Agreement"). The Home Shopping Agreement grants certain exclusive worldwide rights to Home Shopping to purchase licensed products from the Company for sale through various forms of electronic retailing. The Company also continues to sell certain of its products to QVC, Inc. ("QVC"), for QVC to sell on a non-exclusive basis to existing customers who wish to re-order Hydron products, under the terms of the Company's former license agreement with QVC, which the Company terminated effective May 31, 1999 (the "Former License Agreement"). QVC has the right to sell certain Hydron products to such customers until June 1, 2001.

In addition, the Company entered into a Spokesperson Services Agreement with Greyson International, Inc. ("Greyson") and Harvey Tauman ("Tauman"), the Company's former president and an employee of Greyson, to have Tauman market the Company's products in connection with Home Shopping and to serve as the Company's on-air spokesperson. The Company has also entered into a License Agreement with National Patent Development Corp., which provides for reciprocal royalty payments based on the sale of certain of each party's products.

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

Most of the Company's net sales for the three months and nine months ended September 30, 1999 are derived from sales to QVC under the Former License Agreement, and sales to Home Shopping under the Home Shopping Agreement.

Results of Operations
---------------------

Net sales for the three months ended September 30, 1999 were $902,679, representing a decrease of $61,860, or 6%, from net sales of $964,539 for the three months ended September 30, 1998. Net sales for the nine months ended September 30, 1999 were $2,111,853, representing a decrease of $1,188,369, or 36%, from net sales of $3,300,222 for the nine months ended September 30, 1998.

Non-catalog net sales, primarily to Home Shopping and QVC, for the three months ended September 30, 1999 were $616,248, representing a decrease of $180,641, or 23%, from non-catalog net sales of $796,889 for the three months ended September 30, 1998. Non-catalog net sales for the nine months ended September 30, 1999 were $1,447,323, representing a decrease of $1,272,795, or 47%, from non-catalog net sales of $2,720,118 for the nine months ended September 30, 1998. The decrease in non-catalog net sales resulted primarily from decreased sales to QVC, which were partially offset by an initial sale to Home Shopping prior to the launch of the Company's products on Home Shopping's television programs on September 16, 1999.The decrease in net sales to QVC resulted primarily from the termination of the Former License Agreement effective May 31, 1999. As of September 1, 1999, Hydron products ceased to be sold on-air by QVC in accordance with the terms of the Former License Agreement.

Catalog net sales for the three months ended September 30, 1999 were $286,431, representing an increase of $118,781, or 71%, from catalog net sales of $167,650 for the three months ended September 30, 1998. Catalog net sales for the nine months ended September 30, 1999 were $664,530, representing an increase of $84,426, or 15%, from catalog net sales of $580,104 for the nine months ended September 30, 1998. The increase in catalog sales for the three and nine months ended September 30, 1999 was the result of promotional activities.

Approximately 68% and 83% of the Company's sales for the three months ended September 30, 1999 and 1998, respectively, were to Home Shopping and QVC. Approximately 69% and 82% of the Company's sales during the nine months ended September 30, 1999 and 1998, respectively, were to Home Shopping and QVC. Management anticipates that sales to QVC as a percentage of the Company's total sales will decline as a result of the termination of the Former License Agreement, although the Company may continue to sell certain products to QVC for re-sale to prior purchasers until June 1, 2001. Management also anticipates that, under the terms of the Home Shopping Agreement, which became effective September 1, 1999, sales to Home Shopping will become a substantial percentage of the Company's total sales. Absent the consummation of marketing or distribution arrangements with third parties other than Home Shopping, the Company's dependence upon Home Shopping as a substantial customer will be significant. Any disruption in the Company's relationship with Home Shopping would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's overall gross profit margin for the three months ended September 30, 1999 was 66%, as compared to 61% for the three months ended September 30, 1998. The Company's overall gross profit

---------------------------------

margin for the nine months ended September 30, 1999 was 67%, as compared to 58% for the nine months ended September 30, 1998. The gross profit margin on non-catalog sales for the three months ended September 30, 1999 was 57%, as compared to 56% for the three months ended September 30, 1998. The gross profit margin on non-catalog sales for the nine months ended September 30, 1999 was 60%, as compared to 54% for the nine months ended September 30, 1998. The increase in non-catalog gross profit margins was the result of the mix of products sold to QVC and Home Shopping. The gross profit margin on catalog sales for the three months ended September 30, 1999 was 83%, as compared to 84% for the three months ended September 30, 1998. The gross profit margin on catalog sales for the nine months ended September 30, 1999 was 82%, as compared to 78% for the nine months ended September 30, 1998. The decrease in catalog gross profit margin for the three months ended September 30, 1999 was the result of promotional pricing on some of the products offered through the catalog. The increase in catalog gross profit margin for the nine months ended September 30, 1999 resulted primarily from a one-time vitamin sale of approximately $73,000, which had a 44% gross profit margin, during the three months ended March 31, 1998.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended September 30, 1999 were $25,402, representing a decrease of $55,605, or 69%, from R&D expenses of $80,647 for the three months ended September 30, 1998. Such expenses for the nine months ended September 30, 1999 were $191,565, representing a decrease of $136,237, or 42%, from R&D expenses of $327,802 for the nine months ended September 30, 1998. These decreases resulted primarily from clinical studies performed with respect to various products with costs of approximately $100,000 incurred during the nine month period ended September 30, 1998. No such clinical studies were performed during the nine months ended September 30, 1999. The amount of R&D expenses per year varies depending on the nature of the Company's development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1999 were $543,646, representing a decrease of $127,345, or 19%, from SG&A expenses of $670,991 for the three months ended September 30, 1998. Such expenses for the nine months ended September 30, 1999 were $2,205,777, representing an increase of $356,627, or 19%, from SG&A expenses of $1,849,150 for the nine months ended September 30, 1998.

Non-catalog related SG&A expenses for the three months ended September 30, 1999 were $371,961, representing a decrease of $171,202, or 32%, from SG&A expenses of $542,981 for the three months ended September 30,1998.Non-catalog related SG&A expenses for the nine months ended September 30, 1999 were $1,846,618, representing an increase of $337,969, or 22%, from SG&A expenses of $1,508,649 for the nine months ended September 30, 1998. The decrease in non-catalog related SG&A expenses for the three months ended September 30, 1999 was primarily the result of reduced payroll and legal expenses and also lower selling expenses as a result of the limited air time on QVC and Home Shopping. The increase in non-catalog related SG&A expenses for the nine months ended September 30,

---------------------------------

1999 is attributable primarily to the litigation with the Company's former president, which was settled on June 2, 1999, and with the voluntary early termination of an executive officer's employment contract on May 31, 1999. The settlement of the litigation resulted in the payment to the former president of approximately $300,000 in cash and the issuance of 75,000 shares of the Company's common stock valued at approximately $73,000. The termination of an executive officer's employment contract, that would have otherwise provided for continued employment through April 30, 2003, resulted in payroll and related costs of approximately $109,000.

Catalog related SG&A expenses for the three months ended September 30, 1999 were $171,685, representing an increase of $43,675, or 34%, from SG&A expenses of $128,010 for the three months ended September 30, 1998. Catalog related SG&A expenses for the nine months ended September 30, 1999 were $359,159, representing an increase of $18,658, or 5%, from SG&A expenses of $340,501 for the nine months ended September 30, 1998. These increases in catalog related SG&A expenses for the three and nine months ended September 30, 1999 are attributable to an overall increase in promotional costs.

The Company anticipates that SG&A expenses will increase substantially during the quarter ending December 31, 1999 as a result of costs associated with the continued reconfiguration of the Company's existing product inventory to meet the requirements of its new exclusive electronic retailer, increased co-operative advertising, and the production of new product components and additional finished goods inventory.

Interest and investment income for the three months ended September 30, 1999 was $16,958, representing a decrease of $21,392, or 56%, from interest and investment income of $38,350 for the three months ended September 30, 1998. Interest and investment income for the nine months ended September 30, 1999 was $65,608, representing a decrease of $40,461, or 38%, from interest and investment income of $106,069 for the nine months ended September 30, 1998. These decreases were due primarily to lower cash balances in the 1999 periods compared to the 1998 periods. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended September 30, 1999 was $123,215, as compared to a net loss of $305,288 for the three months ended September 30, 1998. The net loss for the nine months ended September 30, 1999 was $1,390,145, as compared to a net loss of $676,482 for the nine months ended September 30, 1998. The net losses resulted primarily from the factors discussed above. The non-catalog net loss for the three months ended September 30, 1999 was $178,404, as compared to a non-catalog net loss of $304,663 for the three months ended September 30, 1998. The non-catalog net loss for the nine months ended September 30, 1999 was $1,533,403, as compared to a non-catalog net loss of $752,985 for the nine months ended September 30, 1998. The catalog's net income for the three months ended September 30, 1999 was $55,189, as compared to the catalog's net loss of $625 for the three months ended September 30, 1998. The catalog's net income for the nine months ended September 30, 1999 was $143,258, as compared to the catalog's net income of $76,503 for the nine months ended September 30, 1998.

Liquidity and Financial Resources
---------------------------------

Working capital at September 30, 1999 and December 31, 1998 was approximately $2.8 million and $3.7 million, respectively, including cash and cash equivalents of approximately $1.6 million and $2.1 million, respectively. The Company's decrease in cash and cash equivalents of approximately $566,000 was the result primarily of costs associated with the litigation settlement litigation settlement and employment contract termination, which included cash payments of approximately $300,000 and $88,000, respectively.

There were minimal investing activities during the nine months ended September 30, 1999, consisting primarily of the purchase of property and equipment. Investing activities generated approximately $276,000 during the nine months ended September 30, 1998, consisting primarily of a distribution of $275,000 received from New Hydromercial Partners, the Company's joint venture with QVC. This joint venture is no longer active and is expected to be dissolved.

There were no financing activities during the nine months ended September 30, 1999 or 1998.

Based on the Company's present cash position, the absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D and the Company's present business strategy, management believes that the Company has adequate resources to meet normal, recurring obligations for at least the next twelve months, as they become due. Further, in view of the first year's guaranteed revenues under the Home Shopping Agreement and the thirty day payment terms in connection with sales to QVC, management does not anticipate any difficulty in financing foreseeable inventory requirements.

Under the terms of the Home Shopping Agreement, Home Shopping is expected to make minimum product purchases from the Company during the period ending 12 months from September 16, 1999, the date on which Hydron products first aired on Home Shopping's television programs. If Home Shopping exceeds certain retail sales of Hydron products during that period, the agreement will renew automatically on the same terms for a second one-year period. Beginning in the third year, Home Shopping will no longer be required to make minimum product purchases, except to maintain exclusivity. The agreement may be automatically extended for an indefinite number of successive one-year periods, subject to Home Shopping's achieving escalating minimum product purchase levels.

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

---------------------------------------------

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

  - Risks

The Company expects no material adverse effect on its results of operations, liquidity or financial condition as a result of problems encountered in its own business due to Year 2000 issues or as a result of the impact.

Liquidity and Financial Resources (continued)
---------------------------------------------

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

                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

A - Exhibits - 27.1 - Financial Data Schedule

B - Current report on Form 8-K (Date of Report, August 10, 1999)

C - Current report on Form 8-K (Date of Report, September 1, 1999)

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


Dated: November 15, 1999