Form 10-K
period 1999-12-31
HYDRON TECHNOLOGIES INC
filed 2000-08-23
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended December 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                          Commission file Number 0-6333

                            HYDRON TECHNOLOGIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         New York                                            13-1574215
         --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1001 Yamato Road, Suite 403, Boca Raton, Florida             33431
------------------------------------------------             -----
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (561) 994-6191

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,001,470 based upon the closing price of $0.22 on August 15, 2000.

  Number of shares of Common Stock outstanding as of August 15, 2000: 4,975,136
                    Documents Incorporated by Reference: None

                                     Part I

Item 1. Business

Introduction

         Hydron Technologies, Inc. ("the Company"), a New York corporation organized on January 30, 1948, maintains its principal office at 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431 and its telephone number is (561) 994-6191.

         The Company markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymers"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent, oral care products for dental professionals. The Company is developing other personal care/cosmetic products for consumers using Hydron polymers and can use its patented technology as a topical drug delivery system. The Company intends to continue to explore the efficacy of using its technology as a topical drug delivery system and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that, because of their unique properties, products that utilize Hydron polymers have the potential for wide acceptance in consumer and professional health care markets.

Consumer Products

         The Company has been engaged in the development of various consumer products using Hydron polymers since 1966. The Company's products are designed to address concerns about aging, and include Hydron skin care, hair care, bath and body and sun care.

         The Company launched two new consumer products in Fiscal 1999, bringing the total number of individual products available to thirty-nine in the following product lines: skin care (22 products), hair care (7 products), bath and body (8 products) and sun care (2 products). These products are also packaged into collections and sold at a discounted price. A number of the products are presently being sold to and marketed by Home Shopping Club LP ("HSN") and all of the products are sold directly by the Company to consumers through the Company's Hydron Catalog ("Catalog').

         Management believes that the Company's product lines are unique and offer the following competitive benefits: the moisturizers self-adjust to match the skin's natural pH balance soon after they are applied to the skin; they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water; they are oxygen-permeable, allow the skin to breathe and leave no greasy afterfeel; they do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients. The Company's products are dermatologist tested and approved for all skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner. See "Patented Technology."

Professional Products

         The Company has also developed and markets a group of Hydron polymer-based products for dental professionals under the Hydrocryl(R) brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron polymer-based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl brand name products were minimal in Fiscal 1999, Fiscal 1998 and Fiscal 1997.

Topical Drug Delivery System

         Management believes that the Company's patented Hydron emulsion system can enhance the effectiveness of over-the-counter medications applied to the skin. The system is designed to deposit a uniform film on the skin's surface and to have a relatively low affinity for the drug associated with the application. The emulsion system is moisture-resistant so that it is not degraded by perspiration or sebaceous oils, but is oxygen permeable. Management believes that the Hydron system has a number of advantages over traditional lotions as it promotes hydration of the stratum corneum, which improves penetration into the skin's pores, and has good tactility and flexibility. The system has also been developed to be free from greasiness, brittleness, tackiness, gumminess or oiliness, to make it comfortable on the skin and to be resistant to inks, dyes, oils and other materials with which the treated skin may come in contact. The Company intends to continue to explore the efficacy of using its technology as a topical drug delivery system and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

Marketing and Distribution Agreements

         - QVC, Inc.

         The Company entered into a license agreement with QVC, Inc. (QVC) in 1993 ("QVC License Agreement"), whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. In 1996, the Company and QVC modified the QVC License Agreement ("Amended License Agreement"), whereby the Company reacquired certain retail marketing rights to the Hydron product line. Such retail marketing rights included prestige retail channels of distribution such as traditional department and specialty stores, boutique stores and beauty salons, as well as catalog sales. QVC was entitled to receive a commission from the Company on any such sales. In addition, the Amended License Agreement increased the minimum product purchase requirements QVC was required to meet, on an annual basis over a two-year term ended May 31, 1998, to maintain its exclusive rights to market Hydron consumer products in the Western Hemisphere, through all channels of distribution except as noted above. QVC did not meet the annual minimum product purchase requirements to maintain exclusivity for the year ended May 31, 1997.

         On June 11, 1997, the Company and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended to May 31, 1999. Under the terms of the Renegotiated License Agreement, QVC was required to meet certain minimum product purchase requirements during each two-year period during the term of the agreement, as well as annual minimum product purchase requirements, to maintain its exclusive rights. No obligation existed for QVC to purchase the Company's product, except to maintain such exclusive rights. If QVC had met the stipulated minimum product purchase requirements, then the Renegotiated License Agreement would have renewed automatically. If QVC did not meet the annual minimum product purchase requirements, the Company could elect to continue or terminate the Renegotiated License Agreement as of the end of each contract year during the term.

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

         The Company continues to sell certain products to QVC, on a non-exclusive basis, so that QVC can resell these products to their customers who had previously purchased the products and wish to re-order Hydron products.

         - Home Shopping Club LP (HSN)

         Effective September 1, 1999, the Company entered into a marketing and distribution agreement (the "Home Shopping Agreement") with HSN that grants HSN an exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing. The Home Shopping Agreement also grants HSN a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States.

         Under the terms of the Home Shopping Agreement, HSN will make minimum product purchases i) during the period ending 12 months following the date on which the products first aired on HSN's television programs, and ii) during the second 12 months following the date of the first airing (the "Initial Term"), should HSN exceed a certain threshold amount in retail sales of Hydron products to consumers during the Initial Term. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term for an indefinite number of successive one-year periods, subject to HSN's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN will no longer be required to make minimum product purchases, except to maintain exclusivity.

         The Company launched its products on HSN's television network on September 16, 1999. Hydron products have since been featured regularly on HSN's television network and are expected to continue to air regularly. In addition to selling Hydron products on-air, HSN provides brand development, and marketing promotion and support for the products, including direct mail, sampling, outbound telemarketing, package inserts, advertising and publicity programs, the costs and expenses of which are shared equally by HSN and the Company.

         Although Management believes that there are other avenues for selling the Company's products, including the Hydron Catalog, the loss of HSN as a customer would have a material adverse effect on the Company's business.

Marketing and Sales

         The majority of the Company's products are currently sold in the United States exclusively through direct response television and catalog sales, and on a minor level, internationally through conventional retail stores. During the Fiscal year ended December 31, 1999 ("Fiscal 1999"), the majority of the Company's sales were made to QVC and HSN, the world's largest electronic retailers, pursuant to the respective license agreements. See "Marketing and Distribution Agreements."

         - Direct Response Television

         Management believes that marketing Hydron products through direct response television affords the Company several advantages over conventional in-store retailing, including: cash flow that enables the Company to finance, internally, product development and new marketing activities, the ability to take advantage of time-sensitive opportunities by moving products to market quickly, and the ability to conduct real time market research, which can allow Management to make marketing decisions quickly and cost effectively.

         The Company's personal care products are presently marketed through direct response television in the United States exclusively by HSN, whose programming is transmitted live on cable television to approximately seventy million homes. Sales of the Company's products to HSN & QVC accounted for approximately 68%, 79%, 82%, 97% and 98% of the Company's total sales for Fiscal 1999, 1998, 1997, 1996 and 1995, respectively. Although Management believes that there are other avenues for selling its products, including attempting to expand its Catalog base by utilizing various marketing methods, the inability to sell through direct response television would have a material adverse effect on the Company's business.

         Hydron products had been marketed on QVC through regularly scheduled hour-long programs from April 1994 through May 1999. Hydron products have been marketed on HSN through regularly scheduled hour-long programs since September 1999. The hour-long live broadcasts generally feature most currently available products, which are sold individually or in collections (packaging of products in various combinations). The majority of Hydron products are sold in connection with on-air marketing, although customers may purchase the products outside of these hour-long programs. Such off-air or back-end sales are considered primarily re-order business.

         Retail sales of Hydron products by HSN are affected primarily by the amount of hours provided, the quality of such hours (e.g., time of day or day of the week), new product introductions, competitive products offered and the effectiveness of the host and spokesperson.

         In Fiscal 1999, the Company added two (2) new items to its product lines. At December 31, 1999, the products marketed by Hydron consisted of skin care (22 sku's), hair care (7 sku's), bath and body (8 sku's) and sun care (2 sku's). Most of these products can be purchased on HSN individually or in kits or collections. The Company constantly reviews its product lines and is now emphasizing the skin care line of products to a greater extent.

         - Catalog Sales

         In November 1996, the Company opened a new channel of distribution for Hydron products with the launch of its proprietary Catalog. This full color Catalog offers the Company's personal care products for sale directly to consumers. The Catalog also provides information on new Hydron products, educates consumers on proper skin and hair care and facilitates re-ordering. The Company is currently exploring new ways to enhance Catalog sales and operations.

         The typical Hydron Catalog customer is a repeat purchaser who spent, on average, $138 in Fiscal 1999 on Hydron products. The average order size is $72 with the consumer purchasing an average of 3.3 items per order. Management is testing various cost-effective direct marketing methods that can be used to acquire new customers, and enhance the purchasing frequency of the Company's current customers.

         -Infomercial

         In 1997, the Company, through its wholly-owned subsidiary, Hydron Direct, Inc., entered into an agreement with QDirect Ventures, Inc., an affiliate of QVC, Inc., to form a new joint venture, known as New Hydromercial Partners ("Infomercial Partnership"), to promote and sell the Company's Hydron polymer-based skin care products through a thirty-minute commercial ("Infomercial"), which the Infomercial Partnership produced. Although the Infomercial is not currently being aired, it had been shown on regional and national cable networks, at various times, since September 1995.

         - Alternative Channels of Distribution

         In addition to the Company's Catalog operations, the Company intends to seek alternative channels of distribution for its products, such as private labeling, international and limited retail.

         The Company has an agreement with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products in retail stores in Australia and New Zealand. Sales to Doctors Formula Pty. Ltd. have been minimal.

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

         The Patent Agreement requires the Company to pay a 5% royalty to National Patent based on the net sales of products containing the Hydron polymer. Additionally,

National Patent is required to pay the Company a 5% royalty on its net sales of Hydron polymer-based products, except with respect to certain excluded products. In the area of prescription and nonprescription drugs using Hydron polymers as a drug release mechanism, both the Company and National Patent have agreed to pay the other a royalty equal to 5% of net sales received from third parties with regard to such products developed. In addition, each will pay the other 25% of any up-front license fees, royalties or similar payments received from third parties with regard to such products developed in the area of nonprescription drugs. For the years ended December 31, 1999, 1998, 1997, 1996 and 1995, the Company paid or accrued royalties to National Patent of approximately $130,000, $190,000, $330,000, $387,000 and $338,000, respectively. The Company has not received any royalties from National Patent during these periods.

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

         The Company is currently working with HSN's international network to include its Spanish language show in Mexico, Latin America and South America. Management is also reviewing other opportunities to exploit its consumer products through various retail marketing and distribution methods in regions not covered under agreements with HSN.

Manufacturing and Raw Materials

         Hydron polymer-based products are manufactured exclusively for the Company by independent third parties. Although the Company has used principally one manufacturer of cosmetic products because of the quality of its products and reasonable cost, the Company has established relationships with other third party cosmetic manufacturers who could produce the Company's cosmetic products should alternate capacity be required. To date, contract manufacturing has allowed the Company to meet inventory requirements in a timely manner. All raw material and packaging components for the Company's consumer and professional product lines are readily available to the Company from a variety of sources.

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

Inventory

         The Company did not have any backorder of firm booked orders as of December 31, 1999, and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders are placed by HSN after it determines its programming, and therefore, fluctuations in the Company's sales may occur on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within a few days of the placement of the order.

Research and Development

         The Company's research and development efforts during Fiscal 1999 continued to achieve greater diversification among the Company's product lines by broadening the brand's appeal primarily to the aging baby boomer marketplace. During Fiscal 1999, the Company's contract research and development program completed development of two new products: Hydronamins Anti-Wrinkle Firming Therapy (Retinol and Pure Vitamin C) and an improved Tri-Activating Skin Clarifier.

         At year-end, development efforts were continuing for several other personal care/cosmetic products. These efforts include product formulation, packaging design and prototypes, extensive product safety and stability testing conducted by dermatologists, along with non-comedogenicity tests where appropriate, certain efficacy studies to support product claims, and consumer focus groups and panel tests. Charles Fox, a consultant and a former member of the Company's Board of Directors from September 1997 to October 1998, leads the Company's research and development. Mr. Fox was formerly director of product development for Warner Lambert Company's personal products division and president of the Society of Cosmetic Chemists.

         Management anticipates completing development of products initiated in 1999 during 2000, and expects to focus research and development resources on additional Hydron polymer-based products as determined by Management's assessment of consumer demand, compatibility with the Company's proprietary technology, and sales potential.

Patented Technology

         In addition to owning certain non-material patents relating to personal care products, the Company was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. These patents have expiration dates of November 28, 2006 and August 13, 2008, respectively. The Company also holds a European patent, as well as patents in numerous other countries, for this emulsification process. According to the patents, Hydron, utilized in cosmetic emulsions, creates a thin moisture-attracting film that is non-greasy; is not dissolved by sebaceous oils or perspiration; does not emulsify the skin's natural oils and humectants; and allows the skin to breathe (i.e., it is air and moisture permeable). The film is insoluble in water and resistant to rub-off, but can easily be removed with cleanser and water.

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

         During 1999 the Company was granted U.S. Patent No. 5,879,684 for its Line Smoothing Complex formula. This product has been clinically shown to reduce fine lines and wrinkles. The patent has an expiration date of April 11, 2017.

Government Regulation

         All of the Company's skin care, hair care, and bath and body products are "cosmetics" as that term is defined under the Federal Food, Drug and Cosmetics Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Certain of the Company's products (i.e. its topical analgesic and products that contain a sunscreen or triclosan) are also classified as over-the-counter drugs. Additional regulatory requirements for such products include additional labeling requirements, registration of the manufacturer and semiannual update of the drug list. Management believes that it is in compliance with these requirements and that there are no material costs associated with such compliance.

Competition

         The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions also have a significant impact on the consumer buying decisions. The Company competes against a number of marketers of skin care products, some of which have substantially greater resources than the Company. Although the Company is in competition with all skin care brands, direct competition in electronic retailing and catalog sales includes Victoria Principal's Principal Secret, ProActiv, Physician's Advice, Susan Lucci, Signature Club A, Connie Sellecca's The Sellecca Solution, Tova Borgnine, Jennifer Flaven-Stallone's Serious Skin, Adrienne Arpel Cosmetics, Avon, Mary Kay Cosmetics and NuSkin.

Seasonality

         The Company's results of operations are not subject to seasonal fluctuations.

Employees

         The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervise its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company currently has ten full time positions.

Item 2. Properties

         The Company maintains its offices at Yamato Office Center, 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431. The lease on this office space (5,500 square feet) expires in September 2001 and requires monthly rent of approximately $8,300, including taxes and common area expenses, subject to increases in the Consumer Price Index and other increases in taxes and common area expenses over set amounts. The Company subleases approximately 1,500 square feet of this office to an independent third party for $2,600 per month, under terms similar to the Company's lease.

         The Company maintains its main warehouse of approximately 31,000 square feet at 95 Mayhill Street, Saddle Brook, New Jersey 07663, pursuant to a lease that expires in August 2000, at a monthly rent of approximately $14,000. That lease will be terminated in August and the Company has made arrangements for less expensive storage of component and finished goods in conjunction with its contract manufacturers.

         In addition, the Company maintained warehouse space, of approximately 3,200 square feet, at 1120 Holland Drive, Suites 9 and 19, Boca Raton, Florida 33487, pursuant to a lease that expired in April 2000, at a monthly rent of approximately $2,900. This warehouse was subleased in April 1999 to an independent third party under terms similar to the original lease including the required rent and other payments. The Company no longer has any obligation under this lease.

         Management believes that such facilities are satisfactory for its present needs.

Item 3. Legal Proceedings

         The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

         The Company's Common Stock trades on the NASDAQ Bulletin Board Market tier of the NASDAQ Stock Market (the "NASDAQ BB Market") under the symbol HTEC. The following tables indicate the high and low closing prices for the Company's Common Stock (restated for the one-for-five reverse stock split effective October 19, 1998), as reported by the NASDAQ Stock Market.

              Fiscal 1999           High Closing Price         Low Closing Price
          Fourth Quarter                $  .844                    $  .437
          Third Quarter                    .906                       .562
          Second Quarter                  1.250                       .500
          First Quarter                   1.062                       .500

              Fiscal 1998           High Closing Price         Low Closing Price
          Fourth Quarter                $ 1.719                    $  .375
          Third Quarter                   2.500                       .940
          Second Quarter                  3.750                      2.190
          First Quarter                   3.750                       .406


         As of July 12, 2000, there were approximately 4,003 record holders of the Company's Common Stock. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

Item 6. Selected Financial Data

                                                                 Fiscal Years Ended December 31,
                                        1999             1998           1997            1996            1995
Net Sales                          $  2,593,448    $  3,983,303    $  7,305,154    $  8,112,672    $  7,303,468
Distribution Agreement Expense               --              --              --       3,149,718              --
Operating Income (Loss)              (3,064,189)     (2,067,349)     (2,849,790)     (2,997,070)      1,566,212
Interest and Investment Income           80,860         144,203         211,371         308,998         325,010
Net Income (Loss)                    (2,974,142)     (1,882,667)     (2,588,492)     (2,823,977)      1,782,588
Basic & Diluted Earnings
    (Loss) per Common Share                (.60)           (.38)           (.54)           (.62)            .39
Total Assets                          3,835,303       6,641,433       8,751,343      12,741,140      12,992,111
Total Shareholders' Equity            3,065,272       5,974,571       7,857,238      11,981,480      12,561,548

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company sells specialty personal care/cosmetics products, primarily for skin care, and to a lesser extent oral health care products, most of which are covered by patent, license and/or royalty agreements. The Home Shopping Agreement provides HSN with certain exclusive rights to purchase certain products solely from the Company for sale in direct response television and other distribution channels. In addition, the Patent Agreement with National Patent provides for reciprocal royalty payments based on the sale of certain of each party's products. The Company is developing other personal care/cosmetics for consumers using Hydron polymers. The Company also has a patented technology in which the Hydron polymers act as a drug release mechanism and the Company intends to continue to explore the efficacy of using this technology to either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

Results of Operations - Fiscal 1999 versus Fiscal 1998

         Net sales for Fiscal 1999 were $2,593,448, a decrease of $1,389,855, or 35%, from net sales of $3,983,303 for the Fiscal year ended December 31, 1998 ("Fiscal 1998"). During Fiscal 1999, catalog sales increased by approximately $58,000, or 8%, from $769,000 in Fiscal 1998 to $827,000 in Fiscal 1999. The increase in Catalog sales resulted primarily from an increase in the number of new customers and a major "25% off" sale in the summer. Non-catalog sales, including all sales to QVC and HSN, decreased by approximately $1,448,000, or 45%, from $3,214,000 in Fiscal 1998 to $1,766,000 in Fiscal 1999. QVC sales slowed as the May 31, 1999 contract anniversary date approached and the contract required the Company to refrain from selling its products on any form of direct response television prior to September 1, 1999.

         Approximately 63% of the Company's non-catalog sales during Fiscal 1999 were to QVC and approximately 37% of non-catalog sales were to HSN. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will remain significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition and results of operations of the Company.

         As a result of an inventory write down, the Company's overall gross profit margin decreased to 22% of net sales for Fiscal 1999 from 49% for Fiscal 1998. The Company took an inventory write down of $794,362 and $442,254 in Fiscal 1999 and Fiscal 1998, respectively. The write downs to net realizable value represent components and finished goods of product that the Company deems are in excess based on current sales levels or does not plan to continue marketing in the future. The gross margin on catalog sales, excluding the write down of inventory, increased to 84% of net sales in Fiscal 1999 from 79% in Fiscal 1998. The gross margin on non-catalog sales, excluding the write down of inventory, grew to 59% for Fiscal 1999, up from 56% of net sales for Fiscal 1998. The increases in gross margins are attributable to a shift in the mix of product sold to more profitable items.

         Substantially all of the inventory components and finished goods written down resulted from the conversion to HSN from QVC as the primary channel of distribution, or were purchased and/or manufactured prior to September 1997. The write down applies primarily to components and finished goods outside of the traditional skin care product line, such as hair care, sun care, and bath and body products. The Company will make every effort to recoup as much value as possible as it examines various means of liquidating the current excess.

         Royalty expenses in Fiscal 1999 were $141,974, representing a decrease of $72,440, or 34%, from royalty expenses of $214,414 in Fiscal 1998. This decrease is commensurate with the decrease in gross sales for the Company in Fiscal 1999. These expenses are related primarily to the Patent Agreement with National Patent and pertain to the use of the Hydron polymers as a formula ingredient for many of the Company's products.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in Fiscal 1999 were $211,956, a decrease of $138,873, or 40%, from R&D expenses of $350,829 in Fiscal 1998. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in Fiscal 1999 were $2,160,227, representing a decrease of $151,052, or 7%, from SG&A expenses of $2,311,279 in Fiscal 1998. This decrease is primarily the result of lower executive salary expense. Expenses attributed to the Catalog include advertising, additional marketing, customer service and warehouse personnel, and related telephone, postage and supply expenses. Advertising was the most significant Catalog expense, totaling approximately $109,000 in Fiscal 1999 and approximately $119,000 in Fiscal 1998.

         Employment contract settlement costs in Fiscal 1999 were $620,099, a decrease of $7,614, or 1%, from employment contract settlement costs of $627,713 for Fiscal 1998. These costs related to the settlement terms and associated legal fees regarding several employment contracts. These contracts, which originated during Fiscal 1993 and Fiscal 1994, overburdened the Company's operations during a period when the Company's revenues could not support the contracts. The Company does not currently have any employment contracts.

         Interest and investment income in Fiscal 1999 was $80,860, a decrease of $63,343, or 44%, from interest income of $144,203 in Fiscal 1998, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for Fiscal 1999 of $2,974,142, an increase of $1,091,475, or 58% from the net loss of $1,882,667 for Fiscal 1998, primarily as a result of the factors discussed above. Excluding the write down of inventory and the employment contract settlement costs, the net loss for Fiscal 1999 and Fiscal 1998 would have been $1,559,681 and $812,700, respectively.

Results of Operations - Fiscal 1998 versus Fiscal 1997

         Net sales for Fiscal 1998 were $3,983,303, a decrease of $3,321,851, or 45%, from net sales of $7,305,154 for the Fiscal year ended December 31, 1997 ("Fiscal 1997"). During Fiscal 1998, catalog sales decreased by approximately $532,000, or 41%, from $1,301,000 in Fiscal 1997 to $769,000 in Fiscal 1998. The
decrease in Catalog sales resulted primarily from decreased promotion of the catalog. Although catalog sales decreased, the catalog was profitable in Fiscal 1998 as compared to a loss of approximately $1.9 million in Fiscal 1997. Non-catalog sales, including sales to QVC and its affiliates, decreased by approximately $2,790,000, or 46%, from $6,004,000 in Fiscal 1997 to $3,214,000 in Fiscal 1998. The decrease in non-catalog sales resulted primarily from decreased sales to QVC, which in turn, resulted primarily from a reduction in QVC's retail sales due to the amount and quality of hours provided by QVC, as well as the number of new product introductions, the amount of competitive products offered by QVC and the effectiveness of the host and spokesperson.

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

         The Company's overall gross profit margin decreased to 49% of net sales for Fiscal 1998 from 51% for Fiscal 1997. The gross margin on non-catalog sales, excluding the write down of inventory, including sales to QVC and affiliates, remained at 56% of net sales for both Fiscal 1998 and Fiscal 1997. The decrease in overall gross profit margin relates primarily to the write down, to net realizable value, of components and finished goods of products that the Company did not plan to continue marketing in the future. Substantially all of these components and finished goods were purchased and/or manufactured prior to September 1997. Management decided that there was no viable market for these products, which consisted mainly of products outside of the traditional skin care product line, such as hair care, sun care and bath and body products. Disposal of inventory of $651,270 in Fiscal 1997 related primarily to the write down, to net realizable value, of the Company's vitamin and nutritional supplement line of products. The Company has discontinued this line of products. The gross margin on catalog sales, excluding the write down of inventory, decreased to 79% of net sales in Fiscal 1998 from 80% in Fiscal 1997.

         Royalty expenses in Fiscal 1998 were $214,414, representing a decrease of $172,293, or 45%, from royalty expenses of $386,707 in Fiscal 1997. This decrease is commensurate with the decrease in gross sales for the Company in Fiscal 1998. These expenses are related primarily to the Patent Agreement with National Patent and pertain to the use of the Hydron polymers as a formula ingredient for many of the Company's products.

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

         SG&A expenses in Fiscal 1998 were $2,311,279, representing a decrease of $3,031,350, or 57%, from SG&A expenses of $5,342,629 in Fiscal 1997. This decrease is the result primarily of lower expenses associated with the Hydron Catalog. Total Catalog SG&A expenses in Fiscal 1998 were approximately $426,000, a decrease of approximately $1,874,000, or 81%, from Catalog SG&A expenses of approximately $2,300,000 in Fiscal 1997. Expenses attributed to the Catalog include advertising, additional marketing, customer service and warehouse personnel, and related telephone, postage and supply expenses. Advertising was the most significant Catalog expense, totaling approximately $119,000 in Fiscal 1998 and approximately $1.6 million in Fiscal 1997. Included in advertising in Fiscal 1997 were sports sponsorship expenses of approximately $771,000. Such sports sponsorships were discontinued during Fiscal 1997.

         SG&A expenses, other than Catalog related expenses, in Fiscal 1998 were approximately $1,885,000, a decrease of approximately $1,158,000, or 38%, from such expenses of approximately $3,131,000 in Fiscal 1997. This decrease was due primarily to a reduction in legal expenses. In 1997 legal expenses included approximately $470,000 incurred in connection with the dispute between the Company and certain shareholders of the Company (including certain current directors of the Company) who were members of a group ("13D Group") through September 19, 1997, including the legal fees and expenses of the 13D Group reimbursed by the Company.

         Employment contract settlement costs in Fiscal 1998 were $627,713, an increase of $552,984, or 640%, from employment contract settlement costs of $74,729 for Fiscal 1997. This increase pertained primarily to legal fees and related expenses in connection with the litigation with Harvey Tauman, and approximately $391,000 in payroll and related expenses relating to the voluntary early termination of another executive officer's employment contract that would have otherwise provided for continued employment through August 31, 2004. The contract is now settled.

         Interest and investment income in Fiscal 1998 was $144,203, a decrease of $67,168, or 32%, from interest income of $211,371 in Fiscal 1997, due primarily to lower cash balances as a result of the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for Fiscal 1998 of $1,882,667, a decrease of $705,825, or 27%, from the net loss of $2,588,492 for Fiscal 1997, primarily as a result of the factors discussed above. Excluding the write down of inventory and the employment contract settlement costs, the net loss for Fiscal 1998 and Fiscal 1997 would have been $812,700 and $1,862,493, respectively.

Results of Operations - Fiscal 1997 versus Fiscal 1996

         Net sales for Fiscal 1997 were $7,305,154, a decrease of $807,518, or 10%, from net sales of $8,112,672 for the Fiscal year ended December 31, 1996 ("Fiscal 1996"). During Fiscal 1997, Catalog sales increased by approximately $1.1 million and sales to QVC and its affiliates decreased by approximately $1.9 million from sales in Fiscal 1996. The increase in Catalog sales resulted from a full year of Catalog sales, which was initiated in November 1996. The decrease in non-catalog sales resulted from decreased sales to QVC ($1.2 million), the Infomercial Partnership ($500,000) and QVC Europe ($200,000). QVC's purchasing patterns are affected primarily by the amount and timing of the Hydron Care programming.

         Approximately 82% and 97% of the Company's sales during Fiscal 1997 and Fiscal 1996, respectively, were to QVC and its related entities, including the Infomercial Partnership and QVC Europe.

         The Company's overall gross profit margin decreased to 51% in Fiscal 1997, compared to 59% in Fiscal 1996, primarily as a result of the write down, to net realizable value, of the Company's vitamin and nutritional supplement line of products and by a decrease in gross margins on products sold to QVC, partially offset by an increase in Catalog sales (gross margin of 79%). The Company has discontinued the vitamin and nutritional supplement line of products. The reduction in gross margins on products sold to QVC relates primarily to fluctuations in the mix of products sold to QVC in those periods.

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

         SG&A expenses in Fiscal 1997 were $5,342,629, an increase of $2,018,608, or 61%, from SG&A expenses of $3,324,021 in Fiscal 1996. This increase is the result primarily of expenses associated with the Hydron Catalog, which was initiated in November 1996. Total Catalog SG&A expenses were approximately $2.3 million in Fiscal 1997, as compared to approximately $449,000 in Fiscal 1996. Expenses attributed to the Catalog include advertising, additional marketing, customer service and warehouse personnel, and related telephone, postage and supply expenses. Advertising was the most significant Catalog expense, totaling approximately $1.5 million in Fiscal 1997 and approximately $394,000 in Fiscal 1996. Included in advertising in Fiscal 1997 and Fiscal 1996 were sports sponsorship related expenses of approximately $771,000 and $158,000, respectively. Such sports sponsorships were discontinued during Fiscal 1997.

         SG&A expenses, other than Catalog related expenses, in Fiscal 1997 were approximately $3,043,000, an increase of approximately $168,000, or 6%, from such expenses of $2,875,000 in Fiscal 1996. This increase was due primarily to legal expenses of approximately $470,000 incurred in connection with the dispute between the Company and the 13D Group through September 19, 1997, including the legal fees and expenses of the 13D Group reimbursed by the Company. This increase in legal fees was partially offset by a reduction of approximately $102,000 in promotional expenses associated with the Hydron newsletter sent to QVC customers in Fiscal 1996.

         The Distribution Agreement expense of $3,149,718 in Fiscal 1996 pertains to costs incurred in connection with the execution and delivery of the Amended License Agreement, whereby the Company granted an unrelated third party an option to purchase 300,000 shares of the Company's Common Stock at $.05 per share, resulting in a one-time non-cash charge against earnings of approximately $3.1 million. Such option was exercised on January 6, 1997.

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

Liquidity and Capital Resources

         The Company's working capital was approximately $1,479,000 at December 31, 1999, including cash and cash equivalents of approximately $653,916.

         Investing activities of $8,351 during Fiscal 1999 related to the sale of property and equipment.

         The financing activity in Fiscal 1999 related primarily to the purchase of 10,000 shares of the Company's common stock at a purchase price of $.7813.

         The Company has incurred significant losses over the past four years. The ability of the Company to continue as a going concern is dependent on increasing sales and reducing operating expenses.

         Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will be emphasized since they have higher profit margins and represent markets that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers such as promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct e-mail promotions to current customers.

         Inventory write downs and contract settlements of $1,414,461 and $1,069,967 were incurred in the years ended December 31, 1999 and 1998, respectively. Steps have been taken to prevent these types of charges in the future. In addition, annual operating expenses have been reduced an estimated $700,000 by reducing payroll cost, warehouse cost, consulting fees, legal fees, and insurance premiums.

          Based on the above plan and the Company's present cash position, the absence of any short or long term debt, arrangements with third parties for contractual manufacturing and R&D, and the Company's present business strategy, management believes that the Company has adequate resources to meet normal, recurring obligations, for at least the next twelve months, as they become due. Further, in view of the payment terms in connection with sales to HSN, management does not anticipate any difficulty in financing foreseeable inventory requirements.

         The Company does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, Management's strategy has been to enter into marketing, licensing and distribution agreements with third parties (such as HSN, QVC and the Infomercial Partnership) which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

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

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

         Listed below are the directors and executive officers of the Company as of December 31, 1999:

     Name                  Position
     Richard Banakus       Director, Chairman of the Board and Interim President
     Mark Egide            Director
     Karen Gray            Director
     Charles Johnston      Director

Business Experience

         Richard Banakus, age 54, has served as a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

         Mark Egide, age 43, has served as a director of the Company since September 1997. Since September 1989, Mr. Egide has served as President of Avalon Natural Products, Inc., a cosmetics manufacturing and importing company which he founded

         Karen Gray, age 41, has served as a director of the Company since December 1997 and has been a consultant to the Company on marketing and communications matters since November 1996. Ms. Gray has over 16 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Charles Johnston, age 64, has served as a director of the Company since December 1997. During the past 10 years he has served on various boards. Mr. Johnston is currently Chairman of Ventex Technology, Inc. an electronic transformer company in Riviera Beach, Florida and AFD Technologies, LLC a chemical company in Jupiter, Florida. He was previously founder, Chairman and CEO of ISI Systems, a computer software company listed on the American Stock Exchange prior to its sale in November 1989 to Teleglobe Corporation in Montreal, Canada. Mr. Johnston also serves as a Trustee of Worcester Polytechnic Institute in Worcester and of the Psychiatric Research Center at the University of Pennsylvania. In addition, he serves as a director of the following companies: Infosafe Systems, an internet company in New York City; Kideo Productions, an educational software company in New York City; Spectrum Signal Processing, a digital signal processing computer hardware and software company in Vancouver, Canada; and Waste Systems International, a landfill remodeling company in Cambridge, Massachusetts.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the fiscal year ended December 31, 1999, all filing requirements applicable to Reporting Persons were complied with, except with respect to (1) Mr. Richard Banakus, Interim President and Chairman of the Board of the Company, for whom there were two late filings on Form 4 for the month of May and June (the grant of options) and (2) Mr. Mark Egide, Ms. Karen Gray, and Mr. Charles Johnston, Directors of the Company, for whom there was one late filing each on Form 4 for the month of May (the grant of options).

Item 11. Executive Compensation

         The following table sets forth information for the years ended December 31, 1999, 1998, and 1997 with respect to all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer. None of the Company's other executive officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

------------------------------------------------- --------- ------------- ---------- ---------------------
                                                                                        OTHER ANNUAL
     NAME AND PRINCIPLE POSITION                    YEAR       SALARY        BONUS      COMPENSATION
------------------------------------------------- --------- ------------- ---------- ---------------------
Richard Banakus, Interim President                  1999      $  55,771
------------------------------------------------- --------- ------------- ---------- ---------------------
                                                    1998      $ 120,016
------------------------------------------------- --------- ------------- ---------- ---------------------
                                                    1997      $  32,312
------------------------------------------------- --------- ------------- ---------- ---------------------





         During Fiscal 1999, the Company's Interim President was granted options to purchase 2,000 shares of the Company's common stock for his participation on the Company's Board of Directors while serving as the Interim President.

         The following table sets forth certain information relating to option exercises effected during the year ended December 31, 1999, and the value of options held as of such date by the Company's Chief Executive Officer and all other persons who were executive officers of the Company and its subsidiaries for the year ended December 31, 1999. The Company does not have any outstanding stock appreciation rights.

         Aggregate Option Exercises for the Year Ended December 31, 1999
                           and Year End Option Values

                                                             Number of
                                                       securities underlying     Value(1) of unexercised
                                                        unexercised options       in-the-money options
                                                       at December 31, 1999       at December 31, 1999
                    Shares Acquired     Value ($)           Exercisable/               Exercisable/
Name                  on Exercise      Realized(2)          Unexercisable              Unexercisable
Richard Banakus           -0-              -0-             108,000/2,000                 -0-/-0-

Employment Agreement

         On September 19, 1997, the Board of Directors appointed Richard Banakus to serve as President of the Company on an interim basis. The Board agreed to pay Mr. Banakus a monthly salary of $10,000 and to reimburse his lodging expenses in Boca Raton, Florida and travel expenses to and from California, where Mr. Banakus resides. During April 1999, Mr. Banakus' salary was reduced to $5,000 per month. During May 1999, the Company granted Mr. Banakus options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.8125 per share in exchange for a further salary reduction to $1,666 per month through the remainder of 1999.

Compensation of Directors

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus, Chairman of the Board, because of his status as Interim President. The Company does not have a written employment agreement with Mr. Banakus.

         Nonemployee directors receive an annual fee of $5,000, paid quarterly. During Fiscal 1999, each of Messrs. Richard Banakus, Mark Egide, Karen Gray and Charles Johnston were paid $5,000 for their service as a director; and Harvey Tauman was paid $3,750 for his service as a director.

----------
(1) Total value of unexercised options is based upon the closing price ($.4375) of the Common Stock as reported by NASDAQ on December 31, 1999.

(2) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise and the exercise price of the options.

         The 1993 Nonemployee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 1999.

         On November 10, 1997, the Board of Directors of the Company adopted the 1997 Nonemployee Stock Option Plan ("1997 Plan"). This plan was approved by the shareholders on December 17, 1997. The purpose of the 1997 Plan is to assist the Company in attracting and retaining experienced and knowledgeable nonemployee directors who will continue to work for the best interests of the Company.

         The 1997 Plan provides nonqualified stock options for nonemployee directors to purchase an aggregate of 100,000 shares of Common Stock, with grants of options to purchase 2,000 shares to each nonemployee director on October 1, 1997, grants of options to purchase 2,000 shares on each May 1st thereafter (starting in 1999), and grants of options to purchase 2,000 shares upon election or appointment of any new nonemployee directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. Under the provisions of the 1997 Plan, Mark Egide, Karen Gray and Charles Johnson were granted options to purchase 2,000 shares of the Company's common stock at an exercise price of $.91875 on May 1, 1999. As a new Board member, Harvey Tauman was granted an option to purchase 2,000 shares of the Company's common stock at an exercise price of $.72185 on May 21, 1999.

         The 1997 Plan also provides nonqualified stock options for nonemployee directors who serve on committees of the Board of Directors. The options are not exercisable for a one year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under this provision of the 1997 Plan during the year ended December 31, 1999.

         During August 1999, the Company agreed to grant an option to purchase 18,000 shares of the Company`s common stock to each of the five individuals comprising the Board of Directors, subject to shareholders' approval at the next annual meeting at an exercise price of $.64065 per share. Since the options have not been granted pending shareholders' approval, the options are not reflected as outstanding as of December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of July 31, 2000 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 1999, and (iv) the share ownership of the Company of all directors and executive officers of the Company, as a group (six persons).

         Name and Address of                  Amount and Nature of            Approximate
         Beneficial Owner                     Beneficial Ownership          Percent of Class
         Richard Banakus                             448,000(3)                    7.0%
              82 Verssimo Drive
              Novato, CA 94947

         Karen Gray                                    9,000(4)                Less than 1%
              P.O. Box 478
              Cutchogue, NY 11935

         Charles Johnston                             84,500(5)                    1.7%
              706 Ocean Drive
              Juno Beach, FL 33408

         Joshua Rochlin                                    -(6)                Less than 1%
              1365 Milford Terrace
              Teaneck, NJ 07666

All directors and executive officers as              543,500(7)                    11.3%
              a group (6 persons)


Item 13. Certain Relationships and Related Transactions

         During Fiscal 1999, Karen Gray, a director of the Company since December 1997, was paid a total of $43,199 in consulting fees and reimbursement of disbursements incurred on behalf of the Company. Ms. Gray advises the Company on matters relating to marketing and communications.

----------
(3) Consists of 340,000 shares held directly and 108,000 shares issuable upon exercise of options. Does not include 19,500 shares of Common Stock underlying options not currently exercisable.

(4) Consists of 3,000 shares held directly and 6,000 shares issuable upon exercise of options. Does not include 20,000 shares of Common Stock underlying options not currently exercisable.

(5) Consists of 80,000 shares held directly and 4,500 shares issuable upon exercise of options. Does not include 20,000 shares of Common Stock underlying options not currently exercisable.

(6) Does not include 2,000 shares of Common Stock underlying options not currently exercisable.

(7) Consists of 423,000 shares held directly and 120,500 shares issuable upon exercise of options. Does not include 61,500 shares of Common Stock underlying options not currently exercisable.

The Company has also paid a consultant, who was a director from September 1997 to October 1998, advisory fees and expense reimbursements of approximately $130,000 during the year ended December 31, 1999.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                                       Page

Reports of Independent Certified Public Accountants                   32-33

Financial Statements:

         Consolidated Balance Sheets, December 31,
              1999 and 1998                                             34

         Consolidated Statements of Operations for the
              Years ended December 31, 1999, 1998 and 1997              35

         Consolidated Statements of Shareholders'
              Equity for the Years ended December 31,
              1999, 1998 and 1997                                       36

         Consolidated Statements of Cash Flows for the
              Years ended December 31, 1999, 1998 and 1997              37

         Notes to Consolidated Financial Statements                   38-55


All financial schedules are omitted since the required information is not present, is not in significant amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.(8)

3.2 By-laws of the Company, as amended March 17, 1988.(9)

----------
(8) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.
(9) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988 (filed as Exhibit 3.2 therein).(10)

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(11)

4.0 Non-Qualified Stock Option Plan.(12)

4.1 Incentive Stock Option Plan, as amended January 2, 1987.(9)

4.2 1989 Stock Option Plan(13)

4.10 1993 Nonemployee Director Stock Option Plan.(11)

4.11 Warrant Purchase Agreement dated as of May 31, 1996 between QVC and the Company, filed as Exhibit 4.1 therein.(14)

10.6 Indemnification Agreement dated September 23, 1988 between Dento-Med and Harvey Tauman (filed therein as Exhibit 10.8).(10)

10.8 Indemnification Agreement dated September 23, 1988 between Dento-Med and Frank Fiur (filed therein as Exhibit 10.10).(10)

10.9 Indemnification Agreement dated September 23, 1988 between Dento-Med and Chaudhury M. Prasad (filed therein as Exhibit 10.11).(10)

10.10 Agreement between Dento-Med and National Patent dated November 30,
1989.(15)

10.11 Indemnification Agreement dated May 9, 1989 between Dento-Med and Samuel
M. Leb, M.D.(13)

10.12 Indemnification Agreement dated May 9, 1989 between Dento-Med and Richard Tauman.(13)

10.13 Indemnification Agreement dated January 14, 1992 between Dento-Med and Joseph A. Caccamo, Attorney at Law, P.C.(16)

----------
(10) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.
(11) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1993.
(12) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1986.
(13) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1989.
(14) Incorporated by reference to the Company's report on Form 8-K (date of event - July 19, 1996).
(15) Incorporated by reference to the Company's report on Form 8-K (date of event - November 30, 1989).
(16) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1991.

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and the Company (filed in excised form, as confidential treatment has been granted for certain portions thereof).(17)

10.24 Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated May 13, 1993.(11)

10.25 Amendment to Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated December 20, 1993.(11)

10.26 Amended and Restated Employment Agreement between Dento-Med and Chaudhury
M. Prasad dated May 13, 1993.(11)

10.27 Indemnification Agreement dated April 22, 1993 between the Company and Nestor Cardero.(11)

10.28 Indemnification Agreement dated April 22, 1993 between the Company and Karen Gray.(11)

10.31 Letter Agreement among QDirect, Inc., Hydron Direct, Inc. and DTR Associates dated January 17, 1995.(18)

10.35 Employment Agreement dated September 16, 1994 between the Company and Richard Tauman.(19)

10.36 Letter Agreement dated December 22, 1994 among the Company, Roy Reiner and Chemaid Laboratories, Inc.(19)

10.37 Indemnification Agreement dated February 21, 1995 between the Company and Thomas G. Burns.(19)

10.38 Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated May 8, 1995.(20)

10.39 First Amendment to Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated September 15, 1995.(20)

10.40 Agreement for use and occupancy of a portion of 5 East Building, 95 Mayhill Street, Saddle Brook, New Jersey, between Chemaid Laboratories, Inc. and the Company dated February 9, 1996.(20)

----------
(17) Incorporated by reference to the Company's report on Form 8-K (date of event - December 6, 1993), as amended by the Form 8, Amendment No. 1 to such Report.
(18) Incorporated by reference to the Company's report on Form 8-K (date of event - January 21, 1995).
(19) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1994
(20) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

10.41 Depository Agreement between Chemaid Laboratories, Inc. and the Company dated February 9, 1996.(20)

10.42 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated February 5, 1996.(20)

10.43 First Amendment to Licensing Agreement dated May 31, 1996 between QVC and the Company, files as Exhibit 10.1 therein.(14)

10.44 Letter Agreement between QDirect, Inc. and Hydron Direct, Inc. dated May 31, 1996, filed as Exhibit 10.2 therein.(14)

10.45 Lease Agreement between Industrial Office Associates and the Company dated March 10, 1997.(21)

10.46 Sponsorship Agreement with Pro Player Stadium dated January 1, 1997.(21)

10.48 Executive Suite License Agreement dated March 4, 1997.(21)

10.49 Sponsorship Agreement with Miami Heat Limited Partnership and Sunshine Network dated December 1996.(21)

10.50 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated May 20, 1997.(22)

10.51 Personal Appearance Agreement between Mr. Charles Fox and the Company dated May 20, 1997.(22)

10.52 Second Amendment to Licensing Agreement dated June 11, 1997 between QVC and the Company.(22)

10.53 Letter Agreement between QVC and the Company dated October 17, 1997.(22)

10.54 Consulting Agreement between Gloria Barton and the Company dated November 1, 1997.(22)

10.55 Service Agreement between Lauren Anderson and the Company dated January 1, 1998.(22)

10.56 Amendment to Employment Agreement between Richard Tauman and the Company dated August 13, 1998.(23)

10.57 Consulting Agreement between Richard Tauman and the Company dated December 1, 1998.(23)

----------
(21) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1996.
(22) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1997.

10.58 Marketing and Distribution Agreement between Home Shopping Club LP and the Company dated September 1, 1999(23)


Amendment to 1993 Nonemployee Director Stock Option Plan.(24)

1997 Nonemployee Director Stock Option Plan.(24)


21 Subsidiaries of the Registrant.

23.1 Consent of Ernst & Young LLP, Independent Certified Public Accountants.

23.2 Consent of Daszkal Bolton Manela Devlin & Co., Independent Certified Public Accountants.

27 Financial Data Schedule

         (b) Reports on Form 8-K

Current Report on Form 8-K (date of report December 29, 1999), dated December 23, 1999, reporting items 4 and 7.



----------
(23) Incorporated by reference to the Company's report on Form 8-K (date of report September 14, 1999), dated September 1, 1999.
(24) Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A for the year ended December 31, 1996.

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Hydron Technologies, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydron Technologies, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

West Palm Beach, Florida
March 5, 1999

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Hydron Technologies, Inc. and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydron Technologies, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced losses from operations in 1999, 1998, and 1997. These matters raise doubt about the Company's ability to continue as a going concern. Direct marketing techniques have been implemented to increase the more profitable Catalog sales, add new customers and take advantage of new channels of distribution (see note 12 to Consolidated Financial Statements). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton Manela Devlin & Co.
Boca Raton, Florida
July 27, 2000

                   Hydron Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                      December 31
                                                                 1999               1998
                                                             ------------       ------------
Assets
Current assets:
  Cash, including cash equivalents of $0 and $1,896,521
     at December 31, 1999 and 1998, respectively             $    653,916       $  2,127,781
  Trade accounts receivable                                        38,490            428,817
  Inventories                                                   1,438,292          1,751,353
  Prepaid expenses and other current assets                       118,453             72,610
                                                             ------------       ------------
Total current assets                                            2,249,151          4,380,561

Property and equipment, less accumulated depreciation
  of $758,081 and $635,816 at December 31, 1999
  and 1998, respectively                                          286,743            550,773
Deferred product costs, less accumulated
  amortization of $4,914,191 and $4,623,451 at
  December 31, 1999 and 1998, respectively                      1,060,238          1,350,978
Investment in joint venture                                        62,721             53,534
Deposits                                                          176,450            305,587
                                                             ------------       ------------
                                                             $  3,835,303       $  6,641,433
                                                             ============       ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                          $    127,543       $    261,581
   Accrued liabilities                                            642,488            405,281
                                                             ------------       ------------
Total current liabilities                                         770,031            666,862
Commitments and contingencies
Shareholders' equity:
  Common Stock; $.01 par value; 30,000,000 shares
     authorized; 5,035,336 and 4,960,336 shares issued,
     4,975,136 and 4,910,136 shares outstanding at
     December 31, 1999 and 1998, respectively                      50,353             49,603
  Additional paid-in capital                                   19,501,837         19,429,931
  Accumulated deficit                                         (16,047,760)       (13,073,618)
  Treasury Stock, at cost, 60,200 shares and 50,200
     shares at December 31, 1999 and 1998, respectively          (439,158)          (431,345)
                                                             ------------       ------------
Total shareholders' equity                                      3,065,272          5,974,571
                                                             ------------       ------------
                                                             $  3,835,303       $  6,641,433
                                                             ============       ============

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                    Year ended December 31
                                               1999          1998          1997
                                           -----------   -----------   -----------
Net sales                                  $ 2,593,448   $ 3,983,303   $ 7,305,154

Cost of sales                                1,237,816     1,590,148     2,904,042
Write down of inventory                        794,362       442,254       651,270
                                           -----------   -----------   -----------
Gross profit                                   561,270     1,950,901     3,749,842

Expenses:
   Royalty expense                             141,974       214,414       386,707
   Research and development                    211,956       350,829       304,910
   Selling, general and administrative       2,160,227     2,311,279     5,342,629
   Employment contact settlement costs         620,099       627,713        74,729
   Amortization of deferred product costs      290,740       309,501       308,374
   Depreciation and amortization               200,463       204,514       182,283
                                           -----------   -----------   -----------
                                             3,625,459     4,018,250     6,599,632
                                           -----------   -----------   -----------
Operating loss                              (3,064,189)   (2,067,349)   (2,849,790)

Other income:
   Interest and investment income               80,860       144,203       211,371
   Equity in earnings of joint venture           9,187        40,479        49,927
                                           -----------   -----------   -----------
                                                90,047       184,682       261,298
                                           -----------   -----------   -----------
Loss before income taxes                    (2,974,142)   (1,882,667)   (2,588,492)
Income tax expense                                  --            --            --
                                           -----------   -----------   -----------
Net loss                                   $(2,974,142)  $(1,882,667)  $(2,588,492)
                                           ===========   ===========   ===========

Basic and diluted earnings per share
  Net loss per common share                $      (.60)  $      (.38)  $      (.54)
                                           ===========   ===========   ===========


See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                                                             Additional                  Treasury
                                       Common Stock           Paid-in      Accumulated     Stock          Total
                                    Shares      Amount        Capital        Deficit     (at cost)       Equity
                                   ---------    -------     -----------   ------------   ---------     -----------
Balance at December 31, 1996       4,646,675    $46,466     $20,537,473   $ (8,602,459)  $      --     $11,981,480
   Issuance of common stock
      for services                     2,661         27          33,236             --          --          33,263
   Issuance of common stock upon
      exercise of stock options      311,000      3,110          93,140             --          --          96,250
   Purchase of treasury shares,
      at cost (50,200 shares)             --         --              --             --    (431,345)       (431,345)
   Net loss                               --         --              --     (2,588,492)         --      (2,588,492)
   Cash dividends ($.25 per share)        --         --      (1,233,918)            --          --      (1,233,918)
                                   ---------    -------     -----------   ------------   ---------     -----------
Balance at December 31, 1997       4,960,336     49,603      19,429,931    (11,190,951)   (431,345)      7,857,238
   Net loss                               --         --              --     (1,882,667)          -      (1,882,667)
                                   ---------    -------     -----------   ------------   ---------     -----------
Balance at December 31, 1998       4,960,336     49,603      19,429,931    (13,073,618)   (431,345)      5,974,571

   Issuance of common stock
      for services                    75,000        750          71,906             --          --          72,656
   Purchase of treasury shares,
     at cost (10,000 shares)              --         --              --             --      (7,813)         (7,813)
   Net Loss                               --         --              --     (2,974,142)         --      (2,974,142)
                                   ---------    -------     -----------   ------------   ---------     -----------
Balance at December 31, 1999       5,035,336    $50,353     $19,501,837   $(16,047,760)  $(439,158)    $ 3,065,272
                                   =========    =======     ===========   ============   =========     ===========

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                           Year ended December 31
                                                      1999          1998          1997
                                                  -----------   -----------   -----------
Operating activities
Net loss                                          $(2,974,142)  $(1,882,667)  $(2,588,492)
Adjustments to reconcile net loss to
   net cash used by operating activities:
      Depreciation and amortization                   491,203       514,015       490,657
      Loss on disposal of property & equipment         55,216            --            --
      Equity in earnings of joint venture              (9,187)      (40,479)      (49,927)
      Issuance of common stock for services            72,656            --        33,263
      Write down of inventory                         794,362       442,254       651,270
Changes in operating assets and liabilities:
         Trade accounts receivable                    390,327       125,659        57,255
         Inventories                                 (481,301)      604,788      (622,981)
         Prepaid expenses and other current
           assets                                     (45,843)       58,952       386,021
         Deposits                                     129,137       144,397       (48,590)
         Accounts payable                            (134,038)     (319,016)      127,260
         Accrued liabilities                          237,207        91,773         7,185
                                                  -----------   -----------   -----------
Net cash used by operating activities              (1,474,403)     (260,324)   (1,557,079)

Investing activities
Capital expenditures                                       --       (20,617)     (337,261)
Payments for registering patents                           --            --        (6,633)
Proceeds from joint venture                                --       275,000            --
Proceeds from sale of fixed assets                      8,351            --            --
                                                  -----------   -----------   -----------
Net cash provided (used) by investing activities        8,351       254,383      (343,894)

Financing activities
Proceeds from issuance of common stock                     --            --        96,250
Dividends paid                                             --            --    (1,233,918)
Purchase of treasury stock                             (7,813)           --      (431,345)
                                                  -----------   -----------   -----------
Net cash used by financing activities                  (7,813)           --    (1,569,013)
                                                  -----------   -----------   -----------
Decrease in cash and cash equivalents              (1,473,865)       (5,941)   (3,469,986)
Cash and cash equivalents at beginning of year      2,127,781     2,133,722     5,603,708
                                                  -----------   -----------   -----------
Cash and cash equivalents at end of year          $   653,916   $ 2,127,781   $ 2,133,722
                                                  ===========   ===========   ===========

See accompanying notes.

                   Hydron Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

1.  Description of Business and Summary of Significant Accounting Policies

Organization of Business

Hydron Technologies, Inc. and subsidiaries (the "Company") sell consumer and professional products, primarily in the personal care/cosmetics field. The Company has a licensing agreement with Home Shopping Club LP ("HSN"), whereby HSN purchases the Company's products and takes physical possession of these products prior to HSN's sale of the products to the ultimate end user. The products are sold and shipped to the end user by HSN. The sales of the Company's products to HSN are sold under terms typical to HSN through its Master Terms and Conditions contract.

The Company also holds the exclusive license with National Patent Development Corporation ("National Patent") to a Hydron polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which the Company intends to use to develop proprietary products or license to third parties.

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

Cash and Cash Equivalents

Cash and cash equivalents includes amounts not covered by the Federal Deposit Insurance Commission. The risk associated with these amounts is considered low due to the credit quality of the institutions.

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

                            Hydron Technologies, Inc.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Trade accounts receivable are due primarily from HSN and QVC, Inc. (QVC) which are usually paid to the Company within 30 days after HSN's and QVC's receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, packaging and raw materials. The 1998 amount classified as work-in-process, which represents individual components of future products, has been restated and combined in the Raw Materials and Components classification. The Company believes that this classification better describes the items involved (see Note 2).

Long-Lived Assets

Long-lived assets, consisting primarily of deferred product costs, are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB Statement No. 121 requires impairment losses be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company analyzes undiscounted cash flows on an annual basis. No impairment losses have been recognized in the three year period ended December 31, 1999.

Property and Equipment

Property and equipment, consisting primarily of office leasehold improvements, furniture and equipment, is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years (see Note 3).

Deferred Product Costs

Deferred product costs consist primarily of costs incurred for the purchase and development of patents and product rights (see Note 4). The deferred product costs are being amortized over their estimated useful lives of eight to 20 years using the straight-line method.

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

Revenue Recognition and Product Warranty

Revenue from product sales is recognized at the time of shipment. Provision is made in the period of the sale for estimated product returns from the ultimate end user.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Advertising

Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses." Advertising expenses amounted to approximately $263,000, $112,000 and $1,516,000 for 1999, 1998 and 1997, respectively.

                            Hydron Technologies, Inc.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Employment Contract Settlement

For the years' ended December 31, 1999, 1998 and 1997, the Company recorded charges of $620,099, $627,713 and $74,729, respectively, for the settlement and associated legal fees regarding three employment contracts. These contracts, which originated during 1993 and 1994, overburdened the Company's operations during a transition period when Company's revenues could not support the contracts. The Company does not currently have any employment contracts.

2. Inventories

At December 31, 1999 and 1998, inventories consist of the following:

                                    1999           1998
                                 ----------     ----------
Finished goods                   $  753,692     $  909,928
Raw materials and components        684,600        841,425
                                 ----------     ----------
                                 $1,438,292     $1,751,353
                                 ==========     ==========

The results of operations include a charge of $794,362, $442,254 and $651,270 for the years ended December 31, 1999, 1998 and 1997, respectively. These charges relate primarily to the write down, to net realizable value, of components and finished goods of products that the Company does not plan to promote in the future, which consist mainly of products outside of the traditional skin care product line, such as hair care, sun care, bath and body products and other products.

The 1998 raw materials and components balance of $841,425 includes $199,374 that was previously classified as work-in-process. In addition, the write down of inventory shown in the Consolidated Statement of Operations has been reclassified to reflect it as a cost of sales. Although these write downs have been abnormally high due to the changes in distribution channels and packaging, management believes that some inventory obsolesces and revitalized packaging is an annual cost of producing revenue growth in this industry.

                            Hydron Technologies, Inc.

3. Property and Equipment

At December 31, 1999 and 1998, property and equipment consist of the following:

                                      1999             1998
                                  -----------      -----------
Furniture and equipment           $   576,572      $   695,239
Leasehold improvements                468,252          491,350
                                  -----------      -----------
                                    1,044,824        1,186,589
Less accumulated depreciation        (758,081)        (635,816)
                                  -----------      -----------
                                  $   286,743      $   550,773
                                  ===========      ===========

4. Deferred Product Costs and Royalty Agreements

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

                            Hydron Technologies, Inc.

4. Deferred Product Costs and Royalty Agreements (continued)

For the years ended December 31, 1999, 1998 and 1997, the Company incurred royalties payable to National Patent of approximately $130,000, $190,000 and $330,000, respectively. The Company has not received any royalties from National Patent during these periods.

5.  Investment in Joint Venture

During 1995, the Company entered into an agreement with QVC and another company to form a joint venture known as Hydromercial Partners (the "Joint Venture"). The purpose of the Joint Venture was to provide and sell the Company's Hydron polymer-based skin care line by means of a thirty (30) minute commercial ("Infomercial") which the Joint Venture produced. As of March 31, 2000, the Joint Venture has discontinued operations and is expected to be dissolved during the year ended December 31, 2000. The Company will receive any inventory and 50% of the proceeds from liquidation. The amount to be realized is expected to exceed the carrying value in the balance sheet.

6. Significant Customer

The Company presently sells a substantial portion of its products to HSN and QVC. The percent of Company's sales for the years ended December 31, 1999, 1998 and 1997 and trade receivable balances as of December 31, 1999, 1998 and 1997 are as follows:

                                     1999              1998              1997
           Percent of Sales
                    HSN                  25%                -                --
                    QVC                  43%               79%              82%
           Trade Receivables
                    HSN            $ 34,743                 --               --
                    QVC            $  3,747           $427,000         $538,000

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

                            Hydron Technologies, Inc.

6. Significant Customer (continued)

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

On June 11, 1997, the Company and QVC renegotiated the Amended License Agreement ("Renegotiated License Agreement") pursuant to which the term of the Amended License Agreement was extended to May 31, 1999. Under the terms of the Renegotiated License Agreement, QVC was required to meet certain minimum product purchase requirements during each two-year period during the term of the agreement, as well as annual minimum product purchase requirements, to maintain its exclusive rights. No obligation existed for QVC to purchase the Company's product, except to maintain such exclusive rights, and no assurances could be given that QVC would meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC had met the stipulated minimum product purchase requirements, then the Renegotiated License Agreement would have renewed automatically. If QVC did not meet the annual minimum product purchase requirements, the Company could elect to continue or terminate the Renegotiated License Agreement as of the end of each contract year during the term.

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

The Company continues to sell certain product to QVC, on a non-exclusive basis, so that QVC can resell these products to their customers who had previously purchased and wish to re-order Hydron products.

                            Hydron Technologies, Inc.

6. Significant Customer (continued)

Effective September 1, 1999, the Company entered into a marketing and distribution agreement (the "Home Shopping Agreement") with HSN, that grants HSN an exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing. The Home Shopping Agreement also grants HSN a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States.

Under the terms of the Home Shopping Agreement, HSN will make minimum product purchases i) during the period ending 12 months following the date on which the products first aired on HSN's television programs, and ii) during the second 12 months following the date of the first airing (the "Initial Term"), should HSN exceed a certain threshold amount in retail sales of Hydron products to consumers during the Initial Term. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term for an indefinite number of successive one-year periods, subject to HSN's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN will no longer be required to make minimum product purchases, except to maintain exclusivity.

The Company launched its products on HSN's television network on September 16, 1999. Hydron products have since been featured in "Hydron Skin Care Solutions" hours during 7 of the first 11 months of the Home Shopping Agreement and are expected to air regularly on HSN's television programs. In addition to selling Hydron products on-air, HSN provides brand development, and marketing promotion and support for the products, including direct mail, sampling, outbound telemarketing, package inserts, advertising and publicity programs, the costs and expenses of which are shared equally by HSN and the Company.

7. Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

There has been no income tax expense during the three years ended December 31, 1999.

                            Hydron Technologies, Inc.

7. Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                        1999            1998            1997
                                    -----------     -----------     -----------
Net operating loss carryforwards    $ 6,478,000     $ 5,414,000     $ 4,956,000
Tax credit carryforwards                180,000         215,000         191,000
Other                                   951,000         819,000         392,000
                                    -----------     -----------     -----------
Deferred tax assets                   7,609,000       6,448,000       5,539,000
Less valuation allowance             (7,609,000)     (6,448,000)     (5,539,000)
                                    -----------     -----------     -----------
Total net deferred taxes            $        --     $        --     $        --
                                    ===========     ===========     ===========

FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, Management has determined that a $7,609,000 valuation allowance at December 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased (decreased) by $1,161,000, $909,000 and $1,034,000 in 1999, 1998 and 1997, respectively. At
December 31, 1999, the Company has available net operating loss carryforwards of $17,048,000, which will expire beginning in the year 2002 and through the year 2014. The tax benefit relating to $2,745,000 of the above net operating loss carryforwards will be charged to shareholders' equity in the period in which the benefit is recognized.

The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                       Year ended December 31
                                                    1999        1998       1997
                                                   ------      ------     ------
Tax at U.S. statutory rates                        (34) %      (34) %     (34) %
State income taxes, net of federal tax benefit      (4)         (4)        (4)
Valuation allowance adjustments                     38          38         38
                                                   ------      ------     ------
                                                   -0-  %      -0-  %     -0-  %
                                                   ======      ======     ======

                            Hydron Technologies, Inc.

8. Stock Options and Warrants

The number of shares of common stock reserved for issuance at December 31, 1999 and 1998 was 411,100 and 363,100, respectively.

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

                                                                       Weighted
                                                                        Average
                                       Number of      Option Price     Exercise
                                        Options         Per Share        Price

Outstanding at December 31, 1996         15,200       7.19 to 15.00      10.80
    Stock options expired                (5,000)           7.19           7.19
                                        -------
Outstanding at December 31, 1997         10,200      12.50 to 15.00      12.55
    Stock options expired               (10,000)          12.50          12.50
                                        -------
Outstanding at December 31, 1998            200           15.00          15.00
    Stock options expired                  (200)          15.00          15.00
                                        -------
Outstanding at December 31, 1999             --
                                        =======

These options expire five years from the date of the grant. There are no outstanding options at December 31, 1999. There are 12,100 options available for grant under this plan at December 31, 1999.

                            Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)

1993 Stock Option Plan

Under the 1993 Stock Option Plan, the Company may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of the Company to purchase an aggregate of 200,000 shares of the Company's common stock. Activity with respect to this plan is as follows:

                                                                       Weighted
                                                                        Average
                                      Number of      Option Price      Exercise
                                       Options         Per Share         Price

Outstanding at December 31, 1996        86,500      11.43 to 23.03       15.20
    Stock options granted               13,000       9.38 to 10.00        9.81
    Stock options expired              (68,000)      9.38 to 13.13       12.22
                                       -------
Outstanding at December 31, 1997        31,500      10.00 to 23.03       17.81
    Stock options granted               15,500        .53 to  2.42         .78
    Stock options expired               (2,000)          10.00           10.00
                                       -------
Outstanding at December 31, 1998        45,000        .53 to 23.03       12.29
    Stock options granted              119,500        .64 to   .92         .79
     Stock options expired             (37,500)       .53 to 23.03       13.83
                                       -------
Outstanding at December 31, 1999       127,000        .53 to 11.43         .98
                                       =======

These options expire five years from the date of the grant and all but 119,500 of the outstanding options are exercisable at December 31, 1999. There are no options available for grant under this plan at December 31, 1999.

                            Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)

1993 Nonemployee Director Stock Option Plan

The 1993 Nonemployee Director Stock Option Plan provides grants of stock options to nonemployee directors of the Company to purchase an aggregate of 50,000 shares of the Company's common stock. Activity with respect to this plan is as follows:

                                                                        Weighted
                                                                         Average
                                       Number of      Option Price      Exercise
                                        Options         Per Share         Price

Outstanding at December 31, 1996         36,000      12.50 to 28.44       18.10
    Stock options granted                10,000           12.50           12.50
    Stock options expired               (24,000)     12.50 to 28.44       15.755

Outstanding at December 31, 1997         22,000      12.50 to 28.44       18.125
    Stock options expired                (2,000)          12.50           12.50

Outstanding at December 31, 1998         20,000      12.50 to 28.44       18.69
    Stock options expired                (4,000)          28.44           28.44

Outstanding at December 31, 1999         16,000      12.5  to 23.91       16.25

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 1999. There are 6,000 options available for grant under this plan at December 31, 1999.

1997 Nonemployee Director Stock Option Plan

During 1997, the Company adopted the 1997 Nonemployee Director Stock Option Plan. Such plan provides grants of stock options to nonemployee directors of the Company to purchase an aggregate of 100,000 shares of the Company's common stock. Each nonemployee director shall be granted an option to purchase 2,000 shares of the Company's common stock on each May 1st throughout the term of this plan at exercise prices equal to the average of the fair market value of the Company's common stock during the ten business days preceding the date of the grant. In addition, each nonemployee director who sits on a committee of the Board of Directors shall be granted an option to purchase 500 shares of the Company's common stock under the same pricing arrangements as above. Subject to certain exceptions, no options granted under this plan shall be exercisable until one year after the date of grant.

                            Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)

1997 Nonemployee Director Stock Option Plan (continued)

During August 1999, the Company agreed to grant an option to purchase 18,000 shares of the Company`s common stock to each of the five individuals comprising the Board of Directors, subject to shareholders' approval at the next annual meeting, at an exercise price of $.64065 per share. Since the options have been granted pending shareholders' approval, the options are reflected as outstanding as of December 31, 1999.

Activity with respect to this plan is as follows:

                                                                        Weighted
                                                                         Average
                                             Number of   Option Price   Exercise
                                              Options      Per Share     Price

Outstanding at December 31, 1996                   --         --            --
    Stock options granted                      17,000    3.02 to 3.53     3.32
                                               ------
Outstanding at December 31, 1997 and 1998      17,000    3.02 to 3.53     3.32
    Stock options granted                      80,000     .64 to  .92      .66
                                               ------
Outstanding at December 31, 1999               97,000     .64 to 3.53     1.13
                                               ======

These options expire five years from the date of grant and all but 80,000 of the outstanding options are exercisable at December 31, 1999. There are 3,000 options available for grant under this plan at December 31, 1999.

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

                            Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)

Other Options and Warrants (continued)

                                                                       Weighted
                                          Number of                     Average
                                          Options/        Price        Exercise
                                          Warrants      Per Share        Price

Outstanding at December 31, 1996           531,661      .05 to 15.00      5.85
    Stock options and warrants exercised  (313,661)     .05 to 12.50       .42
    Stock options expired                 (106,000)    6.88 to 15.00     13.52
                                          --------
Outstanding at December 31, 1997           112,000    12.50 to 25.00     13.84
    Stock options expired                  (10,000)        12.50         12.50
                                          --------
Outstanding at December 31, 1998           102,000    13.75 to 25.00     13.97
    Stock options granted                   50,000          2.50          2.50
    Stock options expired                  (2,000)         25.00         25.00
                                          --------
Outstanding at December 31, 1999           150,000     2.50 to 25.00     10.17
                                          ========

The options and warrants outstanding at December 31, 1999 expire two to five years after the date of grant. At December 31, 1999, all but 50,000 of the outstanding options and warrants are exercisable.

The options under this plan that were exercised in Fiscal 1997 resulted in proceeds of $96,250. In addition, during 1997, options were exercised for services valued at $33,263.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 1998 and 1997:

                                      1999              1998             1997

Risk-free interest rate               6.5 %             6.5 %             6.5 %
Expected life                       3 years           3 years           3 years
Expected volatility                    .825              .757              .572
Expected dividend yield                 0 %               0 %               5 %

                            Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on proforma net income reflects only the vesting of 1997, 1996 and 1995 awards in 1997; the vesting of 1998, 1997, 1996 and 1995 awards in 1998, and the vesting of 1999, 1998, 1997, 1996 and 1995 awards in 1999 in accordance with Statement No. 123. Because compensation expense associated with the stock option award is recognized over the vesting period, the initial impact of applying Statement No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The effect of Statement No. 123 resulted in a pro forma net loss of $3,015,082, $1,911,068, and $2,606,181 for the years ended December 31, 1999, 1998, and
1997, respectively. In addition, the pro forma net loss per share was $.61, $.39, and $.55 per share for the years ended December 31, 1999, 1998 and 1997, respectively.

The weighted average grant-date fair value of options granted during the year ended December 31, 1999 was $.82 for options whose exercise price was equal to the market price on the date of the grant. The weighted average grant-date fair value of options granted during the year ended December 31, 1999 was $2.50 for options whose exercise price greater than the market price on the date of the grant. The weighted average remaining contractual life of all options outstanding at December 31, 1999 was 2.3 years.

                            Hydron Technologies, Inc.

9. Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                           Years ended December 31,
                                                   1999             1998             1997
Numerator:
  Net loss is both the numerator for basic
    loss per share (income available to
    common shareholders) and the numerator
    for diluted loss per share (income
    available to common shareholders after
    assumed conversions)                       $(2,974,142)     $(1,882,667)     $(2,588,492)
                                               ===========      ===========      ===========
Denominator:
  Denominator for basic loss per share
    (weighted-average shares)                    4,953,054        4,910,136        4,805,562
  Effect of dilutive securities:
    Stock options and warrants                          --               --               --
                                               -----------      -----------      -----------
  Denominator for dilutive loss per
    share (adjusted weighted-average)            4,953,054        4,910,136        4,805,562
                                               ===========      ===========      ===========
Basic loss per share                           $      (.60)     $      (.38)     $      (.54)
                                               ===========      ===========      ===========
Diluted loss per share                         $      (.60)     $      (.38)     $      (.54)
                                               ===========      ===========      ===========

See Note 8 for additional disclosures regarding the stock options and warrants.

Options and warrants to purchase 302,500, 184,200 and 192,700 shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive to the net loss per share for the respective periods.

                            Hydron Technologies, Inc.

10. Related Party Transactions

During 1997, the Company hired a director as a marketing consultant, who was paid approximately $43,000, $48,000 and $21,000 for the years ended December 31, 1999, 1998 and 1997, respectively. This consulting relationship ended in December 1999.

The Company has also paid a consultant, who was a director from September 1997 to October 1998, advisory fees, quality control and product testing expense reimbursements of approximately $130,000, $101,000 and $92,000 during the years ended December 31, 1999, 1998 and 1997, respectively. Although the contract has expired, Management has continued this agreement on a month to month basis.

During the year ended December 31, 1997, the Company paid approximately $68,000 in legal fees to an attorney who was also a director of the Company until September 1997.

The Company sells products to any of the Company's shareholders at a 25% discount. This discount is designed to acknowledge the appreciation of the shareholders support and to promote the use of the products.

11. Commitments

The Company leases office and warehouse space under noncancelable lease agreements. There is one office lease, which expires in September 2001, and two warehouse leases, which expire in April 2000 and August 2000. During April 1999, the Company subleased a portion of its office space and one of its warehouses to unrelated third parties under noncancelable sublease agreements under terms similar to the original leases. These subleases resulted in a reduction of rent expense of approximately $65,000 in 1999. At December 31, 1999, the future minimum rental payments due under such noncancelable leases are as follows:

                           2000                  $ 215,000
                           2001                     67,000
                                                 ---------
                                                 $ 282,000
                                                 =========

The warehouse agreement required a deposit of approximately $385,000 that is being utilized to pay rent and certain expenses during the last half of the agreement term. The amount is held in a joint account with the leaseholder. Commencing in March 1998, approximately $11,400 of the deposit was being used to pay for approximately 50% of

                            Hydron Technologies, Inc.

the monthly warehouse rent and expenses. This agreement will expire in August 2000 and the Company's inventory will be moved to the Company's fulfillment service contractor.

Net rent expense was approximately $226,000, $269,000, and $258,000 in 1999, 1998, and 1997, respectively.

12. Management's Plan

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $2,974,142 during the year ended December 31, 1999 and $1882,667 for the year ended December 31, 1998. The ability of the Company to continue as a going concern is dependent on increasing sales and reducing operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will be emphasized since they have higher profit margins and represent a market which is growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers, such as promotions mailed to targeted consumers, Web sight specials, promotions to other Web site customers, and direct e-mail promotions.

Inventory write-downs and contract settlements of $1,414,461 and $1,069,967 were incurred in the years ended December 31, 1999 and 1998, respectively. Steps have been taken to prevent these types of charges in the future. In addition, annual operating expenses have been reduced an estimated $700,000 by reducing payroll cost, warehouse cost, consulting fees, legal fees, and insurance premiums.

No estimate has been made should Management's plan be unsuccessful.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Hydron Technologies, Inc.
                                        (Registrant)

                                        By: /s/ Richard Banakus
                                            ------------------------------------
                                        Richard Banakus, Interim President

                                        Date: August 22, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

By: /s/ Richard Banakus                           By: /s/ William A Fagot
    -------------------                               -------------------
Richard Banakus,                                  William A. Fagot
Chairman of the Board                             (principal financial and
(principal executive officer)                     accounting officer)
Date: August 22, 2000                             Date: August 22, 2000

By: /s/ Joshua Rochlin                            By: /s/ Karen Gray
    ------------------                                --------------
Joshua Rochlin, Director                          Karen Gray, Director
Date: August 22, 2000                             Date: August 22, 2000

By: /s/ Charles Johnston
    --------------------
Charles Johnston, Director
Date: August 22, 2000

                                 EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.(8)

3.2 By-laws of the Company, as amended March 17, 1988.(9)

----------
(8) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.
(9) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988 (filed as Exhibit 3.2 therein).(10)

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(11)

4.0 Non-Qualified Stock Option Plan.(12)

4.1 Incentive Stock Option Plan, as amended January 2, 1987.(9)

4.2 1989 Stock Option Plan(13)

4.10 1993 Nonemployee Director Stock Option Plan.(11)

4.11 Warrant Purchase Agreement dated as of May 31, 1996 between QVC and the Company, filed as Exhibit 4.1 therein.(14)

10.6 Indemnification Agreement dated September 23, 1988 between Dento-Med and Harvey Tauman (filed therein as Exhibit 10.8).(10)

10.8 Indemnification Agreement dated September 23, 1988 between Dento-Med and Frank Fiur (filed therein as Exhibit 10.10).(10)

10.9 Indemnification Agreement dated September 23, 1988 between Dento-Med and Chaudhury M. Prasad (filed therein as Exhibit 10.11).(10)

10.10 Agreement between Dento-Med and National Patent dated November 30,
1989.(15)

10.11 Indemnification Agreement dated May 9, 1989 between Dento-Med and Samuel
M. Leb, M.D.(13)

10.12 Indemnification Agreement dated May 9, 1989 between Dento-Med and Richard Tauman.(13)

10.13 Indemnification Agreement dated January 14, 1992 between Dento-Med and Joseph A. Caccamo, Attorney at Law, P.C.(16)

----------
(10) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.
(11) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1993.
(12) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1986.
(13) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1989.
(14) Incorporated by reference to the Company's report on Form 8-K (date of event - July 19, 1996).
(15) Incorporated by reference to the Company's report on Form 8-K (date of event - November 30, 1989).
(16) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1991.

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and the Company (filed in excised form, as confidential treatment has been granted for certain portions thereof).(17)

10.24 Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated May 13, 1993.(11)

10.25 Amendment to Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated December 20, 1993.(11)

10.26 Amended and Restated Employment Agreement between Dento-Med and Chaudhury
M. Prasad dated May 13, 1993.(11)

10.27 Indemnification Agreement dated April 22, 1993 between the Company and Nestor Cardero.(11)

10.28 Indemnification Agreement dated April 22, 1993 between the Company and Karen Gray.(11)

10.31 Letter Agreement among QDirect, Inc., Hydron Direct, Inc. and DTR Associates dated January 17, 1995.(18)

10.35 Employment Agreement dated September 16, 1994 between the Company and Richard Tauman.(19)

10.36 Letter Agreement dated December 22, 1994 among the Company, Roy Reiner and Chemaid Laboratories, Inc.(19)

10.37 Indemnification Agreement dated February 21, 1995 between the Company and Thomas G. Burns.(19)

10.38 Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated May 8, 1995.(20)

10.39 First Amendment to Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated September 15, 1995.(20)

10.40 Agreement for use and occupancy of a portion of 5 East Building, 95 Mayhill Street, Saddle Brook, New Jersey, between Chemaid Laboratories, Inc. and the Company dated February 9, 1996.(20)

----------
(17) Incorporated by reference to the Company's report on Form 8-K (date of event - December 6, 1993), as amended by the Form 8, Amendment No. 1 to such Report.
(18) Incorporated by reference to the Company's report on Form 8-K (date of event - January 21, 1995).
(19) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1994
(20) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

10.41 Depository Agreement between Chemaid Laboratories, Inc. and the Company dated February 9, 1996.(20)

10.42 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated February 5, 1996.(20)

10.43 First Amendment to Licensing Agreement dated May 31, 1996 between QVC and the Company, files as Exhibit 10.1 therein.(14)

10.44 Letter Agreement between QDirect, Inc. and Hydron Direct, Inc. dated May 31, 1996, filed as Exhibit 10.2 therein.(14)

10.45 Lease Agreement between Industrial Office Associates and the Company dated March 10, 1997.(21)

10.46 Sponsorship Agreement with Pro Player Stadium dated January 1, 1997.(21)

10.48 Executive Suite License Agreement dated March 4, 1997.(21)

10.49 Sponsorship Agreement with Miami Heat Limited Partnership and Sunshine Network dated December 1996.(21)

10.50 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated May 20, 1997.(22)

10.51 Personal Appearance Agreement between Mr. Charles Fox and the Company dated May 20, 1997.(22)

10.52 Second Amendment to Licensing Agreement dated June 11, 1997 between QVC and the Company.(22)

10.53 Letter Agreement between QVC and the Company dated October 17, 1997.(22)

10.54 Consulting Agreement between Gloria Barton and the Company dated November 1, 1997.(22)

10.55 Service Agreement between Lauren Anderson and the Company dated January 1, 1998.(22)

10.56 Amendment to Employment Agreement between Richard Tauman and the Company dated August 13, 1998.(23)

10.57 Consulting Agreement between Richard Tauman and the Company dated December 1, 1998.(23)

----------
(21) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1996.
(22) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1997.

10.58 Marketing and Distribution Agreement between Home Shopping Club LP and the Company dated September 1, 1999(23)

Amendment to 1993 Nonemployee Director Stock Option Plan.(24)

1997 Nonemployee Director Stock Option Plan.(24)


21 Subsidiaries of the Registrant.

23.1 Consent of Ernst & Young LLP, Independent Certified Public Accountants.

23.2 Consent of Daszkal Bolton Manela Devlin & Co., Independent Certified Public Accountants.

27 Financial Data Schedule

         (b) Reports on Form 8-K

Current Report on Form 8-K (date of report December 29, 1999), dated December 23, 1999, reporting items 4 and 7.

----------
(23) Incorporated by reference to the Company's report on Form 8-K (date of report September 14, 1999), dated September 1, 1999.
(24) Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A for the year ended December 31, 1996.