Form 10-Q
period 2000-03-31
HYDRON TECHNOLOGIES INC
filed 2000-08-23
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended: March 31, 2000

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

         Condensed consolidated balance sheets-- March 31, 2000 and December 31,
           1999

         Condensed consolidated statements of operations -- Three months ended
           March 31, 2000 and 1999

         Condensed consolidated statements of cash flows -- Three months ended
           March 31, 2000 and 1999

         Notes to condensed consolidated financial statements-- March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                   March 31,      December 31,
                                                     2000             1999
                                                 ------------     ------------
ASSETS                                           (Unaudited)         (Note)
Current assets:
   Cash and cash equivalents                     $    459,516     $    653,916
   Trade accounts receivable                           76,338           38,490
   Inventories                                      1,567,932        1,438,292
   Prepaid expenses and other
     current assets                                    81,469          118,453
                                                 ------------     ------------
Total current assets                                2,185,255        2,249,151

Property and equipment, less
   Accumulated depreciation of
   $796,781 and $758,081 at
   2000 and 1999, respectively                        248,043          286,743
Deferred product costs, less
   accumulated amortization of
   $4,986,791 and $4,914,191 at
   2000 and 1999, respectively                        987,638        1,060,238
Investment in joint venture                            62,720           62,721
Deposits                                              124,614          176,450
                                                 ------------     ------------
                                                 $  3,608,270     $  3,835,303
                                                 ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $     48,157     $    127,543
   Accrued liabilities                                643,295          642,488
                                                 ------------     ------------
   Total current liabilities                          691,452          770,031

Commitments and contingencies
Shareholders' equity:
   Common stock-- $.01 par value;
     30,000,000 shares authorized;
     5,035,336 shares issued; and
     4,975,136 shares outstanding                      50,353           50,353
   Additional paid-in capital                      19,501,837       19,501,837
   Accumulated deficit                            (16,196,214)     (16,047,760)
   Treasury Stock, at cost; 60,200 shares            (439,158)        (439,158)
                                                 ------------     ------------
     Total shareholders' equity                     2,916,818        3,065,272
                                                 ------------     ------------
                                                 $  3,608,270     $  3,835,303
                                                 ============     ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                                      Three months ended March 31,
                                      ----------------------------
                                           2000          1999
                                        ---------     ---------
Net sales                               $ 672,390     $ 586,082
Cost of sales                             216,316       186,550
                                        ---------     ---------
Gross profit                              456,074       399,532

Expenses:
   Royalty expense                         33,953        35,738
   Research and development                18,150       104,451
   Selling, general & administrative      447,301       618,091
   Depreciation & amortization            111,300       122,168
                                        ---------     ---------
                                          610,704       880,448
                                        ---------     ---------
Operating loss                           (154,630)     (480,916)

Interest and investment income              6,176        23,841
Joint venture equity pick-up                   --         2,869
                                        ---------     ---------
Loss before income taxes                 (148,454)     (454,206)
Income tax expense                             --            --
                                        ---------     ---------
Net loss                                $(148,454)    $(454,206)
                                        =========     =========
Basic and diluted loss per share -
   Net loss per common share            $    (.03)    $    (.09)
                                        =========     =========

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    -----------     -----------
Operating activities:
Net loss                                            $  (148,454)    $  (454,206)
Adjustments to reconcile net loss to
  Net cash used by operating activities:
     Depreciation and amortization                      111,300         122,168
     Loss on disposal of property & equipment                --          39,458
     Equity in earnings of joint venture                     --          (2,869)
     Write down of inventory                              2,475              --

Change in operating assets and liabilities:
     Trade accounts receivable                          (37,848)        207,344
     Inventories                                       (132,115)         91,495
     Prepaid expenses and other current assets           36,985         (13,919)
     Deposits                                            51,836          47,804
     Accounts payable                                   (79,386)         64,786
     Accrued liabilities                                    807         (17,712)
                                                    -----------     -----------
Net cash provided (used) by operating activities       (194,400)         84,349

Investing activities:
     Net cash used by investing activities                   --              --

Financing activities:
   Net cash provided (used) by financing
     activities                                              --              --
                                                    -----------     -----------
Net increase (decrease) in cash and
   and cash equivalents                                (194,400)         84,349
Cash and cash equivalents at
   beginning of period                                  653,916       2,127,781
                                                    -----------     -----------
Cash and cash equivalents at
   end of period                                    $   459,516     $ 2,212,130
                                                    ===========     ===========

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2000

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - Inventories

Inventories consist of the following:

                                March 31, 2000     December 31, 1999

Finished goods                    $1,083,594         $  753,692
Raw materials and components         484,338            684,600
                                  ----------         ----------
                                  $1,567,932         $1,438,292
                                  ==========         ==========

Note C - Distribution Agreement

The Company entered into a license agreement with QVC, Inc. ("QVC") in 1993, whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. In 1996, the Company and QVC modified their license agreement (Amended License Agreement). The Amended License Agreement provided the Company with certain retail marketing rights, and increased the minimum product purchase requirements QVC was required to meet on a biannual basis to maintain their exclusive rights to market Hydron consumer products through direct response television.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2000

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

Under the terms of the Renegotiated License Agreement, QVC was required to meet certain minimum product purchase requirements for a two-year period, including annual minimum product purchase requirements, to maintain its exclusive rights. No obligation existed for QVC to purchase the Company's product except to maintain such exclusive rights, and no assurances could be given that QVC would meet the escalating minimum purchase levels for subsequent years in order to maintain such exclusive rights. If QVC had met the stipulated minimum product purchase requirements, then the Renegotiated License Agreement renews automatically. If QVC did not meet the annual or biannual minimum product purchase requirements, then the Company could elect to continue or terminate the Renegotiated License Agreement as of the end of each contract year during the term.

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

Under the terms of the Home Shopping Agreement, HSN will make minimum product purchases i) during the period ending 12 months following the date on which the products first aired on HSN's television programs (the "Initial Term"), and ii) during the second 12 months following the date of the first airing, should HSN exceed a certain threshold amount in retail sales of Hydron products to consumers during the Initial Term. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term for an indefinite number of successive one-year periods, subject to HSN's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN will no longer be required to make minimum product purchases, except to maintain exclusivity.

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

Although management believes that there are other avenues for selling its products, including the Hydron catalog, the loss of HSN as a customer would have a material adverse effect on the Company's business.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2000

Note D - Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2000           1999
                                                               -----------     -----------
Numerator:
  Net loss is both the numerator for basic
    loss per share (income available to common
    shareholders) and the numerator for diluted
    loss per share (income available to common
    shareholders after assumed conversions)                    $  (148,454)    $  (454,206)
                                                               ===========     ===========
Denominator:
  Denominator for basic loss per share
    (weighted-average shares)                                    4,975,136       4,910,136
  Effect of dilutive securities: Stock options and warrants             --              --
                                                               -----------     -----------
  Denominator for dilutive loss per
    share (adjusted weighted-average)                            4,975,136       4,910,136
                                                               ===========     ===========
Basic loss per share                                           $      (.03)    $      (.09)
                                                               ===========     ===========
Diluted loss per share                                         $      (.03)    $      (.09)
                                                               ===========     ===========

Options and warrants to purchase 302,500 shares of common stock were outstanding at March 31, 2000, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss per share for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Hydron Technologies, Inc. ("the Company") markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymers"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what Management believes is the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent; oral care products for dental professionals. The Company is developing other personal care/cosmetic products for consumers using Hydron polymers and can use its patented technology as a topical drug delivery system.

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

Hydron products had been marketed on QVC through regularly scheduled hour-long programs from April 1994 through May 1999 under licensing agreement. The Company continues to sell certain products to QVC, on a non-exclusive basis, so that QVC can resell these products to their customers who had previously purchased the products and wish to re-order Hydron products.

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

Under the terms of the Home Shopping Agreement, HSN is required to make specified product purchases during the period ending 12 months following the date on which the products first aired on HSN's television programs (the "Initial Term"). Should HSN exceed a certain threshold amount in retail sales of Hydron products to consumers during the Initial Term, it is required to make specified product purchases during the second 12 months following the date of the first airing. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term for an indefinite number of successive one-year periods, subject to HSN's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN will no longer be required to meet specified product purchases, except to maintain exclusivity.

In February 2000, HSN management asked the Company to replace Mr. Tauman as on-air spokesperson for the Hydron line as per the Home Shopping Agreement. The Company subsequently re-hired Ms. Lauren Anderson as spokesperson. Ms. Anderson has previously represented the Company as spokesperson at QVC.

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

The majority of Hydron products are sold in connection with on-air marketing. Although Management believes that there are other avenues for selling the Company's products, including the Hydron Catalog, the loss of HSN as a customer would have a material adverse effect on the Company's business. The Company has not decided what actions, if any, it plans to take under such circumstances.

Results of Operations

Net sales for the three months ended March 31, 2000 increased $86,308 to $672,390, or 15%, from net sales of $586,082 for the three months ended March 31, 1999. Catalog net sales for the three months ended March 31, 2000 were $229,581; an increase of $56,744, or 33%, from catalog net sales of $172,837 for the three months ended March 31, 1999. The increase in catalog net sales was the result of a managed increase in catalog consumer promotion against the Company's in-house customer list. Non-catalog net sales, including all sales to HSN and QVC, for the three months ended March 31, 2000 were $442,809; an increase of $29,564, or 7%, from $413,245 for the three months ended March 31, 1999. The increase in 2000 was due to the selling efforts of two television networks including HSN sales of $276,160 and sales to QVC of $166,649.

Approximately 66% and 71% of the Company's sales during the three months ended March 31, 2000 and 1999, respectively, were to electronic retailers. HSN represented 41% of the Company's net sales while QVC represented 25% of net sales for the quarter. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will remain significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's overall gross profit margin was 68% for the three months ended March 31, 2000 and for the three months ended March 31, 1999. The gross profit margins on non-catalog sales were 61% and 62% for the three months ended March 31, 2000 and 1999, respectively. The increase in non-catalog gross profit margin was the result of the mix of products sold to HSN. The gross profit margins on catalog sales were 84% and 82% for the three months ended March 31, 2000 and 1999, respectively. The increase in catalog related gross profit margin relates primarily to a shift in product mix.

Royalty expenses for the three months ended March 31, 2000 were $33,953, representing a decrease of $1,785, or 5%, from royalty expenses of $35,738 for the three months ended March 31, 1999. This decrease is commensurate with a shift in product mix. These expenses are related primarily to the Patent Agreement with National Patent and pertain to the use of the Hydron polymers as a formula ingredient for many of the Company's products.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in the first quarter of Fiscal 2000 were $18,150, a decrease of $86,301, or 83%, from R&D expenses of $104,451 in the first quarter of Fiscal 1999. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2000 were $447,301, a decrease of $170,790, or 28%, from SG&A expenses of $618,091 for the three months ended March 31, 1999. The decrease in SG&A expenses was the result primarily of reduction of payroll and related expenses and reduced legal expenses.

Interest and investment income for the three months ended March 31, 2000 was $6,176; a decrease of $17,665, or 74%, from interest and investment income of $23,841 for the three months ended March 31, 1999. This decrease is due primarily to lower cash balances as a result of the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended March 31, 2000 was $148,454, as compared to a loss of $454,206 for the three months ended March 31, 1999. This decrease in net loss was the result primarily of the factors discussed above.

Liquidity and Financial Resources

The Company's working capital was approximately $1,493,800 at March 31, 2000, including cash and cash equivalents of approximately $459,500.

There were no investing activities during the three months ended March 31, 2000.

There were no financing activities during the three months ended March 31, 2000.

The Company has incurred significant losses over the past four years. The ability of the Company to continue, as a going concern is dependent on increasing sales and reducing operating expenses.

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

Cautionary Statement Regarding Forward Looking Statements

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those expressed or implied in such forward-looking statements. You should also consult the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

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

                                                   HYDRON TECHNOLOGIES, INC.



                                                   By: /S/ WILLIAM A. FAGOT
                                                      --------------------------
                                                   William A. Fagot
                                                   Chief Financial Officer


Dated:  August 22, 2000

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule