Form 10-Q
period 2000-06-30
HYDRON TECHNOLOGIES INC
filed 2000-09-14
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: June 30, 2000

                                       or

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

   Condensed consolidated balance sheets-- June 30, 2000 and December 31, 1999

   Condensed consolidated statements of operations -- Three months ended June 30, 2000 and 1999; six months ended June 30, 2000 and 1999

   Condensed consolidated statements of cash flows -- Six months ended June 30, 2000 and 1999

   Notes to condensed consolidated financial statements-- June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                     June 30, 2000         December 31, 1999
ASSETS                                                                (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                           $   300,766             $   653,916
   Trade accounts receivable                                               199,377                  38,490
   Inventories                                                           1,546,563               1,438,292
   Prepaid expenses and other current assets                               105,025                 118,453
                                                                       -----------             -----------
   Total current assets                                                  2,151,731               2,249,151

Property and equipment, less
   Accumulated depreciation of $835,481 and
   $758,081 at 2000 and 1999, respectively                                 209,879                 286,743
Investment in joint venture                                                 62,720                  62,721
Deferred product costs, less
   accumulated amortization of $5,059,394 and
   $4,623,451 at 2000 and 1999, respectively                               915,038               1,060,238
Deposits                                                                    87,765                 176,450
                                                                       -----------             -----------
                                                                       $ 3,427,133             $ 3,835,303
                                                                       ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $     150,694            $    127,543
   Accrued liabilities                                                     638,351                 642,488
                                                                       -----------             -----------
   Total current liabilities                                               789,045                 770,031

Commitments and contingencies

Shareholders' equity:
   Common stock-- $.01 par value;
     30,000,000 shares authorized; 5,035,336
     shares issued; and 4,975,136 shares
     outstanding                                                            50,353                  50,353
   Additional paid-in capital                                           19,501,837              19,501,837
   Accumulated deficit                                                 (16,474,944)            (16,047,760)
   Treasury stock, at cost; 60,200 shares                                  (439,18)               (439,158)
                                                                       -----------             -----------
     Total shareholders' equity                                          2,638,088               3,065,272
                                                                       -----------             -----------

                                                                       $ 3,427,133             $ 3,835,303
                                                                       ===========             ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                                     Three months ended June 30   Six months ended June 30
                                          2000          1999          2000          1999
                                      -----------   -----------   -----------   -----------
Net sales                             $   607,862   $   623,092   $ 1,280,252   $ 1,209,174
Cost of sales                             222,199       199,849       438,514       386,399
Gross profits                             385,663       423,243       841,738       822,775

Expenses
   Royalty expense                         30,000        38,821        63,953        74,559
   Research and development                21,859        62,072        40,009       166,523
   Selling, general & administration      506,908       474,947       954,209     1,093,038
   Employment contract
      settlement costs                         --       569,093            --       569,093
   Depreciation & amortization            111,300       118,970       222,600       241,138
                                      -----------   -----------   -----------   -----------
                  Total Expenses          670,067     1,263,903     1,280,771     2,144,351

                                      -----------   -----------   -----------   -----------
Operating loss                           (284,404)     (840,660)     (439,033)   (1,321,576)

Interest income                             5,674        24,809        11,850        48,650
Joint venture equity pick-up                   --         3,127            --         5,996
                                      -----------   -----------   -----------   -----------
Loss before income taxes              ($  278,730)  ($  812,724)  ($  427,183)  ($1,266,930)

Income tax expense                             --            --            --            --
                                      ===========   ===========   ===========   ===========
Net loss                              ($  278,730)  ($  812,724)  ($  427,183)  ($1,266,930)
                                      ===========   ===========   ===========   ===========

Basic and diluted loss
   per share -Net loss                ($     0.06)  ($     0.16)  ($     0.09)  ($     0.26)
                                      ===========   ===========   ===========   ===========

            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                         2000         1999
Operating activities:
Net loss                                             $  (427,183)  $(1,266,930)
   Adjustments to reconcile net loss to
     Net Cash used by operating activities:

       Depreciation and Amortization                     222,600       241,138
       Loss on disposal of equipment                                    63,567
       Equity in earnings of joint venture                              (5,996)
       Cost of stock issued for services                                72,656

   Changes in operating assets and liabilities
     Trade accounts receivables                         (160,887)      259,695
     Inventories                                        (108,271)       85,299
     Prepaid expenses and other current assets            13,428       (86,074)
     Deposits                                             88,685        83,379
     Accounts Payable                                     23,151       (58,801)
     Accrued liabilities                                  (4,137)      (36,692)
                                                     -----------   -----------
Net cash provided (used) by operating activities        (352,614)     (648,759)

Investing activities:
   Capital expenditures, net                                (536)           --
                                                     -----------   -----------
     Net cash used by investing activities                  (536)           --

Financing activities:
   Net cash provided (used) by financing activities           --            --
                                                     -----------   -----------
Net increase (decrease) in cash
   and cash equivalents                                 (353,150)     (648,759)

Cash and cash equivalents at
   beginning of period                                   653,916     2,127,781
                                                     -----------   -----------
Cash and cash equivalents at
   end of period                                     $   300,766   $ 1,479,022
                                                     ===========   ===========


            See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2000

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B -- Inventories

Inventories consist of the following:
                                   June 30, 2000            December 31, 1999

Finished goods                       $  890,884                 $ 753,692
Raw materials and components            655,679                   684,600
                                    -----------               -----------
                                    $ 1,546,563               $ 1,438,292

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

                                  June 30, 2000

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

Under the terms of the Home Shopping Agreement, HSN is required to make specified product purchases during the period ending 12 months following the date on which the products first aired on HSN's television programs. Should HSN exceed a certain threshold amount in retail sales of Hydron products to consumers during the first twelve months, it is required to make specified product purchases during the second 12 months following the date of the first airing. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term (two years after date of the first airing) for an indefinite number of successive one-year periods, subject to HSN's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN will no longer be required to meet specified product purchases, except to maintain exclusivity.

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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                       June 30, 1999

Note D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                              2000               1999            2000               1999
Numerator:
  Net income (loss) is both the numerator
    for basic earnings per share (income
    available to common shareholders) and the
    numerator for diluted earnings per share
    (income available to common shareholders
    after assumed conversions or exercise
    of outstanding options and warrants,
    if dilutive)                                             $ (278,730)      $ (812,724)        $(427,183)   $ (1,266,930)

Denominator:
  Denominator for basic earnings per share
    (weighted-average shares)                                 4,975,136        4,940,631         4,975,136       4,925,467
  Effect of dilutive securities: Stock options
    and warrants                                                 -                -                 -               -
                                                             ----------       ----------         ---------    ------------
  Denominator for dilutive earnings per share
    (adjusted weighted-average)                               4,975,136        4,940,631         4,975,136       4,925,467
                                                             ==========       ==========         =========    ============


Basic earnings per share                                        $ (.06)           $(.16)           $ (.09)          $(.26)
                                                                =======           ======           =======          ======

Diluted earnings per share                                      $ (.06)           $(.16)           $ (.09)          $(.26)
                                                                =======           ======           =======          ======

Options and warrants to purchase 350,000 shares of common stock were outstanding at June 30, 2000, but were not included in the computation of diluted earnings per share because the effect would be antidilutive to the net loss per share for the period.

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

Under the terms of the Home Shopping Agreement, HSN is required to make specified product purchases during the period ending 12 months following the date on which the products first aired on HSN's television programs. Should HSN exceed a certain threshold amount in retail sales of Hydron products to consumers during the first twelve months, it is required to make specified product purchases during the second 12 months following the date of the first airing. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term (two years after date of the first airing) for an indefinite number of successive one-year periods, subject to HSN's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN will no longer be required to meet specified product purchases, except to maintain exclusivity.

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

Results of Operations

Net sales for the three months ended June 30, 2000 were $607,862, a decrease of $15,230, or 2%, from net sales of $623,092for the three months ended June 30, 1999. Net sales for the six months ended June 30, 2000 were $1,280,252, an increase of $71,078, or 6%, from net sales of $1,209,174 for the six months ended June 30, 1999.

Catalog net sales for the three months ended June 30, 2000 were $289,612, an increase of $84,350, or 41%, from catalog net sales of $205,262 for the three months ended June 30, 1999. Catalog net sales for the six months ended June 30, 2000 were $519,193, an increase of $141,094, or 37% from catalog net sales of $378,099 for the six months ended June 30, 1999. The increase in catalog sales for the three months ended June 30, 2000 was the result of targeted promotional activities. The increase in catalog sales for the six months ended June 30, 2000 was the result of an overall strategic effort to improve catalog activity to current customers.

Non-catalog net sales, to HSN and QVC, for the three months ended June 30, 2000 were $318,250, a decrease of $99,580, or 24%, from non-catalog net sales of $417,830 for the three months ended June 30, 1999. Non-catalog net sales for the six months ended June 30, 2000 were $761,059, a decrease of $70,016, or 8%, from non-catalog net sales of $831,075 for the six months ended June 30, 1999. The decrease in non-catalog sales resulted primarily from lower than anticipated net sales to HSN. Sales to HSN will not meet their goal for the first twelve months of the HSN agreement primarily from a reduction in the amount and quality of airtime provided by HSN. The company is working with HSN to rectify this situation for the second twelve months. QVC sales were $155,338 for the three months ended June 30, 2000, down from $417,830 for the three months ended June 30, 1999, and reflect an anticipated steady decline in volume as Hydron has not been actively marketed to the QVC's customers since May 1999.

Approximately 52% and 69% of the Company's sales for the three months ended June 30, 2000 and 1999, respectively, were to HSN and QVC. Approximately 59% and 68% of the Company's sales during the six months ended June 30, 2000 and 1999, respectively, were to HSN AND QVC. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will remain significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's overall gross profit margin for the three months ended June 30, 2000 was 63%, as compared to 68% for the three months ended June 30, 1999. The Company's overall gross profit margin for the six months ended June 30, 2000 was 66%, as compared to 68% for the six months ended June 30, 1999.

The gross profit margin on catalog sales for the three months ended June 30, 2000 was 81%, as compared to 81% for the three months ended June 30, 1999. The gross profit margin on catalog sales for the six months ended June 30, 2000 was 79%, as compared to 82% for the six months ended June 30, 1999. The catalog gross profit margin for the three months ended June 30, 1999 was maintained at parity with year ago. The decrease in catalog gross profit margin for the six months ended June 30, 2000 was a result of a shift of product mix.

The gross profit margin on non-catalog sales for the three months ended June 30, 2000 was 57%, as compared to 61% for the three months ended June 30, 19998. The gross profit margin on non-catalog sales for the six months ended June 30, 2000 was 60%, as compared to 62% for the six months ended June 30, 1999. The decrease in non-catalog gross profit margins was the result of the mix of products sold.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended June 30, 2000 were $21,859, a decrease of $40,212, or 65%, from R&D expenses of $62,072 for the three months ended June 30, 2000. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 were $506,908, an increase of $31,961, or 7%, from SG&A expenses of $474,947 for the three months ended June 30, 1999. Such expenses for the six months ended June 30, 2000 were $954,209, a decrease of $138,829, or 13%, from SG&A expenses of $1,093,038 for the six months ended June 30, 1999.

Employment contract settlement cost in 1999 are attributable primarily to the litigation settlement with the Company's former president, which was settled on June 2, 1999, and with the voluntary early termination of an executive officer's employment contract on May 31, 1999. The settlement of the litigation resulted in settlement payments of approximately $373,000, including the issuance of 75,000 shares of the Company's common stock valued at approximately $73,000. The termination of an executive officer's employment contract, that would have otherwise provided for continued employment through April 30, 2003, resulted in payroll and related costs of approximately $109,000.

Interest and investment income for the three months ended June 30, 2000 was $5,674, a decrease of $22,262, or 77%, from interest and investment income of $27,936 for the three months ended June 30, 1999. Interest and investment income for the six months ended June 30, 2000 was $11,850, a decrease of $42,796, or 78%, from interest and investment income of $54,646 for the six months ended June 30, 1999. These decreases were due to lower cash balances in the 2000 periods compared to the 1999 periods. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended June 30, 2000 was $278,730, as compared to a net loss of $812,724 for the three months ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $427,183, as compared to a net loss of $1,266,930 for the six months ended June 30, 1999. The decrease in the net losses resulted primarily from the factors discussed above.

Liquidity and Financial Resources

The Company's working capital was approximately $1,362,685 at June 30, 2000, including cash and cash equivalents of approximately $300,766.

Investing activities were limited to $536 for capital expenditures for the six months ended June 30, 2000.

There were no financing activities during the six months ended June 30, 2000.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

A - Exhibits - 27.1 - Financial Data Schedule

B - Current report on Form 8-K
         Date of Report, June 29, 2000, reporting items 4 and 7.
         Date of Report, May 31, 2000, reporting items 4 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HYDRON TECHNOLOGIES, INC.


                                                   By: /s/ William A. Fagot
                                                   ------------------------
                                                   William A. Fagot
                                                   Chief Financial Officer

Dated: September 13, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

27.1              Financial Data Schedule