Form 10-Q
period 2000-09-30
HYDRON TECHNOLOGIES INC
filed 2000-11-20
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended: September 30, 2000
                           or

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

 Number of shares of common stock outstanding as of October 31, 2000: 4,975,136

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets-- September 30, 2000 and December 31, 1999

   Condensed consolidated statements of operations -- Three months ended September 30, 2000 and 1999; nine months ended September 30, 2000 and 1999

   Condensed consolidated statements of cash flows -- Nine months ended September 30, 2000 and 1999

   Notes to condensed consolidated financial statements-- September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                              September 30, 2000  December 31, 1999
                                                                 (Unaudited)            (Note)
ASSETS

Current Assets
      Cash and cash equivalents                                 $    282,966        $    653,916
      Trade accounts receivable                                       96,239              38,490
      Inventories                                                  1,512,892           1,438,292
      Prepaid expenses and other current assets                       68,801             118,453
                                                                ------------        ------------
                                     Total current assets          1,960,898           2,249,151

Property and equipment, less accumulated
          depreciation of $874,181 and $758,081 at
          2000 and 1999, respectively                                171,179             286,743
Investment in joint venture                                               --              62,721
Deferred product costs, less accumulated
          amortization of $5,131,991 and $4,623,451 at
          2000 and 1999, respectively                                842,438           1,060,238
Deposits                                                              58,210             176,450
                                                                ------------        ------------
                                     Total Assets               $  3,032,725        $  3,835,303
                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                          $    121,107        $    127,543
      Accrued liabilities                                            644,722             642,488
                                                                ------------        ------------
          Total current liabilities                                  765,829             770,031

Commitments and contingencies                                             --

Shareholders' equity
      Common stock - $.01 par value
          30,000,000 shares authorized; 5,035,336 shares
          issued; and 4,975,136 shares outstanding                    50,353              50,353
      Additional paid-in capital                                  19,501,837          19,501,837
      Accumulated deficit                                        (16,846,136)        (16,047,760)
      Treasury stock, at cost; 60,200 shares                        (439,158)           (439,158)
                                                                ------------        ------------
          Total Shareholders' equity                               2,266,896           3,065,272
                                                                ------------        ------------
          Total liabilities and shareholders equity             $  3,032,725        $  3,835,303
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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                              Three months ended September 30   Nine months ended Septmber 30
                                                   2000             1999             2000             1999
                                               -----------      -----------      -----------      -----------
Net Sales                                      $   375,063      $   902,679      $ 1,655,315      $ 2,111,853
Cost of sales                                      112,260          311,238          550,775          697,637
                                               -----------      -----------      -----------      -----------
Gross profits                                      262,803          591,441        1,104,540        1,414,216

Expenses
      Royalty expense                               16,986           41,591           80,939          116,150
      Research and development                      18,259           25,042           58,268          191,565
      Selling, general & administration            491,990          543,646        1,446,199        1,636,684
      Employment contract settlement costs              --               --               --          569,093
      Depreciation & amortization                  111,300          123,330          333,900          364,468
                                               -----------      -----------      -----------      -----------
          Total expenses                           638,535          733,609        1,919,306        2,877,960
                                               -----------      -----------      -----------      -----------
Operating loss                                    (375,732)        (142,168)        (814,766)      (1,463,744)

Interest income                                      4,540           16,958           16,390           65,608
Joint venture equity pick-up                            --            1,995               --            7,991
                                               -----------      -----------      -----------      -----------
          Loss before income taxes                (371,192)        (123,215)        (798,376)      (1,390,145)

Income taxes expense                                    --               --               --               --
                                               -----------      -----------      -----------      -----------
          Net loss                             $  (371,192)     $  (123,215)     $  (798,376)     $(1,390,145)
                                               ===========      ===========      ===========      ===========
Basic and diluted loss per share
      Net loss per common share                $     (0.07)     $     (0.02)     $     (0.16)     $     (0.28)
                                               ===========      ===========      ===========      ===========

            See notes to condensed consolidated financial statements

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                  Nine months ended September 30
                                                                      2000             1999
Operating Activities                                               $  (798,376)     $(1,390,145)

Net Loss
     Adjustments to reconcile net loss to
      Net Cash used by operating activities
          Depreciation and amortization                                333,900          364,468
          Loss on disposal of equipment                                                  63,567
          Equity in earnings of joint venture                                            (7,991)
          Cost of stock issued for services                                              72,656

     Change in operating assets and liabilities
          Trade accounts receivables                                   (57,749)         349,495
          Inventories                                                  (74,599)          (3,350)
          Prepaid expenses and other current assets                     49,652          (83,956)
          Deposits                                                     118,241          (20,863)
          Accounts payable                                              (6,436)          94,790
          Accrued liabilities                                            2,233            7,058
                                                                   -----------      -----------
     Net cash provided (used) by operating activities                 (433,134)        (554,271)

Investing activities
     Capital expenditures, net                                            (537)         (11,700)
     Proceeds from liquidation of joint venture                         62,721
                                                                   -----------      -----------
          Net cash provided (used) by investing activities              62,184          (11,700)

Financing activities
     Net cash provided (used) by financing activities                       --               --
                                                                   -----------      -----------
          Net increase (decrease) in cash and cash equivalents        (370,950)        (565,971)

Cash and cash equivalents at beginning of period                       653,916        2,127,781
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $   282,966      $ 1,561,810
                                                                   ===========      ===========

            See notes to condensed consolidated financial statements

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2000

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - Inventories

Inventories consist of the following:

                               September 30,  December 31,
                                   2000           1999

Finished goods                  $  841,818     $  753,692
Raw material and components        671,074        684,600
                                ----------     ----------
                                $1,512,892     $1,438,292

Note B - Distribution Agreement

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

                               September 30, 2000

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

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                       2000             1999            2000             1999
Numerator:
  Net income (loss) is both the numerator
    for basic earnings per share (income
    available to common shareholders) and the
    numerator for diluted earnings per share
    (income available to common shareholders
    after assumed conversions or exercise
    of outstanding options and warrants,
    if dilutive)                                   $  (371,192)     $  (123,215)     $ (798,376)     $(1,390,145)
                                                   ===========      ===========      ==========      ===========
Denominator:
  Denominator for basic earnings per share
    (weighted-average shares)                        4,975,136        4,945,576       4,975,136        5,015,299
  Effect of dilutive securities: Stock options
    and warrants                                            --               --              --               --
                                                   -----------      -----------      ----------      -----------
  Denominator for dilutive earnings per share
    (adjusted weighted-average)                      4,975,136        4,945,576       4,975,136        5,015,299
                                                   ===========      ===========      ==========      ===========
Basic earnings per share                           $      (.07)     $      (.02)     $     (.16)     $      (.28)
                                                   ===========      ===========      ==========      ===========
Diluted earnings per share                         $      (.07)     $      (.02)     $     (.16)     $      (.28)
                                                   ===========      ===========      ==========      ===========

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2000

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

Under the terms of the Home Shopping Agreement, HSN was required to make specified product purchases during the period ending 12 months following the date on which the products first aired on HSN's television programs (Beginning September 16, 1999). The term of the Home Shopping Agreement may be automatically renewed after the Initial Term (two years after date of the first airing) for an indefinite number of successive one-year periods, subject to HSN's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN will no longer be required to meet specified product purchases, except to maintain exclusivity.

-------------------

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

Historically, the majority of Hydron products are sold in connection with on-air marketing. Although Management believes that there are other avenues for selling the Company's products, including the Hydron Catalog, the loss of HSN as a customer would have a material adverse effect on the Company's business. The Company has not decided what actions, if any, it plans to take under such circumstances.


Results of Operations
---------------------

Net sales for the three months ended September 30, 2000 were $375,063; a decrease of $527,616, or 58%, from net sales of $902,679 for the three months ended September 30, 1999. Net sales for the nine months ended September 30, 2000 were $1,655,315; a decrease of $456,538, or 22%, from net sales of $2,111,853 for the nine months ended September 30, 1999.

Catalog net sales for the three months ended September 30, 2000 were $276,213; a decrease of $10,218, or 4%, from catalog net sales of $286,431 for the three months ended September 30, 1999. Catalog net sales for the nine months ended September 30, 2000 were $795,407, an increase of $130,877, or 20% from catalog net sales of $664,530 for the nine months ended September 30, 1999.

The decrease in catalog sales for the three months ended September 30, 2000 was due to a shift in promotional activities. Last year the Company had a heavy, full-line promotion that created abnormal sales levels for this period. In 2000 the Company has maintained a more balance promotional schedule. The increase in catalog sales for the nine months ended September 30, 2000 was the result of an overall strategic effort to improve catalog activity to current customers. The Company has begun testing new direct marketing programs targeted at new potential customers. Further testing will determine new catalog marketing programs for future expansion.

Non-catalog net sales, to HSN and QVC, for the three months ended September 30, 2000 were $98,850, a decrease of $517,398, or 84%, from non-catalog net sales of $616,248 for the three months ended September 30, 1999. Non-catalog net sales for the nine months ended September 30, 2000 were $859,909; a decrease of $587,414, or 41%, from non-catalog net sales of $1,447,323 for the nine

--------------------------------

months ended September 30, 1999. The decrease in non-catalog sales resulted primarily from lower than anticipated net sales to HSN. Sales to HSN did not meet the requirements for the first twelve months of the HSN agreement. Hydron has entered discussions with HSN to achieve a satisfactory solution to this contract shortfall. In addition, the Company is working with HSN to implement program changes that will rectify this situation for the second twelve months of the initial two years of the contract. Hydron' products have not been featured on-air since August 29th. Management anticipates restart of regularly scheduled programs upon the successful conclusion of HSN discussions. QVC sales were $30,886 for the three months ended September 30, 2000, down from $306,363 for the three months ended September 30, 1999, and reflect an anticipated steady decline in volume, as Hydron has not been actively marketed to the QVC's customers since May 1999.

Hydron has broadened is relation with HSN by securing a two-year agreement with Home Shopping Espanol (HSE), a rapidly expanding division of Home Shopping, L.P., to air Hydron products on HSE's Spanish-language television shopping programming. Hydron has retained Charytin Goyco as Spokesperson for the Latin American Market for the same two- year period. The market launch is scheduled for the last week of November.

Approximately 26% and 68% of the Company's sales for the three months ended September 30, 2000 and 1999, respectively, were to HSN and QVC. Approximately 52% and 69% of the Company's sales during the nine months ended September 30, 2000 respectively were to HSN AND QVC. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will remain significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's overall gross profit margin for the three months ended September 30, 2000 was 70%, as compared to 66% for the three months ended September 30, 1999. The Company's overall gross profit margin for the nine months ended September 30 was 67% for 2000 and 1999.

The gross profit margin on catalog sales for the three months ended September 30, 2000 was 85%, as compared to 67% for the three months ended September 30, 1999. The gross profit margin on catalog sales for the nine months ended September 30, 2000 was 83%, as compared to 82% for the nine months ended September 30, 1999. The increase in the catalog gross profit margin for the three months ended September 30, 2000 was a result of a shift of product mix. The catalog gross profit margin for the nine months ended September 30, 2000 was maintained at parity with year ago.

The gross profit margin on non-catalog sales for the three months ended September 30, 2000 was 55%, as compared to 57% for the three months ended September 30, 1999. The gross profit margin on non-catalog sales for the nine months ended September 30, 2000 was 59%, as compared to 60% for the nine months ended September 30, 1999. The decrease in non-catalog gross profit margins was the result of the mix of products sold.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months

---------------------------------

ended September 30, 2000 were $18,259, a decrease of $6,783, or 27%, from R&D expenses of $25,042 for the three months ended September 30, 1999. R & D expenses for the nine months ended September 30, 2000 were $58,268, a decrease of $133,297, or 79%, from R & D expenses of $191,565 for the nine months ended September 30, 1999. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2000 were $491,990; a decrease of $51,656, or 10%, from SG&A expenses of $543,646 for the three months ended September 30, 1999. Such expenses for the nine months ended September 30, 2000 were $1,446,199; a decrease of $190,481, or 12%, from SG&A expenses of $1,636,680 for the nine months ended September 30, 1999.

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

Interest and investment income for the three months ended September 30, 2000 was $4,540, a decrease of $12,418, or 73%, from interest and investment income of $16,958 for the three months ended September 30, 1999. Interest and investment income for the nine months ended September 30, 2000 was $16,389, a decrease of $49,219, or 75%, from interest and investment income of $65,608 for the nine months ended September 30, 1999. These decreases were due to lower cash balances in the 2000 periods compared to the 1999 periods. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended September 30, 2000 was $371,192, as compared to a net loss of $123,215 for the three months ended September 30, 1999. The net loss for the nine months ended September 30, 2000 was $798,376, as compared to a net loss of $1,390,145 for the nine months ended September 30, 1999. The decrease in the net losses resulted primarily from the factors discussed above.


Liquidity and Financial Resources
---------------------------------

The Company's working capital was approximately $1,195,069 at September 30, 2000, including cash and cash equivalents of approximately $282,966.

Investing activities for the nine months ended September 30, 2000 were limited to $537 for capital expenditures and receipt of $62,721 of equity upon liquidation of a joint venture.

There were no financing activities during the nine months ended September 30, 2000.

--------------------------------------------

The Company has incurred significant losses over the past four years. The ability of the Company to continue, as a going concern is dependent on increasing sales and reducing operating expenses.

Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will be emphasized since they have higher profit margins and represent markets that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers such as promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct e-mail promotions to current customers. In addition, the Company is evaluating private label opportunities and is currently having discussions with third party marketers who want to expand foreign operations.

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

The Company does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, Management's strategy has been to enter into marketing, licensing and distribution agreements with third parties (such as HSN, and QVC) which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

The effect of inflation has not been significant upon either the operations or financial condition of the Company.


Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

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

                                                HYDRON TECHNOLOGIES, INC.

                                                By: /s/ William A. Fagot
                                                -------------------------------
                                                William A. Fagot
                                                Chief Financial Officer

Dated: November 15, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------
   27          Financial Data Schedule