Form 10-K
period 2000-12-31
HYDRON TECHNOLOGIES INC
filed 2001-04-03
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended DECEMBER 31, 2000 or

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

       Registrant's telephone number, including area code: (561) 994-6191
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $864,906 based upon the closing price of $0.19 on March 15, 2001.

  Number of shares of Common Stock outstanding as of March 15, 2001: 4,975,136

                   Documents Incorporated by Reference: NONE

                                     PART I

ITEM 1.  BUSINESS

Introduction

         Hydron Technologies, Inc. ("the Company"), a New York corporation organized on January 30, 1948, maintains its principal office at 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431 and its telephone number is (561) 994-6191.

         The Company markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymers"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent, oral care products for dental professionals. The Company is developing other personal care/cosmetic products for consumers using its patented technology. The Company intends to continue to explore the efficacy of using its technology as a topical drug delivery system and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that, because of their unique properties, products that utilize Hydron polymers have the potential for wide acceptance in consumer and professional health care markets.

Consumer Products

         The Company has been engaged in the development of various consumer products using Hydron polymers since 1986. The Company's products are designed to address concerns about aging, and include Hydron skin care, hair care, bath and body and sun care.

         The Company currently has thirty-nine individual products available in the following product lines: skin care (22 products), hair care (7 products), bath and body (8 products) and sun care (2 products). These products are also packaged into collections and sold at a higher value. A number of the products are presently being sold to and marketed by Home Shopping Club LP ("HSN") and its subsidiary Home Shopping Espanol (HSE). All of the products are sold directly by the Company to consumers through the Company's Hydron Catalog and Website WWW.HYDRON.COM ("Catalog").

         Management believes that the Company's product lines are unique and offer the following competitive benefits: the moisturizers self-adjust to match the skin's optimal pH balance soon after they are applied to the skin; they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water;

they are oxygen-permeable, allow the skin to breathe and leave no greasy after-feel; they do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients. The Company's products are dermatologist tested and approved for all skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner. See "Patented Technology."

Professional Products

         The Company has also developed and markets a group of Hydron polymer-based products for dental professionals under the Hydrocryl(R) brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron polymer-based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl brand name products were minimal in Fiscal 2000, Fiscal 1999 and Fiscal 1998.

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

         Under the terms of the Home Shopping Agreement, HSN was required to make specified product purchases during the period ending 12 months following the date on which the products first aired on HSN's television programs. Should HSN have exceeded a certain threshold amount in retail sales of Hydron products to consumers during the first twelve months, it was required to make specified product purchases during the second 12 months following the date of the first airing. The term of the Home Shopping Agreement may be automatically renewed after the Initial Term (two years after date of the first airing) for an indefinite number of successive one-year periods, subject to HSN's achieving certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN will no longer be required to meet specified product purchases, except to maintain exclusivity.

         The Company launched its products on HSN's television network on September 16, 1999. Hydron products have since been featured in "Hydron Skin Care Solutions" hours during 7 of the first 12 months of the Home Shopping Agreement. While HSN has not met its purchase commitment for the first 12 months, Management is continuing to work with HSN to increase sales through their network in 2001.

         In November 2000 the Company also began marketing on HSE, the Spanish language subsidiary of HSN. Hydron has secured a two-year agreement with Home Shopping Espanol (HSE), a rapidly expanding division of Home Shopping, L.P., to air Hydron products on HSE's Spanish-language television shopping programming in the Untied States and internationally. Hydron has retained Charytin Goyco, a well-known Latin celebrity, as Spokesperson for the Latin American Market for the same two-year period. The HSE program has already expanded beyond the US border to include Puerto Rico. Further HSE International expansion is anticipated in the first half of 2001.

         In addition to selling Hydron products on-air, HSN and HSE provide brand development, and marketing promotion and support for the products, including direct mail, sampling, outbound telemarketing, package inserts, advertising and publicity programs, the costs and expenses of which are shared by the Company.

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

Marketing and Sales

         The majority of the Company's products are currently sold in the United States exclusively through direct response television and catalog sales, and on a minor level, internationally through salons and doctors offices. During the Fiscal year ended December 31, 2000 ("Fiscal 2000"), approximately half of the Company's sales were made through HSN and QVC, the world's largest electronic retailers, pursuant to the respective license agreements. See "Marketing and Distribution Agreements." The balance of sales was made through the Company's catalog operation.

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

         The Company's personal care products are presently marketed through direct response television in the United States exclusively by HSN, whose programming is transmitted live on cable television to approximately seventy million homes. Sales of the Company's products to HSN & QVC accounted for approximately 50%, 68%, 79%, 82%, and 97% of the Company's total sales for Fiscal 2000, 1999, 1998, 1997, and 1996, respectively. Although Management believes that there are other avenues for selling its products, including attempting to expand its Catalog base by utilizing various marketing methods, the inability to sell through direct response television would have a material adverse effect on the Company's business.

         Hydron products had been marketed on QVC through regularly scheduled hour-long programs from April 1994 through May 1999. Hydron products have been marketed through HSN through hour-long programs since September 1999. The hour-long live broadcasts generally feature most currently available products, which are sold individually or in collections (packaging of products in various combinations). The majority of Hydron products are sold in connection with on-air marketing, although customers may purchase the products outside of these hour-long programs. Such off-air or back-end sales are considered primarily re-order business.

         Retail sales of Hydron products by HSN are affected primarily by the amount of hours provided, the quality of such hours (e.g., time of day or day of the week), new product introductions, competitive products offered and the effectiveness of the host and spokesperson.

         In Fiscal 2000, the Company focused on re-establishing its core items on-air with HSN and launching its core line to Latin consumers through HSE. As of December 2000 the products marketed by Hydron consisted of skin care (22 sku's), hair care (7 sku's), bath and body (8 sku's) and sun care (2 sku's). Most of these products can be purchased on HSN individually or in kits or collections. The Company constantly reviews its product lines and is now emphasizing the skin care line of products to a greater extent.

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

         The Hydron Catalog customer base was significantly expanded in Fiscal 2000 through a variety of marketing programs targeted at developing and retaining new customers. Over the past 12 months, the catalog customer base was expanded from 5,700 customers in Fiscal 1999 to over 7,500 customers in Fiscal 2000. Management is continuing to test various cost-effective direct marketing methods that can be used to acquire new customers, and enhance the purchasing frequency of the Company's current customers.

         -Infomercial

         In 1997, the Company, through its wholly-owned subsidiary, Hydron Direct, Inc., entered into an agreement with QDirect Ventures, Inc., an affiliate of QVC, Inc., to form a new joint venture, known as New Hydromercial Partners ("Infomercial Partnership"), to promote and sell the Company's Hydron polymer-based skin care products through a thirty-minute commercial ("Infomercial"), which the Infomercial Partnership produced. Although the Infomercial is not currently being aired, it had been shown on regional and national cable networks, at various times, since September 1995. The partnership has been terminated and residual equity has been distributed. Hydron has access to the partnership's 25,000 customers and is marketing direct to these customers.

         - Alternative Channels of Distribution

         In addition to the Company's Catalog operations, the Company intends to seek alternative channels of distribution for its products, such as private labeling, international and retail.

         The Company has an agreement with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products in retail salon stores and medical offices in Australia and New Zealand. Sales to Doctors Formula Pty. Ltd. have been minimal to date.

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

         The Patent Agreement requires the Company to pay a 5% royalty to National Patent based on the net sales of products containing the Hydron polymer. Additionally, National Patent is required to pay the Company a 5% royalty on its net sales of Hydron polymer-based products, except with respect to certain excluded products. In the area of prescription and nonprescription drugs using Hydron polymers as a drug release mechanism, both the Company and National Patent have agreed to pay the other a royalty equal to 5% of net sales received from third parties with regard to such products developed. In addition, each will pay the other 25% of any up-front license fees, royalties or similar payments received from third parties with regard to such products developed in the area of nonprescription drugs. For the years ended December 31, 2000, 1999,

1998, 1997 and 1996, the Company paid or accrued royalties to National Patent of approximately $104,000, $130,000, $190,000, $330,000, and $387,000,
respectively. The Company has not received any royalties from National Patent during these periods.

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

         The Company is currently working with HSN's international subsidiary HSE to include its Spanish language show in the United States and Puerto Rico. It is anticipated HSE will eventually expand to Mexico, Latin America and South America. Management is also reviewing other opportunities to exploit its consumer products through various retail marketing and distribution methods in regions not covered under agreements with HSN.

Manufacturing and Raw Materials

         Hydron polymer-based products are manufactured exclusively for the Company by independent third parties. The Company has used principally two manufacturers of cosmetic products because of the quality of their production and reasonable costs. To date, contract manufacturing has allowed the Company to meet inventory requirements in a timely manner. All raw material and packaging components for the Company's consumer and professional product lines are readily available to the Company from a variety of sources.

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

Inventory

         The Company did not have any backorder of firm booked orders as of December 31, 2000, and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders are placed by HSN after it determines it's programming, and therefore, fluctuations in the Company's sales may occur on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within two days of the placement of the order.

Research and Development

         Management anticipates completing development of products initiated during 2000. The Company expects to focus research and development resources on additional Hydron polymer-based products as well as other proprietary technology-based products as determined by Management's assessment of consumer demand. The Company's research and development efforts during Fiscal 2000 continued to achieve greater diversification among the Company's product lines by broadening the brand's appeal primarily to the aging baby boomer marketplace. During Fiscal 2000, the Company's contract research and development program advanced two new technologies: an adult acne line (5 products) based on proprietary delivery technology that is believed to be superior to the current market competition, and seminal research into skin anti-aging treatment, wound treatment and healing.

         These efforts ultimately include product formulation, packaging design and prototypes, extensive product safety and stability testing conducted by dermatologists, along with non-comedogenicity tests where appropriate, certain efficacy studies to support product claims, and consumer focus groups and panel tests. Charles Fox, a consultant and a former member of the Company's Board of Directors from September 1997 to October 1998, leads the Company's research and development. Mr. Fox was formerly director of product development for Warner Lambert Company's personal products division and president of the Society of Cosmetic Chemists.

Patented Technology

         The Company strongly believes that technology and patent protection are essential to providing a sound foundation for a new product. During 1999 the Company was granted U.S. Patent No. 5,879,684 for its Line Smoothing Complex formula. This product has been clinically shown to reduce fine lines and wrinkles. The patent has an expiration date of April 11, 2017. In addition to owning certain non-material patents relating to personal care products, the Company was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. These patents have expiration dates of November 28, 2006 and August 13, 2008, respectively.

         The Company also holds patents in numerous other countries, for its emulsification process. The Hydron Polymer, utilized in cosmetic emulsions, creates a thin moisture-attracting film that is non-greasy; is not dissolved by sebaceous oils or perspiration; does not emulsify the skin's natural oils and humectants; and allows the skin to breathe (i.e., it is air and moisture permeable). The film is insoluble in water and resistant to rub-off, but can easily be removed with cleanser and water.

         In 2000, the Company discovered that the emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. It is evident in recent skin research that the pH range of Hydron is essential for contributing to the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier.

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

Government Regulation

         All of the Company's skin care, hair care, and bath and body products are "cosmetics" as that term is defined under the Federal Food, Drug and Cosmetics Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Certain of the Company's products (i.e. its topical analgesic and products that contain a sunscreen or triclosan) are also classified as over-the-counter drugs. Additional regulatory requirements for such products include additional labeling requirements, registration of the manufacturer and semiannual update of the drug list. Management believes that it is in compliance with these requirements and that it faces no material costs associated with such compliance.

Competition

         The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions also have a significant impact on the consumer buying decisions. The Company competes against a number of marketers of skin care products, some of which have substantially greater resources than the Company. Although the Company is in competition with all skin care brands, direct competition in electronic retailing and catalog sales includes Principal Secret, ProActiv, Physician's Advice, Susan Lucci, Signature Club A, Marilyn Miglin, Dr. Graff, Jennifer Flaven-Stallone's Serious Skin Care.

Seasonality

         The Company's results of operations are not subject to seasonal fluctuations.

Employees

         The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervise its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company currently has nine full time positions.

ITEM 2.  PROPERTIES

         The Company maintains its offices at Yamato Office Center, 1001 Yamato Road, Suite 403, Boca Raton, Florida 33431. The lease on this office space (5,500 square feet) expires in September 2001 and requires monthly rent of approximately $8,300, including taxes and common area expenses, subject to increases in the Consumer Price Index and other increases in taxes and common area expenses over set amounts. The Company subleases approximately 1,500 square feet of this office to an independent third party for $2,800 per month, under terms similar to the Company's lease.

         In August, 2000, the Company did not renew its lease for its main warehouse of approximately 31,000 square feet at 95 Mayhill Street, Saddle Brook, New Jersey 07663. The monthly rent was approximately $14,000. The Company moved the majority of its finished goods and components to a public warehouse at 14-01 Maple Avenue, Fair Lawn, New Jersey 07410 with a monthly rent typically below $4,000 per month.

         In addition, the Company moved out of its local warehouse space, of approximately 3,200 square feet, at 1120 Holland Drive, Suites 9 and 19, Boca Raton, Florida 33487, pursuant to a lease that expired in April 2000, at a monthly rent of approximately $2,900. This warehouse was subleased in April 1999 to an independent third party under terms similar to the original lease including the required rent and other payments. The Company no longer has any obligation under either lease.

         Management believes that the current facilities are satisfactory for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

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

  Fiscal 2000                  High Closing Price         Low Closing Price
  -----------                  ------------------         -----------------
Fourth Quarter                      $   .281                   $   .125
Third Quarter                           .406                       .125
Second Quarter                          .469                       .188
First Quarter                           .625                       .375

  Fiscal 1999                  High Closing Price         Low Closing Price
  -----------                  ------------------         -----------------
Fourth Quarter                      $   .844                   $   .437
Third Quarter                           .906                       .562
Second Quarter                         1.250                       .500
First Quarter                          1.062                       .500


         As of March 28, 2001, there were approximately 3,952 record holders of the Company's Common Stock. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       Fiscal Years Ended December 31,
                                                       -------------------------------
                                      2000           1999            1998            1997            1996
                                      ----           ----            ----            ----            ----

Net Sales                        $  2,081,568    $  2,593,448    $  3,983,303    $  7,305,154    $  8,112,672
Distribution Agreement Expense             --              --              --              --       3,149,718
Operating Income (Loss)              (946,771)     (3,064,189)     (2,067,349)     (2,849,790)     (2,997,070)
Interest and Investment Income         20,945          80,860         144,203         211,371         308,998
Net Income (Loss)                    (923,632)     (2,974,142)     (1,882,667)     (2,588,492)     (2,823,977)
Basic & Diluted Earnings
   (Loss) per Common Share               (.19)           (.60)           (.38)           (.54)           (.62)
Total Assets                        2,800,515       3,835,303       6,641,433       8,751,343      12,741,140
Total Shareholders' Equity          2,141,640       3,065,272       5,974,571       7,857,238      11,981,480

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company sells specialty personal care/cosmetics products, primarily for skin care, and to a lesser extent oral health care products, most of which are covered by patent, license and/or royalty agreements. The Home Shopping Agreement provides HSN with certain exclusive rights to purchase certain products solely from the Company for sale in direct response television and other distribution channels. In addition, the Patent Agreement with National Patent provides for reciprocal royalty payments based on the sale of certain of each party's products. The Company is developing other personal care/cosmetics for consumers using Hydron polymers and other technology. The Company also has a patented technology in which the Hydron polymers act as a drug release mechanism and the Company intends to continue to explore the efficacy of using this technology to either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

Results of Operations - Fiscal 2000 versus Fiscal 1999

         Net sales for Fiscal 2000 were $2,081,468, a decrease of $511,980, or 20%, from net sales of $2,593,448 for the Fiscal year ended December 31, 1999 ("Fiscal 1999"). During Fiscal 2000, catalog sales increased by approximately $209,369, or 25%, from $827,226 in Fiscal 1999 to $1,036,595 in Fiscal 2000. The
increase in Catalog sales resulted primarily from a substantial increase in the new customer trial and consistent promotional pressure against existing customers. The customer base for the Company was increased by 32% during the year as trial events on the Web and through direct mail events brought in new customers.

         Non-catalog sales, including all sales to HSN and QVC, decreased by approximately $721,350, or 41%, from $1,766,223 in Fiscal 1999 to $1,044,873 in
Fiscal 2000. HSN sales slowed as the show schedule decreased on the HSN domestic channel, offset by an increase as HSE geared up for the Latin market introduction in November.

         Approximately 63% of the Company's non-catalog sales during Fiscal 2000 were to HSN and approximately 36% of non-catalog sales were to QVC. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will decrease but remain significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition and results of operations of the Company.

         As a result of several positive factors, the Company's overall gross profit margin increased to 78% of net sales for Fiscal 2000 versus 22% for Fiscal 1999. Factors improving the margin include: 1) a significant increase in high margin catalog sales which maintained gross profit margin of 83% in 2000 from 84% in 1999, 2) an improvement in the product mix (fewer introductory kits) sold to electronic retailers, improving margins to 61% in 2000 from 59% in 1999; and 3) a one-time reversal of reserves for a packaging contract that was favorably renegotiated, representing $175,000 or 11% of gross sales in Fiscal 2000. Further exacerbating the annual gross margin comparison of 2000 to 1999, the Company reflected an inventory write-down of $794,362 in 1999 that represented 31% of net sales for 1999. There was no corresponding write-down of inventory for 2000. The write-down to net realizable value represents components and finished goods of product that the Company deemed were in excess based on current sales levels or does not plan to continue marketing in the future.

         Substantially all of the inventory components and finished goods written down resulted from the conversion to HSN from QVC as the primary channel of distribution, or were purchased and/or manufactured prior to September 1997. The write-down applies primarily to components and finished goods outside of the traditional skin care product line, such as hair care, sun care, and bath and body products. The Company will make every effort to recoup as much value as possible as it examines various means of liquidating the current excess. Of the excess, approximately $73,000 of the inventory has been was sold.

         Royalty expenses in Fiscal 2000 were $103,558, representing a decrease of $38,416, or 27%, from royalty expenses of $141,974 in Fiscal 1999. Royalties for Fiscal 1999 included royalties due under the QVC agreement. The decrease in Fiscal 2000 is commensurate with the decrease in gross sales for the Company in Fiscal 2000 when QVC royalties are excluded. These expenses are related primarily to the Patent Agreement with National Patent and pertain to the use of the Hydron polymers as a formula ingredient for many of the Company's products.

         Research and Development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in Fiscal 2000 were $84,108, a decrease of $127,848, or 60%, from R&D expenses of $211,956 in Fiscal 1999. In changing to a new electronic retailer, the Company's first priority was to establish the core line with the new TV audience. The need for new product introduction is more important for the second year and beyond. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in Fiscal 2000 were $1,926,959, representing a decrease of $233,268, or 11%, from SG&A expenses of $2,160,227 in Fiscal 1999. This decrease is the result of: 1) lower marketing and promotional expenses ($123,000), 2) reduced expenses related to outside consultants ($103,000), 3) reduced expenses for warehouse rent since September ($56,000), and 4) reduced insurance premiums ($47,000). These cost reductions were partially offset by 1) increased catalog postage and handling associated with attracting new customers ($44,000), and 2) increased MIS expenses required for catalog sales growth, including Hydron Website redesign ($41,000).

         There were no employment contract settlement costs in Fiscal 2000, a 100% decrease from employment contract settlement costs of $620,099 for Fiscal 1999. These costs related to the settlement terms and associated legal fees regarding several employment contracts. These contracts, which originated during Fiscal 1993 and Fiscal 1994, overburdened the Company's operations during a period when the Company's revenues could not support the contracts. The Company does not currently have any employment contracts.

         Interest and investment income in Fiscal 2000 was $20,945, a decrease of $59,915, or 74%, from interest income of $80,860 in Fiscal 1999, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for Fiscal 2000 of $923,632, a reduced loss of $2,050,510, or 69% from the net loss of $2,974,142 for Fiscal 1999, primarily as a result of the factors discussed above.

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

         As a result of an inventory write-down, the Company's overall gross profit margin decreased to 22% of net sales for Fiscal 1999 from 49% for Fiscal 1998. The Company took an inventory write-down of $794,362 and $442,254 in Fiscal 1999 and Fiscal 1998, respectively. The write-downs to net realizable value represent components and finished goods of product that the Company deems are in excess based on current sales levels or does not plan to continue marketing in the future. The gross margin on catalog sales, excluding the write-down of inventory, increased to 84% of net sales in Fiscal 1999 from 79% in Fiscal 1998. The gross margin on non-catalog sales, excluding the write-down of inventory, grew to 59% for Fiscal 1999, up from 56% of net sales for Fiscal 1998. The increases in gross margins are attributable to a shift in the mix of product sold to more profitable items.

         Substantially all of the inventory components and finished goods written down resulted from the conversion to HSN from QVC as the primary channel of distribution, or were purchased and/or manufactured prior to September 1997. The write-down applies primarily to components and finished goods outside of the traditional skin care product line, such as hair care, sun care, and bath and body products. The Company will make every effort to recoup as much value as possible as it examines various means of liquidating the current excess.

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

         The Company had a net loss for Fiscal 1999 of $2,974,142, an increase of $1,091,475, or 58% from the net loss of $1,882,667 for Fiscal 1998, primarily as a result of the factors discussed above. Excluding the write-down of inventory and the employment contract settlement costs, the net loss for Fiscal 1999 and Fiscal 1998 would have been $1,559,681 and $812,700, respectively.

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

         The Company's overall gross profit margin decreased to 49% of net sales for Fiscal 1998 from 51% for Fiscal 1997. The gross margin on non-catalog sales, excluding the write-down of inventory, including sales to QVC and affiliates, remained at 56% of net sales for both Fiscal 1998 and Fiscal 1997. The decrease in overall gross profit margin relates primarily to the write-down, to net realizable value, of components and finished goods of products that the Company did not plan to continue marketing in the future. Substantially all of these components and finished goods were purchased and/or manufactured prior to September 1997. Management decided that there was no viable market for these products, which consisted mainly of products outside of the traditional skin care product line, such as hair care, sun care and bath and body products. Disposal of inventory of $651,270 in Fiscal 1997 related primarily to the write-down, to net realizable value, of the Company's vitamin and nutritional supplement line of products. The Company has discontinued this line of products. The gross margin on catalog sales, excluding the write-down of inventory, decreased to 79% of net sales in Fiscal 1998 from 80% in Fiscal 1997.

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

         The Company had a net loss for Fiscal 1998 of $1,882,667, a decrease of $705,825, or 27%, from the net loss of $2,588,492 for Fiscal 1997, primarily as a result of the factors discussed above. Excluding the write-down of inventory and the employment contract settlement costs, the net loss for Fiscal 1998 and Fiscal 1997 would have been $812,700 and $1,862,493, respectively.

Liquidity and Capital Resources

         The Company's working capital was approximately $ 1,197,392 at December 31, 2000, including cash and cash equivalents of approximately $190,946. Cash used for operations was $527,885. This was offset by Investing Activities ($64,915) that provided cash from the liquidation of the joint venture. There were no Financing Activities.

         The Company has incurred significant losses over the past five years. The ability of the Company to continue as a going concern is dependent on increasing sales while managing operating expenses.

         Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will continue to be emphasized since they have higher profit margins and represent markets for the Company that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers such as promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct e-mail promotions to new customers. Additional revenue steams will be added through international distribution.

         The Company will make every effort to expand its television sales presence with HSN and HSE. The Company is negotiating with HSN to set a schedule of show hours that will allow for the organized development of new products appropriate to the venue.

         In addition, the Company has added a significant private label customer utilizing Hydron polymer based formulas. Initial orders are expected in the second quarter, 2001.

         The Company is also pursuing international distribution agreements that will expand the Company's distribution around the world. Regarding new products and markets, the Company will continue to develop proprietary technology that it believes will improve its long-term success in the category.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

         Listed below are the directors and executive officers of the Company as of December 31, 2000:

Name                       Position
----                       --------
Richard Banakus            Director, Chairman of the Board and Interim President
Joshua Rochlin             Director
Karen Gray                 Director
Charles Johnston           Director
Terrence McGrath           Chief Operating Officer
William Fagot              Chief Financial Officer

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

         Joshua Rochlin, age 34, has served as director for the Company since January 2000. Mr. Rochlin joined GoAmerica, a wireless Internet service provider, in December 1999. He is currently Vice President of Business Development at GoAmerica. Prior to joining GoAmerica, Mr. Rochlin was the founder and Chief Executive Officer of MyCalendar.com, LLC from January 1999 to December 1999. He previously served as an associate for the law firm of Rubin Baum Levin Constant & Friedman in New York City from February 1995 to December 1998.

         Karen Gray, age 42, has served as a director of the Company since December 1997 and has been a consultant to the Company on marketing and communications matters since November 1996. Ms. Gray has over 16 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Charles Johnston, age 65, has served as a director of the Company since December 1997. During the past 11 years he has served on various boards. Mr. Johnston is currently Chairman of Ventex Technology, Inc. an electronic transformer company in Riviera Beach, Florida and AFD Technologies, LLC a chemical company in Richmond, VA. He was previously founder, Chairman and CEO of

ISI Systems, a computer software company listed on the American Stock Exchange prior to its sale in November 1989 to Teleglobe Corporation in Montreal, Canada. Mr. Johnston also serves as a Trustee of Worcester Polytechnic Institute in Worcester, MA and of the Psychiatric Research Center at the University of Pennsylvania. In addition, he serves as a director of the following companies:
Internet Commerce Corporation, an internet company in New York City; Bitwise Designs, Inc., Schenectady, NY and McData Corporation, Bloomfield, CO.

         Terrence McGrath, age 43, has served as Chief Operating Officer of the Company since January 2000. Mr. McGrath has 23 years marketing, brand management and sales experience in a diverse range of consumer goods and cosmetic categories including Procter & Gamble Toiletries Division, Noxell, Makers of Cover Girl and Noxzema products where he specialized in new category product development; The Isaly Klondike Company where he served as VP Marketing for Klondike Ice Cream; and Pioneer Products, where he served as VP Marketing and Sales for Betty Crocker licensed products.

         William Fagot, age 57, has served as Chief Financial Officer of the Company since March 2000. Mr. Fagot has 20+ years experience in companies that manufacture and market consumer products including The Seven-Up Company and Isaly Klondike Company. He held the position of Chief Financial Officer for these companies as well as a pension & welfare organization. He is a CPA, obtaining his experience with Ernst & Young.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the fiscal year ended December 31, 2000, all filing requirements applicable to Reporting Persons were complied with, except with respect to Mr. Richard Banakus, Mr. Joshua Rochlin, Ms. Karen Gray, and Mr. Charles Johnston, Directors of the Company, for whom there was one late filing each on Form 4 for the month of May (the grant of options).

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information for the years ended December 31, 2000, 1999 and 1998 with respect to all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION
-------------------------------------------------------------------------------------------------
                                                                                     OTHER ANNUAL
     NAME AND PRINCIPLE POSITION                  YEAR      SALARY        BONUS      COMPENSATION
-------------------------------------------------------------------------------------------------
Richard Banakus, Interim President & CEO          2000    $  20,000         0
-------------------------------------------------------------------------------------------------
                                                  1999    $  55,771         0
-------------------------------------------------------------------------------------------------
                                                  1998    $ 120,016         0
-------------------------------------------------------------------------------------------------
Terrence S. McGrath, COO                          2000    $ 110,800         0
-------------------------------------------------------------------------------------------------

         During Fiscal 2000, the members of the Board were granted options to purchase 2,000 shares of the Company's common stock for participation on the Company's Board of Directors.

         The following table sets forth certain information relating to option exercises effected during the year ended December 31, 2000, and the value of options held as of such date by the Company's Chief Executive Officer and all other persons who were executive officers of the Company and its subsidiaries for the year ended December 31, 2000. The Company does not have any outstanding stock appreciation rights.

         AGGREGATE OPTION EXERCISES FOR THE YEAR ENDED DECEMBER 31, 2000
                           AND YEAR END OPTION VALUES

                                                             Number of
                                                       Securities underlying    Value(1) of unexercised
                                                        unexercised options       in-the-money options
                                                       at December 31, 2000       at December 31, 2000
                    Shares Acquired      Value ($)         Exercisable/               exercisable/
Name                  On Exercise       Realized(2)        Unexercisable              unexercisable
----                  -----------       -----------        -------------              -------------

Richard Banakus           -0-              -0-             110,000/19,500                -0-/-0-

Employment Agreement

         On September 19, 1997, the Board of Directors appointed Richard Banakus to serve as President of the Company on an interim basis. The Board agreed to pay Mr. Banakus a monthly salary of $10,000 and to reimburse his lodging expenses in Boca Raton, Florida and travel expenses to and from California,

--------------------
(1) Total value of unexercised options is based upon the closing price ($.1250) of the Common Stock as reported by NASDAQ on December 31, 1999.

(2) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise price of the options.

where Mr. Banakus resides. During April 1999, Mr. Banakus' salary was reduced to $5,000 per month. During May 1999, the Company granted Mr. Banakus options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.8125 per share in exchange for a further salary reduction to $1,666 per month through the remainder of 1999 and into 2000.

Compensation of Directors

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus, Chairman of the Board, because of his status as Interim President. The Company does not have a written employment agreement with Mr. Banakus.

         Nonemployee directors receive an annual fee of $5,000, paid quarterly. During Fiscal 2000, each of Messrs. Richard Banakus, Karen Gray and Charles Johnston were paid $5,000 for their service as a director; Mark Egide was paid $1,250 for his service as a director; and Joshua Rochlin was paid $3,750 for his services as a director.

         The 1993 Nonemployee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 2000.

         On November 10, 1997, the Board of Directors of the Company adopted the 1997 Nonemployee Stock Option Plan ("1997 Plan"). This plan was approved by the shareholders on December 17, 1997. The purpose of the 1997 Plan is to assist the Company in attracting and retaining experienced and knowledgeable nonemployee directors who will continue to work for the best interests of the Company.

         The 1997 Plan provides nonqualified stock options for nonemployee directors to purchase an aggregate of 100,000 shares of Common Stock, with grants of options to purchase 2,000 shares to each nonemployee director on October 1, 1997, grants of options to purchase 2,000 shares on each May 1st thereafter (starting in 1999), and grants of options to purchase 2,000 shares upon election or appointment of any new nonemployee directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. Under the provisions of the 1997 Plan, Karen Gray and Charles Johnson were granted options to purchase 2,000 shares of the Company's common stock at an exercise price of $.37034 on May 1, 2000. As a new Board member, Joshua Rochlin was granted an option to purchase 2,000 shares of the Company's common stock at an exercise price of $.49842 on January 6, 2000.

         The 1997 Plan also provides nonqualified stock options for nonemployee directors who serve on committees of the Board of Directors. The options are not exercisable for a one year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under this provision of the 1997 Plan during the year ended December 31, 2000.

         During August 1999, the Company agreed to grant an option to purchase 18,000 shares of the Company`s common stock to each of the five individuals comprising the Board of Directors, subject to shareholders' approval at the next annual meeting at an exercise price of $.64065 per share. Since the options have been granted pending shareholders' approval, the options are reflected as outstanding as of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 2000 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 2000, and (iv) the share ownership of the Company of all directors and executive officers of the Company, as a group (six persons).

Name and Address of                  Amount and Nature of        Approximate
Beneficial Owner                     Beneficial Ownership      Percent of Class

Richard Banakus                           450,000 (3)                8.8%
     82 Verssimo Drive
     Novato, CA 94947

Karen Gray                                 11,000 (4)           Less than 1%
     P.O. Box 478
     Cutchogue, NY 11935

Charles Johnston                           86,500 (5)               1.7%
     706 Ocean Drive
     Juno Beach, FL 33408

Joshua Rochlin                              2,000 (6)           Less than 1%
     1365 Milford Terrace
     Teaneck, NJ 07666

All directors and executive officers      551,500 (7)                10.7%
     as a group (6 persons)

-----------------
(3) Consists of 340,000 shares held directly and 110,000 shares issuable upon exercise of options. Does not include 19,500 shares of Common Stock underlying options not currently exercisable.

(4) Consists of 3,000 shares held directly and 8,000 shares issuable upon exercise of options. Does not include 20,000 shares of Common Stock underlying options not currently exercisable.

(5) Consists of 80,000 shares held directly and 6,500 shares issuable upon exercise of options. Does not include 20,000 shares of Common Stock underlying options not currently exercisable.

(6) Consists of 2,000 shares issuable upon exercise of options. Does not include 2,000 shares of Common Stock underlying options not currently exercisable.

(7) Consists of 423,000 shares held directly and 128,500 shares issuable upon exercise of options. Does not include 61,500 shares of Common Stock underlying options not currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has paid a consultant, who was a director from September 1997 to October 1998, advisory fees and expense reimbursements of approximately $63,000 during the year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                                       Page

Reports of Independent Certified Public Accountants                   34-35

Financial Statements:

         Consolidated Balance Sheets, December 31,
              2000 and 1999                                             36

         Consolidated Statements of Operations for the
              Years ended December 31, 2000, 1999 and 1998              37

         Consolidated Statements of Shareholders'
              Equity for the Years ended December 31,
              2000, 1999 and 1998                                       38

         Consolidated Statements of Cash Flows for the
              Years ended December 31, 2000, 1999 and 1998              39

         Notes to Consolidated Financial Statements                   40-54


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

--------------------
(8) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.

(9) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988 (filed as Exhibit 3.2 therein). (10)

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993. (11)

4.0 Non-Qualified Stock Option Plan. (12)

4.1 Incentive Stock Option Plan, as amended January 2, 1987. (9)

4.2 1989 Stock Option Plan1 (3)

4.10 1993 Nonemployee Director Stock Option Plan. (11)

4.11 Warrant Purchase Agreement dated as of May 31, 1996 between QVC and the Company, filed as Exhibit 4.1 therein. (14)

10.6 Indemnification Agreement dated September 23, 1988 between Dento-Med and Harvey Tauman (filed therein as Exhibit 10.8). (10)

10.8 Indemnification Agreement dated September 23, 1988 between Dento-Med and Frank Fiur (filed therein as Exhibit 10.10). (10)

10.9 Indemnification Agreement dated September 23, 1988 between Dento-Med and Chaudhury M. Prasad (filed therein as Exhibit 10.11). (10)

10.10 Agreement between Dento-Med and National Patent dated November 30, 1989. (15)

10.11 Indemnification Agreement dated May 9, 1989 between Dento-Med and Samuel
M. Leb, M.D. (13)

10.12 Indemnification Agreement dated May 9, 1989 between Dento-Med and Richard Tauman. (13)

10.13 Indemnification Agreement dated January 14, 1992 between Dento-Med and Joseph A. Caccamo, Attorney at Law, P.C. (16)

--------------------
(10) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.

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

10.23 License Agreement dated December 6, 1993 between QVC Network, Inc. and the Company (filed in excised form, as confidential treatment has been granted for certain portions thereof). (17)

10.24 Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated May 13, 1993. (11)

10.25 Amendment to Amended and Restated Employment Agreement between Dento-Med and Harvey Tauman dated December 20, 1993. (11)

10.26 Amended and Restated Employment Agreement between Dento-Med and Chaudhury
M. Prasad dated May 13, 1993. (11)

10.27 Indemnification Agreement dated April 22, 1993 between the Company and Nestor Cardero. (11)

10.28 Indemnification Agreement dated April 22, 1993 between the Company and Karen Gray. (11)

10.31 Letter Agreement among QDirect, Inc., Hydron Direct, Inc. and DTR Associates dated January 17, 1995. (18)

10.35 Employment Agreement dated September 16, 1994 between the Company and Richard Tauman. (19)

10.36 Letter Agreement dated December 22, 1994 among the Company, Roy Reiner and Chemaid Laboratories, Inc. (19)

10.37 Indemnification Agreement dated February 21, 1995 between the Company and Thomas G. Burns. (19)

10.38 Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated May 8, 1995. (20)

10.39 First Amendment to Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated September 15, 1995. (20)

10.40 Agreement for use and occupancy of a portion of 5 East Building, 95 Mayhill Street, Saddle Brook, New Jersey, between Chemaid Laboratories, Inc. and the Company dated February 9, 1996. (20)

---------------------
(17) Incorporated by reference to the Company's report on Form 8-K (date of event - December 6, 1993), as amended by the Form 8, Amendment No. 1 to such Report.

(18) Incorporated by reference to the Company's report on Form 8-K (date of event - January 21, 1995).

(19) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1994.

(20) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

10.41 Depository Agreement between Chemaid Laboratories, Inc. and the Company dated February 9, 1996. (20)

10.42 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated February 5, 1996. (20)

10.43 First Amendment to Licensing Agreement dated May 31, 1996 between QVC and the Company, files as Exhibit 10.1 therein. (14)

10.44 Letter Agreement between QDirect, Inc. and Hydron Direct, Inc. dated May 31, 1996, filed as Exhibit 10.2 therein. (14)

10.45 Lease Agreement between Industrial Office Associates and the Company dated March 10, 1997. (21)

10.46 Sponsorship Agreement with Pro Player Stadium dated January 1, 1997. (21)

10.48 Executive Suite License Agreement dated March 4, 1997. (21)

10.49 Sponsorship Agreement with Miami Heat Limited Partnership and Sunshine Network dated December 1996. (21)

10.50 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated May 20, 1997. (22)

10.51 Personal Appearance Agreement between Mr. Charles Fox and the Company dated May 20, 1997. (22)

10.52 Second Amendment to Licensing Agreement dated June 11, 1997 between QVC and the Company. (22)

10.53 Letter Agreement between QVC and the Company dated October 17, 1997. (22)

10.54 Consulting Agreement between Gloria Barton and the Company dated November 1, 1997. (22)

10.55 Service Agreement between Lauren Anderson and the Company dated January 1, 1998. (22)

10.56 Amendment to Employment Agreement between Richard Tauman and the Company dated August 13, 1998. (23)

10.57 Consulting Agreement between Richard Tauman and the Company dated December 1, 1998. (23)

10.58 Marketing and Distribution Agreement between Home Shopping Club LP and the Company dated September 1, 1999. (23)

--------------------
(21) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1996.

(22) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1997.

Amendment to 1993 Nonemployee Director Stock Option Plan.24

1997 Nonemployee Director Stock Option Plan.24

21 Subsidiaries of the Registrant.

         (b) Reports on Form 8-K

Current Report on Form 8-K (date of report July 12, 2000), dated June 29, 2000, reporting items 4 and 7.

Current Report on Form 8-K (date of report May 31, 2000), dated May 31, 2000, reporting items 4 and 7.

--------------------
(23) Incorporated by reference to the Company's report on Form 8-K (date of report September 14, 1999), dated September 1, 1999.

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

/s/ ERNST & YOUNG LLP
-----------------------------

West Palm Beach, Florida
March 5, 1999

Report of Independent Certified Public Accountants



The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hydron Technologies, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hydron Technologies, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced losses from operations in 2000, 1999, and 1998. These matters raise doubt about the Company's ability to continue as a going concern. Management has implemented direct marketing techniques to increase the more profitable Catalog sales, add new customers and take advantage of new channels of distribution (see note 13 to Consolidated Financial Statements). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DASZKAL BOLTON MANELA DEVLIN & CO.
------------------------------------------
Boca Raton, Florida
March 23, 2001

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                 ----------------------------
                                                                                     2000            1999
                                                                                 ------------    ------------
ASSETS

Current Assets
      Cash                                                                       $    190,946    $    653,916
      Trade accounts receivable                                                       136,306          38,490
      Inventories                                                                   1,489,396       1,438,292
      Prepaid expenses and other current assets                                        39,619         118,453
                                                                                 ------------    ------------
                                     Total current assets                           1,856,267       2,249,151

Property and equipment, less accumulated depreciation
           of $931,232 and $758,081 at December 31, 2000
           and 1999, respectively                                                     111,002         286,743
Deposits                                                                               60,403         176,450
Investment in joint venture                                                                --          62,721
Deferred product costs, less accumulated amortization
           of $5,194,952 and $4,914,191 at December 31, 2000
           and 1999, respectively                                                     772,843       1,060,238

                                                                                 ------------    ------------
                                     Total Assets                                $  2,800,515    $  3,835,303
                                                                                 ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                           $    194,791    $    127,543
      Accrued liabilities                                                             464,084         642,488
                                                                                 ------------    ------------
                                     Total current liabilities                        658,875         770,031

Commitments and contingencies                                                              --              --

Shareholders' equity
      Common stock - $.01 par value
           30,000,000 shares authorized; 5,035,336 shares
           issued; and 4,975,136 shares outstanding                                    50,353          50,353
      Additional paid-in capital                                                   19,501,837      19,501,837
      Accumulated deficit                                                         (16,971,392)    (16,047,760)
      Treasury stock, at cost; 60,200 shares                                         (439,158)       (439,158)
                                                                                 ------------    ------------
           Total Shareholders' equity                                               2,141,640       3,065,272

                                                                                 ------------    ------------
                                     Total liabilities and shareholders equity   $  2,800,515    $  3,835,303
                                                                                 ============    ============

                             SEE ACCOMPANYING NOTES

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                2000           1999           1998
                                                            -----------    -----------    -----------
Net sales                                                   $ 2,081,468    $ 2,593,448    $ 3,983,303

Cost of sales                                                   450,478      1,237,816      1,590,148
Write down of inventory                                              --        794,362        442,254
                                                            -----------    -----------    -----------
Gross profit                                                  1,630,990        561,270      1,950,901

Expenses
      Royalty expense                                           103,558        141,974        214,414
      Research and development                                   84,108        211,956        350,829
      Selling, general & administration                       1,926,959      2,160,227      2,311,279
      Employment contract settlement costs                           --        620,099        627,713
      Amortization of deferred product costs                    287,395        290,740        309,501
      Depreciation & amortization                               175,741        200,463        204,514
                                                            -----------    -----------    -----------
           Total expenses                                     2,577,761      3,625,459      4,018,250

                                                            -----------    -----------    -----------
Operating loss                                                 (946,771)    (3,064,189)    (2,067,349)

Interest income                                                  20,945         80,860        144,203
Equity in earnings of joint venture                               2,194          9,187         40,479
                                                            -----------    -----------    -----------
                                 Loss before income taxes      (923,632)    (2,974,142)    (1,882,667)

Income taxes expense                                                 --             --             --
                                                            -----------    -----------    -----------
                                 Net loss                   $  (923,632)   $(2,974,142)   $(1,882,667)
                                                            ===========    ===========    ===========

Basic and diluted loss per share
      Net loss per common share                             $     (0.19)   $     (0.60)   $     (0.38)
                                                            ===========    ===========    ===========


Weighted average number of shares
      outstanding (basic and diluted)                         4,975,136      4,953,054      4,910,136
                                                            ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           COMMON STOCK            ADDITIONAL                     TREASURY
                                    ---------------------------     PAID-IN      ACCUMULATED        STOCK           TOTAL
                                       SHARES         AMOUNT        CAPITAL        DEFICIT        (AT COST)         EQUITY
                                    ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1997           4,960,336   $     49,603   $ 19,429,931   $(11,190,951)   $   (431,345)   $  7,857,238

     Net loss                                 --             --             --     (1,882,667)             --      (1,882,667)
                                    ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1998           4,960,336         49,603     19,429,931    (13,073,618)       (431,345)      5,974,571

     Issuance of common shares
         for service                      75,000            750         71,906             --              --          72,656
     Purchase of treasury shares,
         at cost (10,000 shares)              --             --             --             --          (7,813)         (7,813)
     Net loss                                 --             --             --     (2,974,142)             --      (2,974,142)
                                    ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1999           5,035,336         50,353     19,501,837    (16,047,760)       (439,158)      3,065,272

     Net loss                                 --             --             --       (923,632)             --        (923,632)
                                    ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2000           5,035,336   $     50,353   $ 19,501,837   $(16,971,392)   $   (439,158)   $  2,141,640
                                    ============   ============   ============   ============    ============    ============

                             SEE ACCOMPANYING NOTES

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2000          1999             1998
                                                             -----------    -----------    -----------
OPERATING ACTIVITIES
     Net loss                                                $  (923,632)   $(2,974,142)   $(1,882,667)
        Adjustments to reconcile net loss to
          net cash provided (used) by operating activities
            Depreciation and amortization                        463,136        491,203        514,015
            Loss on disposal of equipment                             --         55,216             --
            Equity in earnings of joint venture                   (2,194)        (9,187)       (40,479)
            Cost of stock issued for services                         --         72,656             --
            Write down of inventory                                   --        794,362        442,254
            Inventory purchase commitment                       (175,000)       200,000             --

     Change in operating assets and liabilities
            Trade accounts receivables                           (97,816)       390,327        125,659
            Inventories                                          (51,104)      (481,301)       604,788
            Prepaid expenses and other current assets             78,834        (45,843)        58,952
            Deposits                                             116,047        129,137        144,397
            Accounts payable                                      67,248       (134,038)      (319,016)
            Accrued liabilities                                   (3,404)        37,207         91,773
                                                             -----------    -----------    -----------
            Net cash used by operating activities               (527,885)    (1,474,403)      (260,324)


INVESTING ACTIVITIES
     Capital expenditures, net                                        --             --        (20,617)
     Proceeds from liquidation of joint ventue                    64,915             --        275,000
     Proceeds from sale of fixed assets                               --          8,351             --
                                                             -----------    -----------    -----------
            Net cash provided by investing activities             64,915          8,351        254,383


FINANCING ACTIVITIES
     Purchase of treasury stock                                       --         (7,813)            --
                                                             -----------    -----------    -----------
            Net cash used by financing activities                     --         (7,813)            --


                                                             -----------    -----------    -----------
            Net decrease in cash and cash equivalents           (462,970)    (1,473,865)        (5,941)

Cash and cash equivalents at beginning of period                 653,916      2,127,781      2,133,722

                                                             -----------    -----------    -----------
Cash and cash equivalents at end of period                   $   190,946    $   653,916    $ 2,127,781
                                                             ===========    ===========    ===========

                             See accompanying notes

                   Hydron Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF BUSINESS

Hydron Technologies, Inc. and subsidiaries (the "Company") sell consumer and professional products, primarily in the personal care/cosmetics field, directly to consumers through the Company's Hydron Catalog and Website. The Company also has a licensing agreement with Home Shopping Club LP ("HSN"), whereby HSN purchases the Company's products and takes physical possession of these products prior to HSN's sale of the products to the ultimate end user. The products are sold and shipped to the end user by HSN. The sales of the Company's products to HSN are sold under terms typical to HSN through its Master Terms and Conditions contract.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes $76,651 not covered by the Federal Deposit Insurance Commission. The risk associated with these amounts is considered low due to the credit quality of the institutions.

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

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, packaging and raw materials

LONG-LIVED ASSETS

Long-lived assets, consisting primarily of deferred product costs, are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB Statement No. 121 requires impairment losses be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company analyzes undiscounted cash flows on an annual basis. No impairment losses have been recognized in the three-year period ended December 31, 2000.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses." Advertising expenses amounted to approximately $140,000, $263,000, and $112,000 for 2000, 1999, and 1998, respectively.

                            Hydron Technologies, Inc.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivables, deposits, accounts payable and other payables approximates fair value because of their short maturities.

3.  EMPLOYMENT CONTRACT SETTLEMENT

For the years' ended December 31, 1999, and 1998, the Company recorded charges of $620,099, and $627,713, respectively, for the settlement and associated legal fees regarding three employment contracts. These contracts, which originated during 1993 and 1994, overburdened the Company's operations during a transition period when Company's revenues could not support the contracts. The Company does not currently have any employment contracts, and did not incur any related expenses for the year ended December 31, 2000.

4.  RECLASSIFICATION

Certain amounts previously reported for 1999 and 1998 have been reclassified to conform to the classification used in 2000. Such reclassifications had no effect on the reported net loss.

5.  INVENTORIES

At December 31, 2000 and 1999, inventories consist of the following:

                                                       2000              1999
                                                    ----------        ----------
Finished goods                                      $  869,082        $  753,692
Raw materials and components                           629,314           684,600
                                                    ----------        ----------
                                                    $1,489,396        $1,438,292
                                                    ==========        ==========

The results of operations include charges of $794,362, and $442,254 for the years ended December 31, 1999 and 1998, respectively. These charges relate primarily to the write-down, to net realizable value, of components and finished goods of products that the Company does not plan to promote in the future, which consist mainly of products outside of the traditional skin care product line, such as hair care, sun care, bath and body products and other products.

Although these write-downs have been abnormally high due to the changes in distribution channels and packaging, Management believes that some inventory obsolescence and revitalized packaging is an annual cost of producing revenue growth in this industry.

                            Hydron Technologies, Inc.

6.  PROPERTY AND EQUIPMENT

At December 31, 1999 and 1998, property and equipment consist of the following:

                                                     2000               1999
                                                 -----------        -----------
Furniture and equipment                          $   573,982        $   576,572
Leasehold improvements                               468,252            468,252
                                                 -----------        -----------
                                                   1,042,234          1,044,824
Less accumulated depreciation                       (931,232)          (758,081)
                                                 -----------        -----------
                                                 $   111,002        $   286,743
                                                 ===========        ===========

7.  DEFERRED PRODUCT COSTS AND ROYALTY AGREEMENTS

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

                            Hydron Technologies, Inc.

7.  DEFERRED PRODUCT COSTS AND ROYALTY AGREEMENTS (CONTINUED)

For the years ended December 31, 2000, 1999, and 1998, the Company incurred royalties payable to National Patent of approximately $103,000, $130,000, and $190,000, respectively. The Company has not received any royalties from National Patent during these periods.

8.  INVESTMENT IN JOINT VENTURE

During 1995, the Company entered into an agreement with QVC and another company to form a joint venture known as Hydromercial Partners (the "Joint Venture"). The purpose of the Joint Venture was to provide and sell the Company's Hydron polymer-based skin care line by means of a thirty (30) minute commercial ("Infomercial") which the Joint Venture produced. As of March 31, 2000, the Joint Venture discontinued operations and was dissolved during the year ended December 31, 2000. The Company has received inventory and 50% of the proceeds from liquidation. The amount realized exceeded the carrying value in the balance sheet by $2,194, which is reflected in the 2000 operating statement.

9.  SIGNIFICANT CUSTOMER

The Company presently sells a substantial portion of its products to HSN and QVC. The percent of Company's sales for the years ended December 31, 2000, 1999, and 1998 and trade receivable balances as of December 31, 2000, 1999, and 1998 are as follows:

                                      2000           1999           1998
                                    --------       --------       --------
            Percent of Sales
                      HSN                 32%            25%            --
                      QVC                 18%            43%            79%
            Trade Receivables
                      HSN           $ 97,186       $ 34,743             --
                      QVC           $ 44,120       $  3,747       $427,000

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

9.  SIGNIFICANT CUSTOMER (CONTINUED)

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

9.  SIGNIFICANT CUSTOMER (CONTINUED)

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

Under the terms of the Home Shopping Agreement, HSN would make minimum product purchases i) during the period ending 12 months following the date on which the products first aired on HSN's television programs, and ii) during the second 12 months following the date of the first airing (the "Initial Term"). Should HSN have exceeded a certain threshold amount in retail sales of Hydron products to consumers during the Initial Term, the term of the Home Shopping Agreement could be automatically renewed after the Initial Term for an indefinite number of successive one-year periods, subject to HSN's having achieved certain escalating threshold levels in product purchases. However, beginning in the third contract year, HSN would no longer be required to make minimum product purchases, except to maintain exclusivity.

The Company launched its products on HSN's television network on September 16, 1999. Hydron products have since been featured in "Hydron Skin Care Solutions" hours. In addition to selling Hydron products on-air, HSN provides brand development, and marketing promotion and support for the products, including direct mail, sampling, outbound telemarketing, package inserts, advertising and publicity programs, the costs and expenses of which are shared equally by HSN and the Company.

HSN did not meet the minimum purchase requirements during the first year of the two-year agreement. Therefore the contract does not automatically renew after the Initial Term. Management is currently conducting discussions with HSN to resolve the first year shortfall and revised terms for HSN to maintain its exclusivity. Although Management is optimistic of achieving a successful conclusion, a favorable result is not certain.

10. INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the

                            Hydron Technologies, Inc.

10. INCOME TAXES (CONTINUED)

differences are expected to reverse. There has been no income tax expense during the three years ended December 31, 2000, 1999, and 1998.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                          2000           1999           1998
                                      -----------    -----------    -----------
Net operating loss carryforwards      $ 7,135,000    $ 6,478,000    $ 5,414,000
Tax credit carryforwards                  180,000        180,000        215,000
Other                                     575,000        951,000        819,000
                                      -----------    -----------    -----------
Deferred tax assets                     7,890,000      7,609,000      6,448,000
Less valuation allowance               (7,890,000)    (7,609,000)    (6,448,000)
                                      -----------    -----------    -----------
Total net deferred taxes              $        --    $        --    $        --
                                      ===========    ===========    ===========

FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, Management has determined that a $7,890,000 valuation allowance at December 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $281,000, $1,161,000, and $909,000 in 2000, 1999 and 1998, respectively. At December 31, 2000, the Company has available net operating loss carryforwards of $18,778,000, which will expire beginning in the year 2002 and through the year 2015. The tax benefit relating to $2,745,000 of the above net operating loss carryforwards will be charged to shareholders' equity in the period in which the benefit is recognized.

The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                                   2000       1999     1998
                                                  -----      -----    -----
Tax at U.S. statutory rates                          34%        34%      34%
State income taxes, net of federal tax benefit        4          4        4
Valuation allowance adjustments                     (38)       (38)     (38)
                                                  -----      -----    -----
                                                    -0-%       -0-%     -0-%
                                                  =====      =====    =====

                            Hydron Technologies, Inc.

11. STOCK OPTIONS AND WARRANTS

The number of shares of common stock reserved for issuance at December 31, 2000 and 1999 was 411,100.

1989 STOCK OPTION PLAN

Under the 1989 Stock Option Plan, the Company may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of the Company, and its present and future subsidiaries to purchase an aggregate of 200,000 shares of the Company's common stock.

These options expire five years from the date of the grant. There are no outstanding options at December 31, 2000. There are 12,100 options available for grant under this plan at December 31, 2000.

1993 STOCK OPTION PLAN

Under the 1993 Stock Option Plan, the Company may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of the Company to purchase an aggregate of 200,000 shares of the Company's common stock.

These options expire five years from the date of the grant and all but 2,000 of the outstanding options are exercisable at December 31, 2000. There are no options available for grant under this plan at December 31, 2000.

1993 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

The 1993 Nonemployee Director Stock Option Plan provides grants of stock options to nonemployee directors of the Company to purchase an aggregate of 50,000 shares of the Company's common stock.

These options expire five years from the date of the grant and all outstanding options are exercisable at December 31, 2000. There are 14,000 options available for grant under this plan at December 31, 2000.

1997 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

During 1997, the Company adopted the 1997 Nonemployee Director Stock Option Plan. Such plan provides grants of stock options to nonemployee directors of the Company to purchase an aggregate of 100,000 shares of the Company's common stock. Each

                            Hydron Technologies, Inc.

11. STOCK OPTIONS AND WARRANTS (CONTINUED)

1997 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN (CONTINUED)

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

These options expire five years from the date of grant and all but 6,000 of the outstanding options are exercisable at December 31, 2000. There are 47,500 options available for grant under this plan at December 31, 2000.

Activity with respect to these plans is as follows:
                                                                        WEIGHTED
                                       NUMBER OF                        AVERAGE
                                       OPTIONS/         PRICE           EXERCISE
                                       WARRANTS        PER SHARE         PRICE
                                       --------        ---------         -----
Outstanding at December 31, 1997         80,700      3.02 to 28.44       14.18
    Stock options granted                15,500       .53 to  2.42         .68
    Stock options expired               (14,000)      .53 to 12.50       12.14
                                       --------
Outstanding at December 31, 1998         82,200       .53 to 28.44       12.00
    Stock options granted               199,500       .64 to   .92         .74
    Stock options expired               (41,700)      .53 to 28.44       15.24
                                       --------
Outstanding at December 31, 1999        240,000       .53 TO 23.91        2.06
    Stock options granted                 8,000                .37         .37
    Stock options expired               (60,500)      .64 TO 23.91        4.05
                                       --------
Outstanding at December 31, 2000        187,500       .37 TO 12.50        1.34
                                       ========

                            Hydron Technologies, Inc.

11. STOCK OPTIONS AND WARRANTS (CONTINUED)

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
                                                                        WEIGHTED
                                       NUMBER OF                        AVERAGE
                                       OPTIONS/         PRICE           EXERCISE
                                       WARRANTS        PER SHARE         PRICE
                                       --------        ---------         -----

Outstanding at December 31, 1997        112,000      12.50 to 25.00      13.84
    Stock options expired               (10,000)         12.50           12.50
                                       --------
Outstanding at December 31, 1998        102,000      13.75 to 25.00      13.97
    Stock options granted                50,000           2.50            2.50
    Stock options expired                (2,000)         25.00           25.00
                                       --------
Outstanding at December 31, 1999
and 2000                                150,000       2.50 TO 25.00      10.17
                                       ========

The options and warrants outstanding at December 31, 2000 expire two to five years after the date of grant. At December 31, 2000, all outstanding options and warrants are exercisable.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999, and 1998:

                                         2000          1999        1998
                                       -------       -------     -------
Risk-free interest rate                  6.0%          6.0%        6.5%
Expected life                          3 YEARS       3 years     3 years
Expected volatility                      702%          825%        757%
Expected dividend yield                    0%            0%          0%

                            Hydron Technologies, Inc.

11. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on proforma net income reflects only the vesting of 1998, 1997, 1996 and 1995 awards in 1998, the vesting of 1999, 1998, 1997, 1996 and 1995 awards in 1999, and the vesting of 2000, 1999,
1998, 1997, 1996, and 1995 awards in 2000 in accordance with Statement No. 123. Because compensation expense associated with the stock option award is recognized over the vesting period, the initial impact of applying Statement No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The effect of Statement No. 123 resulted in a pro forma net loss of $925,152, $3,015,082, and $1,911,068 for the years ended December 31, 2000,
1999, and 1998, respectively. In addition, the pro forma net loss per share was $.19, $.61, and $.39 per share for the years ended December 31, 2000, 1999, and 1998, respectively.

The weighted average grant-date fair value of options granted during the year ended December 31, 2000 was $.19 for options whose exercise price was equal to the market price on the date of the grant. There were no options granted during the year ended December 31, 2000 whose exercise price was greater than or less than the market price on the date of the grant. The weighted average remaining contractual life of all options outstanding at December 31, 1999 was 2.0 years.

                            Hydron Technologies, Inc.

12. RELATED PARTY TRANSACTIONS

During 1997, the Company hired a director as a marketing consultant, who was paid approximately $43,000, $48,000 and $21,000 for the years ended December 31, 1999, 1998 and 1997, respectively. This consulting relationship ended in December 1999.

The Company has also paid a consultant, who was a director from September 1997 to October 1998, advisory fees, quality control and product testing expense reimbursements of approximately $63,000, $130,000, and $101,000 during the years ended December 31, 2000, 1999, and 1998, respectively. Although the contract has expired, Management has continued this agreement on a month-to-month basis.

The Company sells products to any of the Company's shareholders at a 25% discount. This discount is designed to acknowledge the appreciation of the shareholders support and to promote the use of the products.

13. COMMITMENTS

The Company leases office space under a noncancelable lease agreement, which expires in September 2001. In April 1999, the Company subleased a portion of its office space to unrelated third parties under a noncancelable sublease agreement under terms similar to the original lease. The sublease resulted in a reduction of rent expense of approximately $31,000 in 2000. At December 31, 2000, the future minimum rental payments due under this noncancelable lease are $55,000.

Net rent expense was approximately $185,000, $226,000, and $269,000 in 2000, 1999, and 1998, respectively.

14. MANAGEMENT'S PLAN

The Company has incurred significant losses over the past five years. The ability of the Company to continue as a going concern is dependent on increasing sales while managing operating expenses.

           Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will continue to be emphasized since they have higher profit margins and represent markets for the Company that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers such as promotions mailed to targeted

                            Hydron Technologies, Inc.

14. MANAGEMENT'S PLAN (CONTINUED)

Consumers, Web site specials, promotions to other Web site customers, and direct e-mail promotions to new customers.

           The Company will make every effort to expand its television sales presence with HSN and HSE. The Company is negotiating with HSN to set a schedule of show hours that will allow for the organized development of new products appropriate to the venue.

           In addition, the Company has added a significant Private Label customer of Hydron based formulas with a proprietary nutritional complex of additives that will begin ordering in second quarter, 2001. This customer competes in the Multi-Level Marketing category and has been successful for 13 years.

           The Company is also pursuing international distribution agreements that will expand the company's distribution around the world. Finally, the Company will continue to develop proprietary technology that it believes will improve its long-term success in the category.

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

There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HYDRON TECHNOLOGIES, INC.
                                         (Registrant)

                                         By: /s/ RICHARD BANAKUS
                                             -----------------------------------
                                         Richard Banakus, Interim President

                                         Date: April 2, 2001

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

By: /s/ RICHARD BANAKUS                           By: /s/ WILLIAM A FAGOT
    --------------------------                        --------------------------
Richard Banakus,                                  William A. Fagot
Chairman of the Board                             (principal financial and
(principal executive officer)                     accounting officer)
Date: April 2, 2001                               Date: April 2, 2001

By: /s/ JOSHUA ROCHLIN                            By: /s/ KAREN GRAY
    --------------------------                        --------------------------
Joshua Rochlin, Director                          Karen Gray, Director
Date: April 2, 2001                               Date: April 2, 2001

By: /s/ CHARLES JOHNSTON
    --------------------------
Charles Johnston, Director
Date: April 2, 2001