Form 10-K/A
period 2000-12-31
HYDRON TECHNOLOGIES INC
filed 2001-05-08
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,990,554 based upon the closing price of $0.40 on April 25, 2001.

  Number of shares of Common Stock outstanding as of April 25, 2001: 4,975,136
                    Documents Incorporated by Reference: NONE

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                                       Page
                                                                       ----

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


----------------------
(8) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.
(9) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.

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

10.10 Agreement between Dento-Med and National Patent dated November 30,
1989.(15)

10.11 Indemnification Agreement dated May 9, 1989 between Dento-Med and Samuel
M. Leb, M.D.(13)

10.12 Indemnification Agreement dated May 9, 1989 between Dento-Med and Richard Tauman.(13)

10.13 Indemnification Agreement dated January 14, 1992 between Dento-Med and Joseph A. Caccamo, Attorney at Law, P.C.(16)


----------------------
(10) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.
(11) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1993.
(12) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1986.
(13) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1989.
(14) Incorporated by reference to the Company's report on Form 8-K (date of event - July 19, 1996).
(15) Incorporated by reference to the Company's report on Form 8-K (date of event - November 30, 1989).
(16) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1991.

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

10.35 Employment Agreement dated September 16, 1994 between the Company and Richard Tauman.(19)

10.36 Letter Agreement dated December 22, 1994 among the Company, Roy Reiner and Chemaid Laboratories, Inc.(19)

10.37 Indemnification Agreement dated February 21, 1995 between the Company and Thomas G. Burns.(19)

10.38 Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated May 8, 1995.(20)

10.39 First Amendment to Lease for 1001 Yamato Road, Suite 403, Boca Raton, Florida between PFRS Yamato Corp. and the Company dated September 15, 1995.(20)

10.40 Agreement for use and occupancy of a portion of 5 East Building, 95 Mayhill Street, Saddle Brook, New Jersey, between Chemaid Laboratories, Inc. and the Company dated February 9, 1996.(20)


----------------------
(17) Incorporated by reference to the Company's report on Form 8-K (date of event - December 6, 1993), as amended by the Form 8, Amendment No. 1 to such Report.
(18) Incorporated by reference to the Company's report on Form 8-K (date of event - January 21, 1995).
(19) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1994
(20) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

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

10.54 Consulting Agreement between Gloria Barton and the Company dated November 1, 1997.(22)

10.55 Service Agreement between Lauren Anderson and the Company dated January 1, 1998.(22)

10.56 Amendment to Employment Agreement between Richard Tauman and the Company dated August 13, 1998.(23)

10.57 Consulting Agreement between Richard Tauman and the Company dated December 1, 1998.(23)


----------------------
(21) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1996.
(22) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1997.

10.58 Marketing and Distribution Agreement between Home Shopping Club LP and the Company dated September 1, 1999.(23)

10.59 Amendment to 1993 Nonemployee Director Stock Option Plan.(24)

10.60 1997 Nonemployee Director Stock Option Plan.(24)



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

23.2 Consent of Daszkal Bolton Manela Devlin & Co., Independent Certified Public Accountants.



(b) Reports on Form 8-K

Current Report on Form 8-K (date of report July 12, 2000), dated June 29, 2000, reporting items 4 and 7.

Current Report on Form 8-K (date of report May 31, 2000), dated May 31, 2000, reporting items 4 and 7.







----------------------
(23) Incorporated by reference to the Company's report on Form 8-K (date of report September 14, 1999), dated September 1, 1999.
(24) Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A for the year ended December 31, 1996.

Report of Independent Certified Public Accountants



The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998 of Hydron Technologies, Inc. and subsidiaries (The Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, shareholders' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of Hydron Technologies, Inc. and subsidiaries' operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP



West Palm Beach, Florida
March 5, 1999

                                 SIGNATURE PAGE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HYDRON TECHNOLOGIES, INC.
                             (Registrant)

                             By: /s/ RICHARD BANAKUS
                                -------------------------------------------
                                Richard Banakus, Interim President

                                Date: May 4, 2001