Form 10-Q
period 2001-03-31
HYDRON TECHNOLOGIES INC
filed 2001-05-15
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended:  MARCH 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period from __________ to __________

                         Commission File Number: 0-6333

                            HYDRON TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


New York                                                    13-1574215
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


1001 Yamato Road, Suite 403, Boca Raton, Florida                 33431
------------------------------------------------               ----------
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

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Condensed consolidated balance sheets-- March 31, 2001 and December
   31, 2000                                                                    3

   Condensed consolidated statements of operations -- Three months
   ended March 31, 2001 and 2000                                               4

   Condensed consolidated statements of cash flows -- Three months
   ended March 31, 2001 and 2000                                               5

   Notes to condensed consolidated financial statements-- March 31,
   2001                                                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,     DECEMBER 31,
                                                              2001            2000
                                                          ------------    ------------
                                                           (Unaudited)       (Note)
ASSETS
Current Assets
       Cash and cash equivalents                          $    132,954    $    190,946
       Trade accounts receivable                                13,751         136,306
       Inventories                                           1,444,345       1,489,396
       Prepaid expenses and other current assets                24,236          39,619
                                                          ------------    ------------
                Total current assets                         1,615,286       1,856,267

Property and equipment, less accumulated
         depreciation of $958,982 and $931,232 at
         2001 and 2000, respectively                            83,252         111,002
Deposits                                                        57,405          60,403
Deferred product costs, less accumulated
         amortization of $5,266,802 and $5,194,952 at
         2001 and 2000, respectively                           700,993         772,843

                                                          ------------    ------------
                Total Assets                              $  2,456,936    $  2,800,515
                                                          ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
       Accounts payable                                   $    103,896    $    194,791
       Accrued liabilities                                     431,563         464,084
                                                          ------------    ------------
         Total current liabilities                             535,459         658,875

Commitments and contingencies                                       --              --

Shareholders' equity
       Common stock - $.01 par value
         30,000,000 shares authorized; 5,035,336 shares
         issued; and 4,975,136 shares outstanding               50,353          50,353
       Additional paid-in capital                           19,501,837      19,501,837
       Accumulated deficit                                 (17,191,555)    (16,971,392)
       Treasury stock, at cost; 60,200 shares                 (439,158)       (439,158)
                                                          ------------    ------------
         Total Shareholders' equity                          1,921,477       2,141,640

                                                          ------------    ------------
         Total liabilities and shareholders equity        $  2,456,936    $  2,800,515
                                                          ============    ============

Note: The balance sheet at December 31. 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------

Net Sales                                              $  329,693    $  672,390
Cost of sales                                              55,607       216,316
                                                       ----------    ----------
Gross profits                                             274,086       456,074

Expenses
      Royalty expense                                      16,485        33,953
      Research and development                             15,379        18,150
      Selling, general & administration                   364,599       447,301
      Depreciation & amortization                          99,600       111,300
                                                       ----------    ----------
           Total expenses                                 496,063       610,704

                                                       ----------    ----------
Operating loss                                           (221,977)     (154,630)

Interest income                                             1,814         6,176
                                                       ----------    ----------
           Loss before income taxes                      (220,163)     (148,454)

Income taxes expense                                           --            --
                                                       ----------    ----------
           Net loss                                    $ (220,163)   $ (148,454)
                                                       ==========    ==========

Basic and diluted loss per share
      Net loss per common share                        $    (0.04)   $    (0.03)
                                                       ==========    ==========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                   --------------------------
                                                                       2001           2000
                                                                   -----------    -----------
OPERATING ACTIVITIES

Net Loss                                                           $  (220,163)   $  (148,454)
       Adjustments to reconcile net loss to
        net cash used by operating activities
            Depreciation and amortization                               99,600        111,300
            Write-down of inventory                                                     2,475

       Change in operating assets and liabilities
            Trade accounts receivable                                  122,555        (37,848)
            Inventories                                                 45,051       (132,115)
            Prepaid expenses and other current assets                   15,383         36,985
            Deposits                                                     2,998         51,836
            Accounts payable                                           (90,895)       (79,386)
            Accrued liabilities                                        (32,521)           807
                                                                   -----------    -----------
       Net cash provided (used) by operating activities                (57,992)      (194,400)


INVESTING ACTIVITIES
            Net cash provided (used) by investing activities                --             --


FINANCING ACTIVITIES
       Net cash provided (used) by financing activities                     --             --


                                                                   -----------    -----------
            Net increase (decrease) in cash and cash equivalents       (57,992)      (194,400)

Cash and cash equivalents at beginning of period                       190,946        653,916

                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $   132,954    $   459,516
                                                                   ===========    ===========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE B - INVENTORIES

Inventories consist of the following:

                                            MARCH 31,            DECEMBER 31,
                                              2001                   2000
                                           -----------           -----------
Finished goods                             $   906,852           $   869,082
Raw materials and components                   537,493               620,314
                                           -----------           -----------
                                           $ 1,444,345           $ 1,489,396
                                           ===========           ===========

NOTE C - DISTRIBUTION

- Catalog Sales

In November 1996, Hydron Technologies, Inc. (the Company) opened a new channel of distribution for Hydron products with the launch of its proprietary Catalog. The Catalog provides information on new Hydron products, educates consumers on proper skin and hair care and facilitates re-ordering. The Company Orders are taken by phone, mail and through the redesigned Hydron website (www.hydron.com).

- Direct Response Television

Effective September 1, 1999, the Company entered into a marketing and distribution agreement (the "Home Shopping Agreement") with HSN that grants HSN an exclusive worldwide license to

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001


NOTE C - DISTRIBUTION (CONTINUED)

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

The Company launched its products on HSN's television network on September 16, 1999. Hydron products have since been featured in "Hydron Skin Care Solutions" hours during 7 of the first 12 months of the Home Shopping Agreement. While HSN has not met its purchase commitment for the first 12 months and Hydron has not been on the domestic network since August of 2000, Management is continuing to work with HSN to re-establish Hydron's presence through their domestic network in 2001.

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

The Company entered into a license agreement with QVC, Inc. in 1993 ("QVC License Agreement"), whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. In 1996, the Company and QVC modified the QVC License Agreement ("Amended License Agreement"), whereby the Company reacquired certain retail marketing rights to the Hydron product line. Effective May 31, 1999, the

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

NOTE C - DISTRIBUTION (CONTINUED)

Company terminated the Renegotiated License Agreement as a result of QVC's failure to satisfy the annual minimum product purchase requirements for the period ended May 31, 1999.

The Company continues to sell certain products to QVC, on a non-exclusive basis, so that QVC can resell these products to their customers who had previously purchased the products and wish to re-order Hydron products.

- Private Label Contracting

In March 2000 the Company signed a contract with a U.S. corporation to provide exclusive skin care products based on Hydron's patented formula technology. The product launch will include, facial moisturizers, skin treatment products and related prestige quality formulas. The contract has escalating minimums over three years to maintain exclusivity.

- International

The majority of the Company's products are currently sold in the United States. The Company entered an agreement in 1995 with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products in retail salon stores and medical offices in Australia and New Zealand. The company also distributes dental products into Spain and, to a lesser extent, other countries.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                    THREE MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

Numerator:
  Net loss is both the numerator for basic
    loss per share (income available to
    common shareholders) and the numerator
    for diluted loss per share (income
    available to common shareholders
    after assumed conversions)                       $  (220,163)   $  (148,454)
                                                     ===========    ===========

Denominator:
  Denominator for basic loss per share
    (weighted-average shares)                          4,975,136      4,975,136
  Effect of dilutive securities: Stock options
    and warrants                                              --             --
                                                     -----------    -----------
  Denominator for dilutive loss per
    share (adjusted weighted-average)                  4,975,136      4,975,136
                                                     ===========    ===========

Basic loss per share                                 $      (.04)   $      (.03)
                                                     ===========    ===========

Diluted loss per share                               $      (.04)   $      (.03)
                                                     ===========    ===========


Options and warrants to purchase 552,500 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss per share for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Hydron Technologies, Inc. markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymers"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what Management believes is the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent; oral care products for dental professionals. The Company entered into a license agreement for supply of the polymer with National Patent Development Corp. ("National Patent"), which provides for reciprocal royalty payments based on the sale of certain of each party's products. The Company currently has thirty-nine individual products available (excluding shade variations) in the following product lines: skin care (22 products), hair care (7 products), bath and body (8 products) and sun care (2 products). Of the company's products, nine are classified Over-the-Counter
(OTC) drug products.

The Company is developing other cosmetic/personal care and OTC drug products for consumers using Hydron polymers. The Company intends to continue to explore using its technology as a topical drug delivery system and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that, because of their unique properties, products that utilize Hydron polymers have the potential for wide acceptance in consumer and professional health care markets. The Company is also developing other technology based and possibly patentable delivery systems that will expand its product line.

Management believes that the Company's Hydron product lines are unique and offer the following competitive benefits: the moisturizers self-adjust to match the skin's optimal pH balance soon after they are applied to the skin; they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water; they are oxygen-permeable, allowing the skin to breathe and leave no greasy after-feel. They do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients. The Company's products are dermatologist tested and approved for all skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner.

Hydron products had been marketed on QVC through regularly scheduled hour-long programs from April 1994 through May 1999 under licensing agreement. The Company continues to sell certain products to QVC, on a non-exclusive basis, so that QVC can resell these products to their customers who had previously purchased the products and wish to re-order Hydron products.

Effective September 1, 1999, the Company entered into a marketing and distribution agreement (the "Home Shopping Agreement") with Home Shopping, L.P.
(HSN) that grants HSN an exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing. The agreement established purchase commitments for the first twelve months. In subsequent years, minimum purchase levels are required in order for HSN to maintain its' exclusive rights. The Home Shopping Agreement also grants HSN a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States.

The Company launched its products on HSN's domestic television network on September 16, 1999. Hydron products have since been featured in "Hydron Skin Care Solutions" shows. While HSN has not met its purchase commitment for the first 12 months and Hydron has not been on the domestic network since August of 2000, Management is continuing to work with HSN to re-establish Hydron's presence through their domestic network in 2001.

In November 2000 the Company also began marketing on HSE, the Spanish language subsidiary of HSN. Hydron has secured a two-year agreement with Home Shopping Espanol (HSE), a rapidly expanding division of Home Shopping, L.P., to air Hydron products on HSE's Spanish-language television shopping programming in the Untied States and internationally. Hydron has retained Charytin Goyco, a well-known Latin celebrity, as Spokesperson for the Latin American Market for the same two-year period. The HSE program has already expanded beyond the US border to include Puerto Rico. Further HSE international expansion into Mexico is anticipated in the first half of 2001.

In November 1996, the Company opened a new channel of distribution for Hydron products with the launch of its proprietary Catalog. This full color Catalog offers the Company's personal care products for sale directly to consumers. The Catalog also provides information on new Hydron products, educates consumers on proper skin and hair care and facilitates re-ordering. Catalog sales also include sales of products from the Hydron website (www.hydron.com) which was redesigned and re-launched in January 2001. The Company is currently exploring new ways to enhance Catalog sales and operations.

In March 2001, the Company announced that it signed a contract to provide a major international corporation with exclusive skin care products based on Hydron's patented formula technology. The product line will include facial moisturizers, skin treatment products and related prestige quality formulas. The contract has escalating minimums totaling $1.5 million over three years to maintain exclusivity. The first order has been received with initial deliveries planned for Mid-2001.

On an international level, the Company is currently working with HSN's international subsidiary HSE to include its Spanish language show in the United States and Puerto Rico. It is anticipated HSE will eventually expand to Mexico, Latin America and South America. Management is also reviewing other opportunities to exploit its consumer products through various retail marketing and distribution methods in regions not covered under agreements with HSN. The company is currently talking with several overseas distributors regarding expansion of Hydron products to their respective markets.

The majority of Hydron products are sold in connection with on-air marketing. Although Management believes that there are other avenues for selling the Company's products, including the Hydron Catalog, private label contracting and international distribution, the loss of HSN as a customer would have a material adverse effect on the Company's business. The Company has not decided what actions, if any, it plans to take under such circumstances.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2001 decreased $342,697 to $329,693, or 51%, from net sales of $672,390 for the three months ended March 31, 2000. Catalog net sales for the three months ended March 31, 2001 were $305,684; an increase of $76,103, or 33%, from catalog net sales of $229,581 for the three months ended March 31, 2000. The increase in catalog net sales was the result of a managed increase in catalog consumer promotion against the Company's in-house customer list and against new customers. The Company's database of customers was increased by over 30% in the first three months of 2001.

Non-catalog net sales, including all sales to HSN and QVC, for the three months ended March 31, 2001 were $24,009; a decrease of $418,800, or 95%, from $442,809 for the three months ended March 31, 2000. The decrease in 2001 was due to the lack of airtime on HSN, and order timing with QVC. Orders from QVC and HSE have been received subsequent to the quarter.

Approximately 7% and 66% of the Company's sales during the three months ended March 31, 2001 and 2000, respectively, were to electronic retailers.

The Company's overall gross profit margin was 83% for the three months ended March 31, 2001 and 68% for the three months ended March 31, 2000 consistent with the significant sales distribution shift from television to catalog. The gross profit margins on catalog sales were 85% and 84% for the three months ended March 31, 2001 and 2000, respectively. The gross profit margins on non-catalog sales were 59% and 61% for the three months ended March 31, 2001 and 2000, respectively. The decrease in non-catalog gross profit margin was the result of the mix of products sold.

Royalty expenses for the three months ended March 31, 2001 were $16,485, representing a decrease of $17,468, or 51%, from royalty expenses of $33,953 for the three months ended March 31, 2000. This decrease is commensurate with the decrease in sales. These expenses are related primarily to the Patent Agreement with National Patent and pertain to the use of the Hydron polymers as a formula ingredient for many of the Company's products.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in the first quarter of Fiscal 2001 were $15,379, a decrease of $2,771, or 15%, from R&D expenses of $18,150 in the first quarter of Fiscal 2000. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2001 were $364,599, a decrease of $82,702, or 18%, from SG&A expenses of $447,301 for the three months ended March 31, 2000. The decrease in SG&A expenses was the result primarily of reduction of rents associated with warehousing and reduced consultant expenses.

Interest and investment income for the three months ended March 31, 2001 was $1,814, a decrease of $4,362, or 71%, from interest and investment income of $6,176 for the three months ended March 31, 2000. This decrease is due to lower cash balances as a result of the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended March 31, 2001 was $220,163, as compared to a loss of $148,454 for the three months ended March 31, 2000. This increase in net loss was the result primarily of the factors discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

The Company's working capital was approximately $1,079,827 at March 31, 2001, including cash and cash equivalents of approximately $132,954.

There were no investing activities during the three months ended March 31, 2001.

There were no financing activities during the three months ended March 31, 2001.

The Company has incurred significant losses over the past four years. The ability of the Company to continue, as a going concern is dependent on increasing sales and reducing operating expenses.

Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will be emphasized since they have higher profit margins and represent markets that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers such as promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct e-mail promotions to current customers. Management also plans to increase international expansion at a controlled level.

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

The Company does not have the financial resources to sustain a national advertising campaign to market its products in a conventional retail mode. In view of the foregoing, Management's strategy has been to enter into marketing, licensing and distribution agreements with third parties (such as HSN, QVC, private label agreements) which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

The effect of inflation has not been significant upon either the operations or financial condition of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those expressed or implied in such forward-looking statements. You should also consult the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

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


                                          HYDRON TECHNOLOGIES, INC.



                                          BY: /s/ WILLIAM A. FAGOT
                                              ----------------------------------
                                              William A. Fagot
                                              Chief Financial Officer

Dated:  May 14, 2001