Form 10-Q
period 2001-06-30
HYDRON TECHNOLOGIES INC
filed 2001-08-14
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: June 30, 2001

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 For the Period from            to
                                               ----------    ----------

                         Commission File Number: 0-6333

                            HYDRON TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


New York                                                  13-1574215
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


1001 Yamato Road, Suite 403, Boca Raton, Florida          33431
------------------------------------------------          ----------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (561) 994-6191


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares of common stock outstanding as of August 1, 2001: 4,975,136

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----
Part I. Financial Information
-----------------------------

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets-- June 30, 2001 and
   December 31, 2000                                                          3

   Condensed consolidated statements of operations -- Three months
   and six months ended June 30, 2001 and 2000                                4

   Condensed consolidated statements of cash flows -- Six months
   ended June 30, 2001 and 2000                                               5

   Notes to condensed consolidated financial statements --
   June 30, 2001                                                              6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10


Part II. Other Information
--------------------------

Item 1. Legal Proceedings                                                    15

Item 6. Exhibits and Reports on Form 8-K                                     15


Signatures                                                                   16

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                            June 30,      December 31,
                                                              2001            2000
                                                          ------------    ------------
                                                           (Unaudited)       (Note)
ASSETS

Current Assets
     Cash and cash equivalents                            $    596,146    $    190,946
     Trade accounts receivable                                  63,159         136,306
     Inventories                                             1,379,510       1,489,396
     Prepaid expenses and other current assets                  13,373          39,619
                                                          ------------    ------------
                                  Total current assets       2,052,188       1,856,267

Property and equipment, less accumulated
         depreciation of $986,732 and $931,232 at
         2001 and 2000, respectively                            55,502         111,002
Deposits                                                        15,234          60,403
Deferred product costs, less accumulated
         amortization of $5,338,652 and $5,194,952 at
         2001 and 2000, respectively                           629,143         772,843

                                                          ------------    ------------
                                  Total Assets            $  2,752,067    $  2,800,515
                                                          ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                     $    163,672    $    194,791
     Customer deposits                                         306,600              --
     Accrued liabilities                                       494,261         464,084
                                                          ------------    ------------
         Total current liabilities                             964,533         658,875

Commitments and contingencies                                       --              --

Shareholders' equity
     Common stock - $.01 par value
         30,000,000 shares authorized; 5,035,336 shares
         issued; and 4,975,136 shares outstanding               50,353          50,353
     Additional paid-in capital                             19,501,837      19,501,837
     Accumulated deficit                                   (17,325,498)    (16,971,392)
     Treasury stock, at cost; 60,200 shares                   (439,158)       (439,158)
                                                          ------------    ------------
         Total Shareholders' equity                          1,787,534       2,141,640

                                                          ------------    ------------
         Total liabilities and shareholders equity        $  2,752,067    $  2,800,515
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

                            HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                         Condensed Consolidated Statements of Operations
                                           (Unaudited)


                                         Three months ended June 30     Six months ended June 30
                                         --------------------------    --------------------------
                                             2001           2000           2001           2000
                                         -----------    -----------    -----------    -----------
Net Sales                                $   517,157    $   607,862    $   846,850    $ 1,280,252
Cost of sales                                142,433        222,199        198,041        438,514
                                         -----------    -----------    -----------    -----------
Gross profits                                374,724        385,663        648,809        841,738

Expenses
     Royalty expense                          26,574         30,000         43,058         63,953
     Research and development                 24,764         21,859         40,143         40,009
     Selling, general & administration       360,470        506,908        725,070        954,209
     Depreciation & amortization              99,600        111,300        199,200        222,600
                                         -----------    -----------    -----------    -----------
         Total expenses                      511,408        670,067      1,007,471      1,280,771

                                         -----------    -----------    -----------    -----------
Operating loss                              (136,684)      (284,404)      (358,662)      (439,033)

Interest income                                2,742          5,674          4,556         11,850
                                         -----------    -----------    -----------    -----------
         Loss before income taxes           (133,942)      (278,730)      (354,106)      (427,183)

Income taxes expense                              --             --             --             --
                                         -----------    -----------    -----------    -----------
         Net loss                        $  (133,942)   $  (278,730)   $  (354,106)   $  (427,183)
                                         ===========    ===========    ===========    ===========

Basic and diluted loss per share
     Net loss per common share           $     (0.03)   $     (0.06)   $     (0.07)   $     (0.09)
                                         ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.


                        HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                 Six months ended June 30
                                                                 ------------------------
                                                                    2001          2000
                                                                 ----------    ----------
Operating Activities

Net Loss                                                         $ (354,106)   $ (427,183)
     Adjustments to reconcile net loss to
      Net Cash used by operating activities
          Depreciation and amortization                             199,200       222,600

     Change in operating assets and liabilities
          Trade accounts receivables                                 73,147      (160,887)
          Inventories                                               109,886      (108,271)
          Prepaid expenses and other current assets                  26,246        13,428
          Deposits                                                   45,169        88,685
          Accounts payable                                          (31,119)       23,151
          Customer deposits                                         306,600            --
          Accrued liabilities                                        30,177        (4,137)
                                                                 ----------    ----------
     Net cash provided (used) by operating activities               405,200      (352,614)


Investing activities
          Net cash provided (used) by investing activities               --           536


Financing activities
     Net cash provided (used) by financing activities                    --            --


                                                                 ----------    ----------
          Net increase (decrease) in cash and cash equivalents      405,200      (353,150)

Cash and cash equivalents at beginning of period                    190,946       653,916

                                                                 ----------    ----------
Cash and cash equivalents at end of period                       $  596,146    $  300,766
                                                                 ==========    ==========

                See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note B - Inventories

Inventories consist of the following:
                                           June 30, 2001      December 31, 2000

Finished goods                              $   889,625          $   869,082
Raw materials and components                    489,885              620,314
                                            -----------          -----------
                                            $ 1,379,510          $ 1,489,396
                                            ===========          ===========

Note C - Distribution

- Catalog Sales

In November 1996, Hydron Technologies, Inc. (the Company) opened a new channel of distribution for Hydron products with the launch of its proprietary Catalog. The Catalog provides information on new Hydron products, educates consumers on proper skin and hair care and facilitates re-ordering. The orders are taken by phone, mail and through the Company's redesigned Hydron website (www.hydron.com).

- Direct Response Television

Effective September 1, 1999, the Company entered into a marketing and distribution agreement (the "Home Shopping Agreement") with HSN that grants HSN an exclusive worldwide license to

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001


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

In November 2000 the Company also began marketing on HSE, the Spanish language subsidiary of HSN. Hydron has secured a two-year agreement with Home Shopping Espanol (HSE), a rapidly expanding division of Home Shopping, L.P., to air Hydron products on HSE's Spanish-language television shopping programming in the Untied States and internationally. The Company is currently working with HSE to include its Spanish language show in the United States, Puerto Rico and Mexico. It is anticipated HSE will eventually expand to additional Latin American and South American markets.

Although Management believes that there are other avenues for selling its products, including the Hydron catalog, the loss of HSN as a customer would have a material adverse effect on the Company's business. Sales through television retailers were 24% and 59% of the Company sales during the six months ended June 30, 2001 and 2000, respectively.

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

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001


Note C - Distribution (continued)

- Private Label Contracting

In March 2001 the Company signed a contract with a U.S. corporation to provide exclusive skin care products based on Hydron's patented formula technology. The product launch will include, facial moisturizers, skin treatment products and related prestige quality formulas. The contract has escalating minimums over three years to maintain exclusivity.

- International

The majority of the Company's products are currently sold in the United States. The Company entered an agreement in 1995 with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products in retail salon stores and medical offices in Australia and New Zealand. The Company entered into a distribution agreement with a distributor in Taiwan in April. The first shipment to Taiwan was in May. The Company also distributes dental products into Spain and, to a lesser extent, other countries. Although this category is not significant at this time, it represents the foundation for future growth in a new channel of distribution.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001


Note D - Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 --------------------------    --------------------------
                                                     2001           2000           2001           2000
                                                 -----------    -----------    -----------    -----------
Numerator:
  Net loss is both the numerator for basic
    loss per share (income available to
    common shareholders) and the numerator
    for diluted loss per share (income
    available to common shareholders
    after assumed conversions)                   $  (133,942)   $  (278,730)   $  (354,106)   $  (427,183)
                                                 ===========    ===========    ===========    ===========

Denominator:
  Denominator for basic loss per share
    (weighted-average shares)                      4,975,136      4,975,136      4,975,136      4,975,136
  Effect of dilutive securities: Stock options
    and warrants                                          --             --             --             --
                                                 -----------    -----------    -----------    -----------
  Denominator for dilutive loss per
    share (adjusted weighted-average)              4,975,136      4,975,136      4,975,136      4,975,136
                                                 ===========    ===========    ===========    ===========

Basic loss per share                             $      (.03)   $      (.06)   $     (0.07)   $     (0.09)
                                                 ===========    ===========    ===========    ===========

Diluted loss per share                           $      (.03)   $      (.06)   $     (0.07)   $     (0.09)
                                                 ===========    ===========    ===========    ===========

Options and warrants to purchase 620,500 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss per share for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business
--------

Hydron Technologies, Inc. markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymers"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on what Management believes is the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent, oral-care products for dental professionals. The Company entered into a license agreement for supply of the polymer with National Patent Development Corp. ("National Patent"), which provides for reciprocal royalty payments based on the sale of certain of each party's products. The Company currently has thirty-nine individual products available (excluding shade variations) in the following product lines: skin care (22 products), hair care (7 products), bath and body (8 products) and sun care (2 products). Of the Company's products, nine are Over-The-Counter (OTC) drug products.

The Company is developing other cosmetic/personal care and OTC drug products for consumers using Hydron polymers. The Company intends to continue to explore using its technology as a topical drug delivery system and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

The Company is also researching and developing new technology-based and possibly patentable skin treatment systems that would augment its product line. When appropriate, The Company may license existing technology to secure exclusive marketing rights.

Management believes that the Company's Hydron product lines are unique and offer the following competitive benefits: the moisturizers self-adjust to match the skin's optimal pH balance soon after they are applied to the skin; they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water; they are oxygen-permeable and leave no greasy after-feel; they do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients. The Company's products are dermatologist tested and approved for all skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner.

Hydron products had been marketed on QVC through regularly scheduled hour-long programs from April 1994 through May 1999 under licensing agreement. The Company continues to sell certain products to QVC, on a non-exclusive basis, so that QVC can resell these products to their customers who had previously purchased the products and wish to re-order Hydron products.

--------------------

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

In November 2000 the Company began marketing on HSE, the Spanish language subsidiary of HSN. Hydron has secured a two-year agreement with Home Shopping Espanol (HSE), a rapidly expanding division of Home Shopping, L.P., to air Hydron products on HSE's Spanish-language television shopping programming in the Untied States and internationally. Hydron has retained Charytin Goyco, a well-known Latin celebrity, as Spokesperson for the Latin American Market for the same two-year period. The HSE program has already expanded beyond the US border to include Puerto Rico and Mexico. . It is anticipated HSE will eventually expand to additional Latin American and South American markets.

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

In March 2001, the Company announced that it signed a contract to provide a major international multilevel marketing corporation with exclusive skin care products based on Hydron's patented formula technology. The product line will include facial moisturizers, skin treatment products and related prestige quality formulas. The contract has escalating minimums totaling $1.5 million over three years to maintain exclusivity. The first order has been received with the initial shipments have been made in August 2001.

Internationally, the Company entered an agreement in 1995 with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products in retail salon stores and medical offices in Australia and New Zealand. The Company entered into a distribution agreement with a distributor in Taiwan in April. The first shipment to Taiwan was in May. The Company also distributes dental products into Spain and, to a lesser extent, other countries.

The majority of Hydron products are now sold in connection with direct marketing. Although Management believes that there is significant growth potential in other avenues for selling the Company's products, the loss of HSN as a customer would have a material adverse effect on the Company's business.

The Company has not decided what actions, if any, it plans to take under such circumstances.

Results of Operations
---------------------

Net sales for the three months ended June 30, 2001 were $517,157, a decrease of $90,705, or 15%, from net sales of $607,862 for the three months ended June 30, 2000. Net sales for the six months ended June 30, 2001 were $846,850, a decrease of $433,402, or 34%, from net sales of $1,280,252 for the six months ended June 30, 2000.

Catalog net sales for the three months ended June 30, 2001 were $332,589, an increase of $42,977, or 15%, from catalog net sales of $289,612 for the three months ended June 30, 2000. Catalog net sales for the six months ended June 30, 2001 were $638,273, an increase of $119,080, or 23% from catalog net sales of $519,193 for the six months ended June 30, 2000. The increase in catalog sales for the three months ended June 30, 2000 was the result of targeted promotional activities. The increase in catalog sales for the six months ended June 30, 2000 was the result of an overall strategic effort to improve catalog activity to current customers and to bring in new customers.

Non-catalog net sales, including HSN and QVC, for the three months ended June 30, 2001 were $184,568, a decrease of $133,682, or 42%, from non-catalog net sales of $318,250 for the three months ended June 30, 2000. Non-catalog net sales for the six months ended June 30, 2001 were $208,577, a decrease of $552,482, or 73%, from non-catalog net sales of $761,058 for the six months ended June 30, 2000. The decrease in non-catalog sales resulted primarily from lower net sales to HSN. The Company is working with HSN to rectify this situation for the balance of 2001. QVC sales were also below a year ago reflecting an anticipated steady volume decline as Hydron has not been actively marketed to the QVC's customers since May 1999.

Approximately 35% of the Company's sales for the three months ended June 30, 2001, were from HSN and QVC, down from 52% for the three months ending June 30, 2000. Approximately 24% and 59% of the Company's sales during the six months ended June 30, 2001 and 2000, respectively, were to HSN and QVC. Management anticipates that television sales will continue to be a smaller percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will be reduced.

The Company's overall gross profit margin for the three months ended June 30, 2001 was 73%, as compared to 63% for the three months ended June 30, 2000. The Company's overall gross profit margin for the six months ended June 30, 2001 was 77%, as compared to 66% for the six months ended June 30, 2000. The increase in gross profit margins reflect the fact that Catalog sales which have a higher margins make up a larger portion of the Company's total sales.

The gross profit margin on catalog sales were 85% for the three months ended June 30, 2001and 2000. The gross profit margin on catalog sales for the six months ended June 30, 2001 was 83%, as compared to 82% for the six months ended June 30, 2000. The increase in catalog gross profit margin for the six months ended June 30, 2000 was a result of a shift in product mix.

---------------------------------

The gross profit margin on non-catalog sales for the three months ended June 30, 2001 was 60%, as compared to 47% for the three months ended June 30, 2000. The gross profit margin on non-catalog sales for the six months ended June 30, 2001 was 59%, as compared to 60% for the six months ended June 30, 2000. The increase in non-catalog gross profit margins was the result of the mix of products sold.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended June 2001 were $24,764, a slight increase of $2,905, or 13%, from R&D expenses of $21,859 for the three months ended June 2000. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2001 were $360,470, a decrease of $146,438, or 29%, from SG&A expenses of $506,908 for the three months ended June 30, 2000. Such expenses for the six months ended June 30, 2001 were $725,070, a decrease of $229,139, or 24%, from SG&A expenses of $954,209 for the six months ended June 30, 2000. The decrease in both periods was principally reduced warehouse costs and consulting fees.

Interest and investment income for the three months ended June 30, 2001 was $2,742, a decrease of $2,932, or 52%, from interest and investment income of $5,674 for the three months ended June 30, 2000. Interest and investment income for the six months ended June 30, 2001 was $4,556, a decrease of $7,294, or 62%, from interest and investment income of $11,580 for the six months ended June 30, 2000. These decreases were due to lower cash balances for most of the 2001 periods compared to the 2000 periods. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended June 30, 2001 was $133,942, as compared to a net loss of $278,730 for the three months ended June 30, 2000. The net loss for the six months ended June 30, 2001 was $354,106, as compared to a net loss of $427,183 for the six months ended June 30, 2000. The decrease in the net losses resulted primarily from the factors discussed above.

Liquidity and Financial Resources
---------------------------------

The Company's working capital was approximately $1,087,655 at June 30, 2001. Cash and cash equivalents are approximately $596,146 at June 30, 2001, an increase of $405,200 from $190,946 at December 31, 2000. The Company's cash position has been improved as the result of improved cash management and, substantially, as the result of a customer's deposit with order.

There were no investing activities for the six months ended June 30, 2001.

---------------------------------------------

There were no financing activities during the six months ended June 30, 2001.

The Company has incurred significant losses over the past four years. The ability of the Company to continue, as a going concern is dependent on increasing sales and reducing operating expenses.

Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will be emphasized since they have higher profit margins and represent markets that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers such as promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct e-mail promotions to current customers. Management also plans to increase international expansion at a controlled level. In addition, the Company is considering the possibility of raising funds through a private placement stock offering.

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

Dated:  August 14, 2001