Form 10-Q
period 2001-09-30
HYDRON TECHNOLOGIES INC
filed 2001-11-13
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: September 30, 2001

                                       or

  / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period from __________ to __________

                         Commission File Number: 0-6333
                                                 ------

                            HYDRON TECHNOLOGIES, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                   13-1574215
           --------                                   ----------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)


2201 West Sample Road, Building 9, Suite 7B
Pompano Beach, FL 33073                                  (954) 861-6400
-----------------------                                  --------------
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

 Number of shares of common stock outstanding as of October 31, 2001: 4,975,136

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets-- September 30, 2001 and December 31, 2000

   Condensed consolidated statements of operations -- Three months ended September 30, 2001 and 2000; nine months ended September 30, 2001 and 2000

   Condensed consolidated statements of cash flows -- Nine months ended September 30, 2001 and 2000

   Notes to condensed consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


Signatures

                             HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                               Condensed Consolidated Balance Sheets

                                                           September 30, 2001    December 31, 2000
                                                              (Unaudited)             (Note)
                                                           ------------------    -----------------
ASSETS
Current Assets
      Cash and cash equivalents                              $    174,063          $    190,946
      Trade accounts receivable                                    95,745               136,306
      Inventories                                               1,399,945             1,489,396
      Prepaid expenses and other current assets                    28,776                39,619
                                                             ------------          ------------
                                    Total current assets        1,698,529             1,856,267

Property and equipment, less accumulated
          depreciation of $546,230 and $931,232 at
          2001 and 2000, respectively                              36,463               111,002
Deposits                                                           38,697                60,403
Deferred product costs, less accumulated
          amortization of $5,410,502 and $5,194,952 at
          2001 and 2000, respectively                             557,293               772,843
                                                             ------------          ------------
                                    Total Assets             $  2,330,982          $  2,800,515
                                                             ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                       $     89,680          $    194,791
      Customer Deposits                                           209,618                    --
      Accrued liabilities                                         481,163               464,084
                                                             ------------          ------------
          Total current liabilities                               780,461               658,875

Commitments and contingencies                                          --                    --

Shareholders' equity
      Common stock - $.01 par value
          30,000,000 shares authorized; 5,035,336 shares
          issued; and 4,975,136 shares outstanding                 50,353                50,353
      Preferred Stock - $.01 par value
          5,000,000 shares authorized; no shares
          issued or oustanding                                         --                    --
      Additional paid-in capital                               19,501,837            19,501,837
      Accumulated deficit                                     (17,562,511)          (16,971,392)
      Treasury stock, at cost; 60,200 shares                     (439,158)             (439,158)
                                                             ------------          ------------
          Total Shareholders' equity                            1,550,521             2,141,640

                                                             ------------          ------------
          Total liabilities and shareholders' equity         $  2,330,982          $  2,800,515
                                                             ============          ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                                 HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                               Condensed Consolidated Statement of Operations
                                                 (Unaudited)

                                       Three months ended September 30,     Nine months ended September 30,
                                            2001               2000             2001               2000
                                         -----------       -----------       -----------        -----------
Net Sales                                $   507,293       $   375,063       $ 1,354,143        $ 1,655,315
Cost of sales                                214,039           112,260           412,079            550,775
                                         -----------       -----------       -----------        -----------
Gross profits                                293,254           262,803           942,064          1,104,540

Expenses
     Royalty expense                          18,059            16,986            61,118             80,939
     Research and development                 41,924            18,259            82,067             58,268
     Selling, general & administration       374,429           491,990         1,099,498          1,446,199
     Depreciation & amortization              99,600           111,300           298,800            333,900
                                         -----------       -----------       -----------        -----------
         Total expenses                      534,012           638,535         1,541,483          1,919,306

                                         -----------       -----------       -----------        -----------
Operating loss                              (240,758)         (375,732)         (599,419)          (814,766)

Interest income                                3,744             4,540             8,299             16,390
                                         -----------       -----------       -----------        -----------
         Loss before income taxes           (237,014)         (371,192)         (591,120)          (798,376)

Income taxes expense                              --                --                --                 --
                                         -----------       -----------       -----------        -----------
         Net loss                        $  (237,014)      $  (371,192)      $  (591,120)       $  (798,376)
                                         ===========       ===========       ===========        ===========

Basic and diluted loss per share
     Net loss per common share           $     (0.05)      $     (0.07)      $     (0.12)       $     (0.16)
                                         ===========       ===========       ===========        ===========

                          See notes to condensed consolidated financial statements.

                          HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Condensed Consolidated Statements of Cash Flow
                                          (Unaudited)

                                                              Nine months ended September 30,
                                                                   2001              2000
                                                                 ---------        ---------
Operating Activities

Net Loss                                                         $(591,120)       $(798,376)
     Adjustments to reconcile net loss to
      Net Cash used by operating activities
          Depreciation and amortization                            298,800          333,900

     Change in operating assets and liabilities
          Trade accounts receivables                                40,561          (57,749)
          Inventories                                               89,451          (74,599)
          Prepaid expenses and other current assets                 10,843           49,652
          Deposits                                                  21,706          118,241
          Accounts payable                                        (105,110)          (6,436)
          Customer deposits                                        209,618               --
          Accrued liabilities                                       17,079            2,233
                                                                 ---------        ---------
     Net cash provided (used) by operating activities               (8,172)        (433,134)


Investing activities
     Capital expenditures, net                                      (8,711)            (537)
     Proceeds from liquidation of joint venture                         --           62,721
                                                                 ---------        ---------
          Net cash provided (used) by investing activities          (8,711)          62,184

                                                                 ---------        ---------
          Net increase (decrease) in cash and cash equivalents     (16,883)        (370,950)

Cash and cash equivalents at beginning of period                   190,946          653,916
                                                                 ---------        ---------
Cash and cash equivalents at end of period                       $ 174,063        $ 282,966
                                                                 =========        =========

                   See notes to condensed consolidated financial statements.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Note B - Inventories

Inventories consist of the following:
                                            September 30,       December 31,
                                                2001                2000
                                            -------------       ------------

     Finished goods                         $   804,200         $   869,082
     Raw material and components                595,745             620,314
                                            -----------         -----------
                                            $ 1,399,945         $ 1,489,396
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

- Direct Response Television

Effective September 1, 1999, the Company entered into a 24-month marketing and distribution agreement (the "Home Shopping Agreement") with HSN that grants HSN an exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing. The Home Shopping Agreement also granted HSN a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note C - Distribution (Continued)

The Company launched its products on HSN's primary domestic television network on September 16, 1999. Hydron products were featured in "Hydron Skin Care Solutions" hours during only 7 of the first 12 months of the 24-month Home Shopping Agreement. In November 2000, during the second twelve months of the Home Shopping Agreement, the Company began marketing on HSE (Home Shopping Espanol), the Spanish language subsidiary of HSN. Hydron amended the HSN agreement with a two-year commitment with HSE to air Hydron products through Latin programming in the United States and internationally.

HSN had not met its significant purchase commitments and consequently the HSN Agreement expired in September 2001. Management is considering remedies, legal and otherwise, to offset HSN's purchase shortfall. The purchase shortfall by HSN has had a material adverse effect on the Company's business over the last two years. Sales through HSN were 7% and 31% of the Company sales during the nine months ended September 30, 2001 and 2000, respectively. Management is confident that there are other avenues for selling its products now that the exclusive HSN contract has ended.

The Company continues to sell certain products to QVC, on a non-exclusive basis, so that QVC can resell these products to their customers who had previously purchased the products and wish to re-order. Hydron was featured on QVC from 1993 through May 1999.

- Private Label Contracting

In March 2001 the Company signed a contract with a U.S. corporation to provide exclusive skin care products based on Hydron's patented formula technology. The first shipment was August 2001. The product launch included, facial moisturizers, skin treatment products and related prestige quality formulas. The contract has escalating minimums over three years to maintain exclusivity.

- International

The majority of the Company's products are currently sold in the United States. The Company entered an agreement in 1995 with an Australian-based health and beauty products distributor, Doctors Formula Pty. Ltd., to market Hydron products in retail salon stores and medical offices in Australia and New Zealand. The Company entered into a distribution agreement with a distributor in Taiwan in April 2001. The first shipment to Taiwan was in May. The Company also distributes dental products into Spain and, to a lesser extent, other countries. Although this category is not significant at this time, it represents the foundation for future growth in a potentially large channel of distribution.

                   HYDRON TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                          2001          2000          2001          2000
                                                       ----------    ----------    ----------    ----------
Numerator:
  Net income (loss) is both the numerator
    for basic earnings per share (income
    available to common shareholders)
    and the numerator for diluted earnings per share
    (income available to common shareholders
    after assumed conversions or exercise
    of outstanding options and warrants,
    if dilutive)                                       $ (237,014)   $ (371,192)   $ (591,120)   $ (798,376)
                                                       ==========    ==========    ==========    ==========
Denominator:
  Denominator for basic earnings per share
    (weighted-average shares)                           4,975,136     4,975,136     4,975,136     4,975,136
 Effect of dilutive securities: Stock options
    and warrants                                               --            --            --            --
                                                       ----------    ----------    ----------    ----------
  Denominator for dilutive earnings per share
    (adjusted weighted-average)                         4,975,136     4,975,136     4,975,136     4,975,136
                                                       ==========    ==========    ==========    ==========

Basic and diluted earnings per share                   $     (.05)   $     (.07)   $     (.12)   $     (.16)
                                                       ==========    ==========    ==========    ==========

Options and warrants to purchase 350,000 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss per share for the period.

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

Effective September 1, 1999, the Company entered into a two year marketing and distribution agreement (the "Home Shopping Agreement") with HSN that granted HSN an exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing. The Home Shopping Agreement also granted HSN a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States.

The Company launched its products on HSN's domestic television network on September 16, 1999 and aired the Hydron line during seven of the first twelve months of the Agreement. In the Agreement HSN made contractual commitments for $2.5 million in purchases during the first 12 months. HSN did not meet its purchase commitment for the first 12 months.

Management continued to work with HSN to increase sales through their network in the second twelve months of the Agreement. In November 2000, the Company began marketing on HSE (Home Shopping Espanol), the Spanish language subsidiary of HSN. Hydron amended the HSN Agreement to air Hydron products on HSE's Spanish-language television shopping programming in the United States and internationally. Hydron retained Charytin Goyco, a well-known Latin celebrity, as Spokesperson for the Latin American Market. The HSE programs have aired in Domestic Latin markets, Puerto Rico, and Mexico.

In November 1996, the Company opened a new direct channel of distribution for Hydron products with the launch of its proprietary catalog. This full color catalog offers the Company's personal care products for sale directly to consumers. The catalog also provides information on new Hydron products, educates consumers on proper skin and hair care and facilitates re-ordering. Direct sales also include sales of products from the Hydron website (www.hydron.com) which was redesigned and re-launched in January 2001. The Company is currently exploring new ways to enhance Direct sales and operations.

In March 2001, the Company was contracted to provide a major international multilevel marketing corporation with exclusive skin care products based on Hydron's patented formula technology. The product line includes facial moisturizers, skin treatment products and related prestige quality formulas. The contract has escalating minimum sales requirements over three years to maintain exclusivity. The first order has been received and the initial shipments were made in August 2001.

On an international level, Hydron was introduced into Puerto Rico and Mexico in 2001 through television sales. The Hydron distributor in Taiwan reports brand distribution in 300 pharmacy and Dermatologist doors since April 2001. Hydron is also distributed in Australia. Management is reviewing additional opportunities to expand its consumer products through international retail marketing and distribution methods.

The majority of Hydron products are sold in connection with direct marketing through its proprietary catalog. HSN has not met its contractual purchase commitments and the HSN Agreement expired in September 2001. Management is considering remedies, legal and otherwise, to offset HSN's purchase shortfall. The purchase shortfall by HSN has had a material adverse effect on the Company's business. Sales through HSN were 7% and 31% of the Company sales during the nine months ended September 30, 2001 and 2000, respectively. Management is confident that there are other avenues for selling its products now that the exclusive HSN contract has ended.

Results of Operations

Net sales for the three months ended September 30, 2001 were $507,293; an increase of $132,230, or 35%, from net sales of $375,063 for the three months ended September 30, 2000. Net sales for the nine months ended September 30, 2001 were $1,354,143; a decrease of $301,172, or 18%, from net sales of $1,655,315 for the nine months ended September 30, 2000.

Catalog net sales for the three months ended September 30, 2001 were $266,947; a decrease of $9,266, or 3%, from catalog net sales of $276,213 for the three months ended September 30, 2000. Catalog net sales for the nine months ended September 30, 2001 were $905,220, an increase of $109,813, or 14% from catalog net sales of $795,407 for the nine months ended September 30, 2000.

The decrease in catalog sales for the three months ended September 30, 2001 was due to a temporary reduction in sales following September 11th terrorist attack. The increase in catalog sales for the nine months ended September 30, 2001 was the result of an overall strategic effort to improve catalog activity to current customers and to former Hydron/QVC infomercial customers. The Company has begun testing new direct marketing programs targeted at new potential customers. Further testing will determine new catalog marketing programs for future expansion.

Non-catalog net sales, including HSN, QVC, private label and international, for the three months ended September 30, 2001 were $240,346; an increase of $141,496, or 143%, from non-catalog net sales of $98,850 for the three months ended September 30, 2000. Non-catalog net sales for the nine months ended September 30, 2001 were $448,923; a decrease of $410,985, or 48%, from non-catalog net sales of $859,908 for the nine months ended September 30, 2000. The quarterly non-catalog sales reflect the beginning of shipments to our private label customer and an increase in international sales. The decrease in non-catalog sales for the nine month period resulted primarily from lower net sales to HSN. QVC sales were also below a year ago reflecting an anticipated steady volume decline, as Hydron has not been actively marketed to the QVC's customers since May 1999.

Approximately 4% of the Company's sales for the three months ended September 30, 2001, were from HSN and QVC, down from 25% for the three months ending September 30, 2000. Approximately 17% and 52% of the Company's sales during the nine months ended September 30, 2001 and 2000, respectively, were to HSN and QVC. Management anticipates that television sales will continue to be a smaller percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will be reduced.

The Company's overall gross profit margin for the three months ended September 30, 2001 was 58%, as compared to 70% for the three months ended September 30, 2000. The Company's overall gross profit margin for the nine months ended September 30 was 70% for 2001 and 67% for 2000. The decrease in gross profit margins for the third quarter reflect the fact that non-catalog sales have lower margins made up a larger portion of the Company's total sales.

The gross profit margin on catalog sales for the three months ended September 30, 2001 was 80%, as compared to 85% for the three months ended September 30, 2000. The gross profit margin on catalog sales for the nine months ended September 30, 2001 was 81%, as compared to 83% for the nine months ended September 30, 2000. The decrease in the catalog gross profit margin for the three months ended September 30, 2001 was a result of a shift of product mix. The catalog gross profit margin for the nine months ended September 30, 2001 was maintained at parity with year ago.

The gross profit margin on non-catalog sales for the three months ended September 30, 2001 was 40%, as compared to 55% for the three months ended September 30, 2000. The gross profit margin on non-catalog sales for the nine months ended September 30, 2001 was 49%, as compared to 59% for the nine months ended September 30, 2000.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended September 30, 2001 were $41,924, an increase of $23,665, or 130%, from R&D expenses of $18,259 for the three months ended September 30, 2000. R&D expenses for the nine months ended September 30, 2001 were $82,067, an increase of $23,799, or 41%, from R&D expenses of $58,268 for the nine months ended September 30, 2000. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 were $374,429; a decrease of $117,561, or 24%, from SG&A expenses of $491,990 for the three months ended September 30, 2000. Such expenses for the nine months ended September 30, 2001 were $1,099,498; a decrease of $346,701, or 24 %, from SG&A expenses of $1,446,199 for the nine months ended September 30, 2000. The decrease in both periods was principally due to reduced television selling expenses, warehouse costs, catalog advertising expenses and consulting fees.

The Company is currently operating at a break-even cash flow rate while carefully investing in the future. Excluding some one-time charges occurring principally in the third quarter the net cash flow for the nine-month period would have increased $138,000. During the nine months there have been several one-time expenses that reduced operating results, including: research and development expenses regarding new technologies, their related legal expenses, and, moving costs associated with the relocation of the corporate offices to Pompano Beach

Interest and investment income for the three months ended September 30, 2001 was $3,744, a decrease of $796, or 18%, from interest and investment income of $4,540 for the three months ended September 30, 2000. Interest and investment income for the nine months ended September 30, 2001 was $8,299, a decrease of $8,091, or 49%, from interest and investment income of $16,390 for the nine months ended September 30, 2000. These decreases were due to lower cash balances in the 2001 periods compared to the 2000 periods. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended September 30, 2001 was $237,014, as compared to a net loss of $371,192 for the three months ended September 30, 2000. The net loss for the nine months ended September 30, 2001 was $591,120, as compared to a net loss of $798,376 for the nine months ended September 30, 2000. The decrease in the net losses resulted primarily from the factors discussed above.



Liquidity and Financial Resources

The Company's working capital was approximately $918,067 at September 30, 2001, including cash and cash equivalents of approximately $174,063.

Investing activities for the nine months ended September 30, 2001 were limited to $8,711 for capital expenditures.

There were no financing activities during the nine months ended September 30, 2001.

The Company has incurred significant losses over the past four years. The ability of the Company to continue, as a going concern is dependent on increasing sales and reducing operating expenses.

Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will be emphasized since they have higher profit margins and represent markets that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers such as promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct e-mail promotions to current customers. Management also plans to increase international expansion at a controlled level. In addition, the Company is considering the possibility of raising funds through a private placement stock offering in order to develop new innovative products.

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

Dated: November 14, 2001