Form 10-K
period 2001-12-31
HYDRON TECHNOLOGIES INC
filed 2002-04-01
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                          Commission file Number 0-6333

                            HYDRON TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                            13-1574215
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, FL          33073
--------------------------------------------------------------       ----------
         (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (954) 861-6400
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,638,769 based upon the closing price of $0.36 on March 15, 2002.

  Number of shares of Common Stock outstanding as of March 15, 2002: 4,975,136
                    Documents Incorporated by Reference: None
                                                         ----

                                     Part I

Item 1.  Business

Introduction

         Hydron Technologies, Inc. ("the Company"), a New York corporation organized on January 30, 1948, maintains its principal office at 2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, Florida 33073 and its telephone number is (954) 861-6400.

         The Company markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymer"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company has concentrated its sales and development activities primarily on the application of these biocompatible, hydrophilic polymers in various personal care/cosmetic products for consumers and, to a lesser extent, oral care products for dental professionals. The Company is developing other personal care/cosmetic products for consumers using its patented technology. The Company intends to continue to explore the efficacy of using its technology as a topical drug delivery system and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

Consumer Products

         The Company has been engaged in the development of various consumer products using Hydron polymers since 1986. The Company's products are designed to address concerns about aging, and include Hydron skin care, hair care, bath and body and sun care.

         The Company currently has thirty-nine individual products available in the following product lines: skin care (22 products), hair care (7 products), bath and body (8 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are sold directly by the Company to consumers through the Hydron Catalog and Web site www.hydron.com ("Catalog").

         Management believes that the Company's product lines are unique and offer the following competitive benefits: the moisturizers self-adjust to match the skin's optimal pH balance soon after they are applied to the skin; they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water; they are oxygen-permeable, allowing the skin to breathe; they do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients, all while leaving no greasy after-feel. The Company's products are dermatologist tested and approved for all skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner. See "Patented Technology."

Professional Products

         The Company has also developed and currently markets a group of Hydron polymer-based products for dental professionals under the Hydrocryl(R) brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron polymer-based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl brand name products were minimal in 2001, 2000 and 1999.

Topical Drug Delivery System

         Management believes that the Company's patented Hydron emulsion system can enhance the effectiveness of over-the-counter medications applied to the skin. The system is designed to deposit a uniform film on the skin's surface and to have a relatively low affinity for the drug associated with the application. The emulsion system is moisture-resistant so that it is not degraded by perspiration or sebaceous oils, but is oxygen permeable. Management believes that the Hydron system has a number of advantages over traditional lotions as it promotes hydration of the stratum corneum (the outer layer of skin) which improves penetration into the skin's pores, and has good tactility and flexibility. The system has also been developed to be free from greasiness, tackiness, gumminess or oiliness, to make it comfortable on the skin and to be resistant to inks, dyes, oils and other materials with which the treated skin may come in contact. The Company intends to continue to explore the efficacy of using its technology as a topical drug delivery system and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

Marketing and Distribution

         The majority of the Company's products are currently sold in the United States through Hydron direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers, television retailers and, to a lesser extent, internationally through salons and doctors offices.

         While in prior years television retail was the primary focus for the marketing and distribution of the Company's products, Management believes that the Company's exclusive agreements with television retailers had limited the marketing opportunities to build its business through additional sales channels. Under exclusive contracts with television retailers the Company neither controlled its airtime nor the selling priorities of those television retailers; effectively handicapping the Company's ability to influence sales trends.

         The Company began diversifying away from television retailers in 2001 with continued focus on developing the Catalog business and the addition of a private label customer to provide additional cash flow. Further, the Company has been pursuing new international distribution and new products that would significantly augment Hydron's direct marketing efforts. This development includes filing a patent in February 2002 on new acne formulas that provide marked performance improvements versus other over-the-counter products currently on the market.

Management believes a broader base of sales outlets, customers and products will provide a more solid foundation for future growth by expanding and diversifying the Company's sources of revenue.

     -   Hydron Direct Marketing

         In November 1996, the Company opened a new channel of distribution for Hydron products with the launch of its proprietary Catalog. This full color Catalog offers the Company's personal care products for sale directly to consumers. The Catalog also provides information on new products, educates consumers on proper skin care and facilitates consumer re-ordering. The Company is continuing to explore new ways to enhance Catalog sales and operations.

         To become more competitive in its stand-alone direct marketing efforts, the Company has developed a new look and a new marketing strategy that has evolved during the last year. Using an industry leading writer/positioning expert and a local boutique advertising agency, the Brand's communication strategy has been shifted from "the Hydron Difference Means Moisture" to a more active performance strategy "Nothing's More Aggressive Against Age, Nothing's More Gentle To Skin". This positioning is fully supported by the Company's patented formula system. The marketing materials are much more focused on boldly presenting the skincare treatment products where anti-aging performance is the consumer's top priority.

         The Company's sales on the World Wide Web continue to increase as the result of a more unified marketing program where Hydron's web site mirrors the Catalog marketing efforts. The Company transmits regular E-mail broadcasts to its customer base, which provides links to the Company's web site. This strategy has boosted internet sales with sales generated by the Company's web site now representing over 15% of Hydron's direct marketing Catalog business. The Company has also been testing E-mail offers through third party databases as a means for prospecting for new customers. An internet-based marketing strategy has become more feasible as declining advertising revenues for web companies have caused rates for joint marketing efforts to become more reasonable.

         In 1997, the Company, through its wholly-owned subsidiary, Hydron Direct, Inc., entered into an agreement with QDirect Ventures, Inc., an affiliate of QVC, Inc., to form a new joint venture, known as New Hydromercial Partners ("Infomercial Partnership"), to promote and sell the Company's Hydron polymer-based skin care products through a thirty-minute commercial ("Infomercial"). Although the Infomercial is not currently being aired, it had been shown on regional and national cable networks, at various times, since September 1995. The partnership has been terminated and Hydron is marketing directly to the partnership's 25,000 customers.

          Management continues to believe that marketing Hydron products through direct response mail, Catalog, print and television affords the Company several advantages over conventional in-store retailing. These advantages include: cash flow that enables the Company to internally finance product development and new marketing activities the ability to take advantage of time-sensitive opportunities by moving products to market quickly, and the ability to conduct real time market research, which can allow Management to make prompt and cost effective marketing decisions.

     -   Private Label Customers

         Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Five products were introduced in August 2001 at a national sales meeting to Reliv's multi-tier marketing distribution network. The agreement requires minimum product purchases and advance payments to cover packaging and design costs. Reliv is a public company traded on NASDAQ (symbol RELV).

     -   Television Retailers

         Sales of the Company's products to television retailers once were central to the Company's marketing and distribution strategy. However, such sales have declined dramatically in recent years. With the termination of the Company's agreement with HSN in September 2001, sales to television retailers have been reduced to limited sales made to QVC on a non-exclusive basis. Sales to television retailers accounted for approximately 18%, 50%, 68%, 79%, and 82% of the Company's total sales for 2001, 2000, 1999, 1998, and 1997, respectively.

         HSN - In September 1999, the Company entered into a marketing and distribution agreement (the "Home Shopping Agreement") with HSN that granted HSN an exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing. The Home Shopping Agreement also granted HSN a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States.

         The Company launched its products on HSN's television network in September 1999. In November 2000, during the second year of the Home Shopping Agreement, the Company also began marketing on HSE, the Spanish language subsidiary of HSN. Since HSN did not meet the minimum purchase requirements during the first year of the two-year agreement, the contract did not automatically renew after the Initial Term of two years. Management and HSN chose not to renew the agreement for the third year. Management is actively exploring other distribution and marketing alternatives in addition to expanding its current Catalog and direct marketing programs.

         QVC - The Company entered into a license agreement with QVC in 1993, whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. The license and subsequent amendments required that QVC meet certain minimum product purchases. Effective May 31, 1999, the Company terminated the Renegotiated License Agreement as a result of QVC's failure to satisfy the annual minimum product purchase requirements for the period ended May 31, 1999.

         The Company continues to sell certain product to QVC, on a non-exclusive basis, primarily for resale by QVC to their customers who had previously purchased and wish to re-order Hydron products.

International

         In 1996, the Company signed an agreement for conventional retail sales with Doctors Formula Pty. Ltd., an Australia-based health and beauty products distributor, to market Hydron products in retail salon stores and medical offices in Australia and New Zealand.

         The Company entered into a distribution agreement with a distributor in Taiwan in April 2001. The first shipment to Taiwan was in May 2001. The Company also distributes dental products into Spain and, to a lesser extent, other countries. Although this category is not significant at this time, Management is commited to the expansion of international sales and believes that international sales represent one of the foundations for the future growth of the Company.

Research and Development

         The Company expects to continue to focus research and development resources on additional Hydron polymer-based products, as well as other proprietary technology-based products as determined by Management's assessment of consumer demand. The Company's research and development efforts during 2001 continued to achieve greater diversification among the Company's product lines by development of new products targeted at the aging baby boomer marketplace.

         Management has completed development of a new acne ingredient delivery system initiated in 2000. Hydron filed for patent protection in February 2002 for this revolutionary delivery system for over-the-counter (OTC) acne drug ingredients. The new system significantly reduces the harshness and irritation caused by most acne products currently in the marketplace. The Brand will be developed under the registered Aclime(R) trademark. The Company is currently finalizing packaging and evaluating alternative distribution channels for the line, including: direct marketing, limited retail and infomercials.

         The market for acne treatment is growing, particularly among adults who are one of the primary targets for the Aclime(R) brand. According to current market research studies, the core acne consumer market is about 25 million consumers. Up to 47% of adult women experience at least occasional breakouts. Retail sales of OTC acne treatments account for $380 million in sales and an industry analyst estimates an additional $300 million is accounted for by direct marketing, primarily through infomercials. An additional $650 million is spent in the prescription market in the United States.

         The Company is also researching and developing new technology-based and possibly patentable skin treatment systems that would augment its product line. During 2001, the Company's research and development efforts advanced groundbreaking research into a skin treatment that may provide anti-aging treatments, wound treatments and healing enhancement. When appropriate, the Company may license additional existing technology to fully secure its marketing rights. Research and development efforts include product formulation, clinical testing, packaging design and prototypes, extensive product safety and stability testing conducted by medical professionals, efficacy studies to support product claims, and consumer research. Charles Fox, a consultant and a former member of the Company's Board of Directors from September 1997 to October 1998, leads the Company's research and development efforts. Mr. Fox was formerly director of product development for Warner Lambert Company's personal products division and president of the Society of Cosmetic Chemists.

Patented Technology

         The Company strongly believes that technology and patent protection are essential to providing a sound foundation for a new product. The Company was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. These patents have expiration dates of November 28, 2006 and August 13, 2008, respectively. During 1999 the Company was granted U.S. Patent No. 5,879,684 for its "Line Smoothing Complex" formula. This product has been clinically shown to reduce fine lines and wrinkles. The patent has an expiration date of April 11, 2017. In addition, the Company has registered several trademarks relating to it's cosmetic products.

         The Company has also received patent protection for its emulsification process in several countries to facilitate distribution and sale of these products outside of the United States. The Hydron polymer, utilized in cosmetic emulsions, creates a thin moisture-attracting film that is non-greasy; is not dissolved by sebaceous oils or perspiration; does not emulsify the skin's natural oils and humectants; and allows the skin to breathe. The film is insoluble in water and resistant to rub-off, but can easily be removed with cleanser and water.

         In 2000, the Company discovered that the Hydron emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. It is evident in recent skin research that the pH range of the emulsion system is essential for contributing to the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier.

         Management believes that there are no competitive cosmetic products with this combination of properties. Applications for the Hydron polymer and the Company's patented technology in the cosmetics and pharmaceutical industries include more effective and prolonged delivery of moisturizing agents to the skin, enhanced scent releasing components, and a delivery system for topically applied over-the-counter medications which may enhance the penetration of active ingredients to the skin by holding them on the skin longer, in a moist environment.

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


         The Patent Agreement requires the Company to pay a 5% royalty to National Patent based on the net sales of products containing the Hydron polymer. Additionally, National Patent is required to pay the Company a 5% royalty on its net sales of Hydron polymer-based products, except with respect to certain excluded products. In the area of prescription and nonprescription drugs using Hydron polymers as a drug release mechanism, both the Company and National Patent have agreed to pay the other a royalty equal to 5% of net sales of any products developed and sold by them. In addition, the Company and National Patent will pay the other 25% of any up-front license fees, royalties or similar payments received from third parties with regard to such products developed in the area of nonprescription drugs. For the years ended December 31, 2001, 2000, 1999, 1998, and 1997, the Company paid or accrued royalties to National Patent of approximately $87,000, $104,000, $130,000, $190,000, and
$330,000, respectively. The Company has not received any royalties from National Patent during these periods.

Inventory

         The Company did not have any backorder of firm booked orders as of December 31, 2001, and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders placed by Hydron's private label customers and television retailers fluctuate on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within two days of the placement of the order.

Government Regulation

         Most of the Company's skin care, hair care, and bath and body products are "cosmetics" as that term is defined under the Federal Food, Drug and Cosmetics Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Some of the Company's products (i.e. its topical analgesic and products that contain a sunscreen or triclosan) are also classified as over-the-counter drugs. Additional regulatory requirements for such products include additional labeling requirements, registration of the manufacturer and semi-annual update of the drug list. Management believes that it is in compliance with these requirements and that it faces no material costs associated with such compliance.

Competition

         The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions also have a significant impact on the consumer buying decisions. The Company competes against a number of marketers of skin care products, some of which have substantially greater resources than the Company. Although the Company is in competition with all skin care brands, direct competition in electronic retailing and catalog sales includes Principal Secret, ProActiv, Physician's Advice, Susan Lucci, Signature Club A, Marilyn Miglin, Dr. Graff, and Serious Skin Care.

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

Item 2.  Properties

         The Company maintains its offices at 2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, Florida 33073. The lease on this office space (3,750 square feet) expires August 31, 2003 and requires monthly rent of approximately $4,965, including taxes and common area expenses, through August 31, 2002 and approximately $5,300 for the last twelve months of the lease term.

         In August 2000, the Company's lease for its main warehouse at 95 Mayhill Street, Saddle Brook, New Jersey 07663 expired. The monthly rent was approximately $14,000. The Company moved the majority of its finished goods and components to a public warehouse at 14-01 Maple Avenue, Fair Lawn, New Jersey 07410 with a monthly rent typically below $4,000 per month.

         In addition, the Company moved out of its local warehouse space, of approximately 3,200 square feet, at 1120 Holland Drive, Suites 9 and 19, Boca Raton, Florida 33487, pursuant to a lease that expired in April 2000, at a monthly rent of approximately $2,900. This warehouse was subleased in April 1999 to an independent third party under terms similar to the original lease including the required rent and other payments. The Company no longer has any obligation under either lease. Management believes that it's current office and warehouse facilities are satisfactory for its present needs.

Item 3.  Legal Proceedings

         The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Company's Common Stock is quoted on the OTC Bulletin Board, a regulated quotation service for over-the-counter securities not listed or traded on Nasdaq or a national securities exchange, under the symbol HTEC.OB. The following tables indicate the high and low closing prices for the Company's Common Stock as reported by the OTC Bulletin Board.

               2001                High Closing Price          Low Closing Price
          Fourth Quarter                $  .44                      $  .30
          Third Quarter                    .50                         .35
          Second Quarter                   .53                         .19
          First Quarter                    .24                         .13

               2000                High Closing Price          Low Closing Price
          Fourth Quarter                $  .28                      $  .13
          Third Quarter                    .41                         .13
          Second Quarter                   .47                         .19
          First Quarter                    .63                         .38

         As of March 19, 2002, there were approximately 3,966 shareholders of record of the Company's Common Stock. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

Item 6.  Selected Financial Data

                                                            Years Ended December 31,
                                 -----------------------------------------------------------------------
                                     2001           2000           1999           1998           1997
                                 -----------    -----------    -----------    -----------    -----------
Net Sales                        $ 1,985,313    $ 2,081,468    $ 2,593,448    $ 3,983,303    $ 7,305,154
Operating  (Loss)                   (748,243)      (946,771)    (3,064,189)    (2,067,349)    (2,849,790)
Interest and Investment Income         9,198         20,945         80,860        144,203        211,371
Net (Loss)                          (758,696)      (923,632)    (2,974,142)    (1,882,667)    (2,588,492)
Basic & Diluted Earnings
  (Loss) per Common Share               (.15)          (.19)          (.60)          (.38)          (.54)
Total Assets                       2,036,182      2,800,515      3,835,303      6,641,433      8,751,343
Total Shareholders' Equity         1,382,944      2,141,640      3,065,272      5,974,571      7,857,238

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In 2001 the Company further reduced its reliance on sales made through television retailers as the result of terminating the exclusive relationship with HSN and as revenues derived from resales by QVC to prior customers declined. Management expects that in 2002 and beyond, an increasing portion of its sales will be generated from direct marketing by the Company through use of direct response mail, Catalog print and sales made on its web site. Management also expects that the Company will generate an increasing portion of its revenues from sales made through private label customers and will look for other opportunities to sell the Company's products through similar arrangements. Accordingly, Management anticipates that sales made through television retailers will continue to decline and will likely become an insignificant portion of total revenues.

         Management believes that the Company's survival and success is dependent upon its ability to enhance distribution of its products through its proprietary Catalog and web site, the expansion of consumer access, particularly through third-party licensing arrangements and the use of alternative channels of distribution such as private labeling, retail distribution and expansion into international markets.

Results of Operations - 2001 versus 2000

         Net sales for 2001 were $1,985,313, a decrease of $96,155, or 4.6%, from net sales of $2,081,468 for the year ended December 31, 2000 ("2000"). During 2001, direct marketing catalog sales increased by approximately $160,843, or 16%, from $1,036,595 in 2000 to $1,197,438 in 2001. The increase in direct marketing catalog sales resulted primarily from an increase in new customer trial and the continuation of promotional offers to existing customers.

         Non-catalog sales, including private label, television retailer and international sales, decreased by approximately $256,998, or 25%, from $1,044,873 in 2000 to $787,875 in 2001. Sales to television retailers HSN and QVC decreased $693,528 or 67% from $1,041,159 in 2000 to $347,631 in 2001 primarily reflecting the limited airtime provided by HSN during the first nine months of the year and the termination of the exclusive sales agreement with HSN, as well as declining revenues received from resales by QVC to prior purchasers of the Company's products. Sales to television retailers represented 18% of the Company's sales in 2001, down from 50% in 2000. This decrease was substantially offset in 2001 by the addition of private label sales of $402,557. There were no private label sales in 2000.

         As a result of several factors, the Company's overall gross profit margin decreased to 61% of net sales for 2001 versus 78% for 2000 primarily as a result factors affecting margin: 1) a significant shift in non-catalog sales from television retailers to lower margin private label sales, and 2) credit adjustments in 2000 representing a one-time reversal of reserves for a packaging contract that was favorably renegotiated, representing $175,000 or 8% of gross sales in 2000. The gross profit margin of Catalog sales decreased slightly to 82% in 2001 from 83% in 2000.

         Royalty expenses in 2001 were $86,574, representing a decrease of $16,984, or 16%, from royalty expenses of $103,558 in 2000. The decrease in 2001 is commensurate with the decrease in gross sales derived from Hydron polymer-based products by the Company. These expenses are related entirely to the Company's obligations under the Patent Agreement with National Patent and pertain to the use of the Hydron polymers as a formula ingredient for many of the Company's products.

         Research and Development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, conduct consumer panel studies, and focus groups. R&D expenses in 2001 were $58,322, a decrease of $25,786, or 31%, from R&D expenses of $84,108 in 2000. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in 2001 were $1,456,000, representing a decrease of $470,959, or 24%, from SG&A expenses of $1,926,959 in 2000. This decrease is the result of: 1) lower marketing expenses associated with reducing activity with HSN in 2001 ($254,618), 2) reduced selling and advertising expenses associated with Catalog sales ($126,635), 3) reduced expenses related to outside consultants ($84,963), and 4) reduced expenses for rents resulting from the switch over to outside warehousing ($48,952). These cost reductions were partially offset by: 1) increased Catalog postage and handling associated with attracting new customers ($22,217), and 2) increased legal expenses associated with developing patents and contracts for new technology ($34,454).

         The Company operated 2001 at a close-to-break-even cash flow rate ($23,878) while carefully investing in the future. Excluding some one-time charges, 2001 would have a positive cash flow of $157,629. During the year, there have been a number of one-time expenses that reduced operating cash, including: costs associated with a patent application ($58,572), legal costs associated with research and development technology ($84,718), and moving costs associated with the relocation of the corporate offices to Pompano Beach ($38,217).

         There were no employment contract settlement costs in 2001 or in 2000. The Company does not currently have any employment contracts.

         Interest and investment income in 2001 was $9,198, a decrease of $11,746, or 56%, from interest income of $20,945 in 2000, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for 2001 of $758,696, representing a reduction of $164,935 or 18% from the net loss of $923,631 for 2000, primarily as a result of the significant reductions in expenses, particularly relating to SG&A as discussed above.


Results of Operations - 2000 versus 1999

         Net sales for 2000 were $2,081,468, a decrease of $511,980, or 20%, from net sales of $2,593,448 for the year ended December 31, 1999 ("1999"). During 2000, Catalog sales increased by approximately $209,369, or 25%, from $827,226 in 1999 to $1,036,595 in 2000. The increase in Catalog sales resulted primarily from a substantial increase in the new customer trial and consistent promotional offers to existing customers. The customer base for the Company was increased by 32% during the year as trial events on the Web and through direct mail events brought in new customers.

Non-catalog sales, including all sales to HSN and QVC, decreased by approximately $721,350, or 41%, from $1,766,223 in 1999 to $1,044,873 in 2000.
HSN sales slowed as the show schedule decreased on the HSN domestic channel, offset by an increase as HSE geared up for the Latin market introduction in November.

         Approximately 63% of the Company's non-catalog sales during 2000 were to HSN and approximately 36% of non-catalog sales were to QVC. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will decrease but remain significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition and results of operations of the Company.

         As a result of several positive factors, the Company's overall gross profit margin increased to 78% of net sales for 2000 versus 22% for 1999. Factors improving the margin include: 1) a significant increase in high margin Catalog sales which maintained gross profit margin of 83% in 2000 from 84% in 1999, 2) an improvement in the product mix (fewer introductory kits) sold to electronic retailers, improving margins to 61% in 2000 from 59% in 1999; and 3) a one-time reversal of reserves for a packaging contract that was favorably renegotiated, representing $175,000 or 8% of gross sales in 2000. Further exacerbating the annual gross margin comparison of 2000 to 1999, the Company reflected an inventory write-down of $794,362 in 1999 that represented 31% of net sales for 1999. There was no corresponding write-down of inventory for 2000. The write-down to net realizable value represents components and finished goods of product that the Company deems excess based on current sales levels or does not plan to continue marketing in the future.

         Substantially all of the inventory components and finished goods written down resulted from the conversion to HSN from QVC as the primary channel of distribution, or were purchased and/or manufactured prior to September 1997. The write-down applies primarily to components and finished goods outside of the traditional skin care product line, such as hair care, sun care, and bath and body products. The Company will make every effort to recoup as much value as possible as it examines various means of liquidating the current excess. Of the excess, approximately $73,000 of the inventory was sold.

         Royalty expenses in 2000 were $103,558, representing a decrease of $38,416, or 27%, from royalty expenses of $141,974 in 1999. Royalties for 1999 included royalties due under the QVC agreement. The decrease in 2000 is commensurate with the decrease in gross sales for the Company in 2000 when QVC royalties are excluded. These expenses are related primarily to the Patent Agreement with National Patent and pertain to the use of the Hydron polymers as a formula ingredient for many of the Company's products.

         Research and Development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in 2000 were $84,108, a decrease of $127,848, or 60%, from R&D expenses of $211,956 in 1999. In changing to a new electronic retailer, the Company's first priority was to establish the core line with the new TV audience. The need for new product introduction is more important for the second year and beyond. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in 2000 were $1,926,959, representing a decrease of $233,268, or 11%, from SG&A expenses of $2,160,227 in 1999. This decrease is the result of: 1) lower marketing and promotional expenses ($123,000), 2) reduced expenses related to outside consultants ($103,000), 3) reduced expenses for warehouse rent since September ($56,000), and 4) reduced insurance premiums ($47,000). These cost reductions were partially offset by 1) increased Catalog postage and handling associated with attracting new customers ($44,000), and 2) increased MIS expenses required for Catalog sales growth, including Hydron Website redesign ($41,000).

         There were no employment contract settlement costs in 2000, a 100% decrease from employment contract settlement costs of $620,099 for 1999. These costs related to the settlement terms and associated legal fees regarding several employment contracts. These contracts, which originated during 1993 and 1994, overburdened the Company's operations during a period when the Company's revenues could not support the contracts. The Company does not currently have any employment contracts.

         Interest and investment income in 2000 was $20,945, a decrease of $59,915, or 74%, from interest income of $80,860 in 1999, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for 2000 of $923,632, a reduced loss of $2,050,510, or 69% from the net loss of $2,974,142 for 1999, primarily as a result of the factors discussed above.

Results of Operations - 1999 versus 1998

         Net sales for 1999 were $2,593,448, a decrease of $1,389,855, or 35%, from net sales of $3,983,303 for the year ended December 31, 1998 ("1998"). During 1999, Catalog sales increased by approximately $58,000, or 8%, from $769,000 in 1998 to $827,000 in 1999. The increase in Catalog sales resulted primarily from an increase in the number of new customers and a major "25% off" sale in the summer. Non-catalog sales, including all sales to QVC and HSN, decreased by approximately $1,448,000, or 45%, from $3,214,000 in 1998 to $1,766,000 in 1999. QVC sales slowed as the May 31, 1999 contract anniversary date approached and the contract required the Company to refrain from selling its products on any form of direct response television prior to September 1, 1999.

         Approximately 63% of the Company's non-catalog sales during 1999 were to QVC and approximately 37% of non-catalog sales were to HSN. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will remain significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition and results of operations of the Company.

         As a result of an inventory write-down, the Company's overall gross profit margin decreased to 22% of net sales for 1999 from 49% for 1998. The Company took an inventory write-down of $794,362 and $442,254 in 1999 and 1998, respectively. The write-downs to net realizable value represent components and finished goods of product that the Company deems excess, based on current sales levels or does not plan to continue marketing in the future. The gross margin on Catalog sales, excluding the write-down of inventory, increased to 84% of net sales in 1999 from 79% in 1998. The gross margin on non-catalog sales, excluding the write-down of inventory, grew to 59% for 1999, up from 56% of net sales for 1998. The increases in gross margins are attributable to a shift in the mix of product sold to more profitable items.

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

         Royalty expenses in 1999 were $141,974, representing a decrease of $72,440, or 34%, from royalty expenses of $214,414 in 1998. This decrease is commensurate with the decrease in gross sales for the Company in 1999. These expenses are related primarily to the Patent Agreement with National Patent and pertain to the use of the Hydron polymers as a formula ingredient for many of the Company's products.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in 1999 were $211,956, a decrease of $138,873, or 40%, from R&D expenses of $350,829 in 1998. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in 1999 were $2,160,227, representing a decrease of $151,052, or 7%, from SG&A expenses of $2,311,279 in 1998. This decrease is primarily the result of lower executive salary expense. Expenses attributed to the Catalog include advertising, additional marketing, customer service and warehouse personnel, and related telephone, postage and supply expenses. Advertising was the most significant Catalog expense, totaling approximately $109,000 in 1999 and approximately $119,000 in 1998.

         Employment contract settlement costs in 1999 were $620,099, a decrease of $7,614, or 1%, from employment contract settlement costs of $627,713 for 1998. These costs related to the settlement terms and associated legal fees regarding several employment contracts. These contracts, which originated during 1993 and 1994, overburdened the Company's operations during a period when the Company's revenues could not support the contracts. The Company does not currently have any employment contracts.

         Interest and investment income in 1999 was $80,860, a decrease of $63,343, or 44%, from interest income of $144,203 in 1998, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for 1999 of $2,974,142, an increase of $1,091,475, or 58% from the net loss of $1,882,667 for 1998, primarily as a result of the factors discussed above. Excluding the write-down of inventory and the employment contract settlement costs, the net loss for 1999 and 1998 would have been $1,559,681 and $812,700, respectively.

Liquidity and Capital Resources

         The Company's working capital was approximately $ 783,020 at December 31, 2001, including cash and cash equivalents of approximately $167,067. Cash provided from operations was $44,827. This was offset by Investing Activities ($68,705) that used cash for capital expenditures and patent costs. There were no Financing Activities.

         Management's plan to increase sales and reduce operating expenses includes the following elements:

         o Continued emphasis on Catalog sales, including sales made over the internet, since these sales have higher profit margins and represent markets for the Company that are growing more rapidly than the Company's traditional television market.

         o Increased use of direct marketing techniques to reach new and current consumers such as print promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct E-mail promotions to new customers.

         o Addition of new revenue streams through expanded international distribution achieved through the use of distribution agreements with foreign and international distributors.

         o Development, acquisition and marketing of new product lines based on proprietary technologies that appeal to the aging baby boomers as well as the new generation.

         In addition, the Company has plans to build upon it's success in private label sales utilizing Hydron polymer based formulas. The Company is also pursuing international distribution agreements that will expand the Company's distribution around the world. Regarding new products and markets, the Company will continue to develop proprietary technology that it believes will improve its long-term success in the skin care business.

         The Company does not have the financial resources to sustain a national advertising campaign to support distribution of its products in conventional retail stores. In view of the foregoing, Management's strategy has been to enter into marketing, licensing and distribution agreements with third parties which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

         The effect of inflation has not been significant upon either the operations or financial condition of the Company.

Cautionary Statement Regarding Forward Looking Statements

         The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future, including, without limitation, it's plans regarding distribution and marketing of it's products and the development, acquisition and marketing of new products. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward looking statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any exposure to market risk since it does not engage in any activities with derivative financial instruments, other financial instruments, or derivative commodity instruments, other than the temporary investment of available cash in U.S. Treasury instruments, cash, and cash equivalent instruments having a similar risk profile.

Item 8.  Financial Statements and Supplementary Data

         The Financial Statements of the Company are contained in this report following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

         Listed below are the directors and executive officers of the Company as of December 31, 2001:

     Name                  Position
     ----                  --------
     Richard Banakus       Director, Chairman of the Board and Interim President
     Joshua Rochlin        Director
     Karen Gray            Director
     Charles Johnston      Director
     Terrence McGrath      Chief Operating Officer
     William Fagot         Chief Financial Officer

Business Experience

         Richard Banakus, age 55, has served as a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

         Joshua Rochlin, age 35, has served as director for the Company since January 2000. Mr. Rochlin joined GoAmerica, a wireless internet service provider, in December 1999. He is currently Vice President of Business Development at GoAmerica. Prior to joining GoAmerica, Mr. Rochlin was the founder and Chief Executive Officer of MyCalendar.com, LLC from January 1999 to December 1999. He previously served as an associate for the law firm of Rubin Baum Levin Constant & Friedman in New York City from February 1995 to December 1998.

         Karen Gray, age 43, has served as a director of the Company since December 1997 and was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Charles Johnston, age 66, has served as a director of the Company since December 1997. Mr. Johnston is currently Chairman of Ventex Technology, Inc. an electronic transformer company in Riviera Beach, Florida. He was previously founder, Chairman and CEO of ISI Systems, a computer software company listed on the American Stock Exchange prior to its sale in November 1989 to Teleglobe Corporation in Montreal, Canada. Mr. Johnston also serves as a Trustee of Worcester Polytechnic Institute in Worcester, MA and of the Institute for Experimental Psychiatric Research at the University of Pennsylvania. In addition, he serves as a director of the following companies: Internet Commerce Corporation, an internet company in New York City; AuthentiDate Holding Corporation in Schenectady, NY and McData Corporation, Bloomfield, CO.

Terrence McGrath, age 44, has served as Chief Operating Officer of the Company since January 2000. Mr. McGrath has 20+ years marketing, brand management and sales experience in a diverse range of consumer goods and cosmetic categories including Procter & Gamble Toiletries Division, Noxell, makers of Cover Girl and Noxzema products where he specialized in new category product development; The Isaly Klondike Company where he served as VP Marketing for Klondike Ice Cream; and Pioneer Products, where he served as VP Marketing and Sales for Betty Crocker licensed products.

William Fagot, age 58, has served as Chief Financial Officer of the Company since March 2000. Mr. Fagot has 20+ years experience in companies that manufacture and market consumer products including The Seven-Up Company and Isaly Klondike Company. He held the position of Chief Financial Officer for these companies as well as a pension & welfare organization. He is a CPA, obtaining his experience with Ernst & Young.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the year ended December 31, 2001, all filing requirements applicable to Reporting Persons were complied with.

Item 11. Executive Compensation

         The following table sets forth information for the years ended December 31, 2001, 2000 and 1999 with respect to all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. None of the Company's other executive officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

------------------------------------------------------------------------------------------
                                                                              OTHER ANNUAL
     NAME AND PRINCIPLE POSITION               YEAR      SALARY     BONUS     COMPENSATION
------------------------------------------------------------------------------------------
Richard Banakus, Interim President & CEO       2001     $  6,410      0
------------------------------------------------------------------------------------------
                                               2000     $ 20,000      0
------------------------------------------------------------------------------------------
                                               1999     $ 55,771      0
------------------------------------------------------------------------------------------
Terrence S. McGrath, COO                       2001     $122,000      0
------------------------------------------------------------------------------------------
                                               2000     $110,800      0
------------------------------------------------------------------------------------------
William A. Fagot, CFO                          2001     $107,000      0
------------------------------------------------------------------------------------------
                                               2000     $ 81,200      0
------------------------------------------------------------------------------------------

         During 2001, the members of the Board were granted options to purchase 20,000 shares of the Company's common stock for participation on the Company's Board of Directors, subject to approval by the shareholders of the continuation of the stock option plans and an increase to the number of shares available.

         The following table sets forth certain information relating to option exercises effected during the year ended December 31, 2001, and the value of options held as of such date by the Company's Chief Executive Officer and all other persons who were executive officers of the Company and its subsidiaries for the year ended December 31, 2001. The Company does not have any outstanding stock appreciation rights.

Aggregate Option Exercises for the Year Ended December 31, 2001 And Year End Option Values

                                                            Number of
                                                       securities underlying     Value(1) of unexercised
                                                        unexercised options       in-the-money options
                                                       at December 31, 2001       at December 31, 2001
                    Shares Acquired      Value ($)         Exercisable/               Exercisable/
Name                  on Exercise       Realized(2)       Unexercisable              Unexercisable

Richard Banakus           -0-              -0-               123,500/0                   -0-/-0-


Employment Agreement

         On September 19, 1997, the Board of Directors appointed Richard Banakus to serve as President of the Company on an interim basis. The Board agreed to pay Mr. Banakus a monthly salary of $10,000 and to reimburse his lodging expenses in Boca Raton, Florida and travel expenses to and from California, where Mr. Banakus resides. During April 1999, Mr. Banakus' salary was reduced to


------------------------
(1) Total value of unexercised options is based upon the closing price ($.320) of the Common Stock as reported by NASDAQ on December 31, 2001.
(2) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise and the exercise price of the options.

$5,000 per month. During May 1999, the Company granted Mr. Banakus options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.8125 per share in exchange for a further salary reduction to $1,666 per month. There were no employment contracts in 2000 and 2001.

Compensation of Directors

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus, Chairman of the Board, because of his status as Interim President. The Company does not have a written employment agreement with Mr. Banakus.

         Nonemployee directors receive an annual fee of $5,000, accrued quarterly. During 2001, each of Messrs. Richard Banakus, Karen Gray, Charles Johnston, and Joshua Rochlin earned $5,000 for their service as a director.

         The 1993 Nonemployee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 2001.

         On November 10, 1997, the Board of Directors of the Company adopted the 1997 Nonemployee Director Stock Option Plan ("1997 Plan"). This plan was approved by the shareholders on December 17, 1997. The purpose of the 1997 Plan is to assist the Company in attracting and retaining experienced and knowledgeable nonemployee directors who will continue to work for the best interests of the Company.

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

         The 1997 Plan also provides nonqualified stock options for nonemployee directors who serve on committees of the Board of Directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under this provision of the 1997 Plan during the year ended December 31, 2001.

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

         In August 2001, the Company agreed to increase the options granted to Board members each year. Subject to shareholders approval, the Company agreed to grant option to purchase a total of 20,000 shares of the Company's common stock to each of the four individuals comprising the Board of Director, beginning with the calendar year 2000. Subject to shareholders approval, each Board Member will receive options to purchase 18,000 shares of common stock at an exercise price of $.20157 for their service in 2000 and options to purchase 20,000 shares of common stock at an exercise price of $.4275 for their service in 2001. Since the plan has not been amended by the shareholders, and there are insufficient options available in the current plan, these options have not been reflected as being outstanding as of December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2001 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 2001, and (iv) the share ownership of the Company of all directors and executive officers of the Company, as a group (six persons).


         Name and Address of                                Amount and Nature of            Approximate
         Beneficial Owner                                   Beneficial Ownership         Percent of Class

         Richard Banakus                                           463,500(3)                   9.1%
              82 Verssimo Drive
              Novato, CA 94947

         Karen Gray                                                 27,000(4)              Less than 1%
              P.O. Box 478
              Cutchogue, NY 11935

         Charles Johnston                                          104,500(5)                   2.1%
              706 Ocean Drive
              Juno Beach, FL 33408

         Joshua Rochlin                                              2,000(6)              Less than 1%
              1365 Milford Terrace
              Teaneck, NJ 07666

All directors and executive officers as a group (6 persons)        597,000(7)                  11.6%

Item 13. Certain Relationships and Related Transactions

No applicable transactions.


--------------------------
(3) Consists of 340,000 shares held directly and 123,500 shares issuable upon exercise of options.
(4) Consists of 3,000 shares held directly and 24,000 shares issuable upon exercise of options.
(5) Consists of 80,000 shares held directly and 24,500 shares issuable upon exercise of options.
(6)  Consists of 2,000 shares issuable upon exercise of options.
(7) Consists of 423,000 shares held directly and 174,000 shares issuable upon exercise of options.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                                           Page

Reports of Independent Certified Public Accountants                         30
Financial Statements:

         Balance Sheets, December 31, 2001 and 2000                         31

         Statements of Operations for the Years ended
              December 31, 2001, 2000 and 1999                              32

         Statements of Shareholders' Equity for the Years
              ended December 31, 2001, 2000 and 1999                        33

         Statements of Cash Flows for the Years ended
              December 31, 2001, 2000 and 1999                              34

         Notes to Financial Statements                                    35-48

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

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988 (filed as Exhibit 3.2 therein).(10)


--------------------------
(8) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.
(9) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.
(10) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.

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

10.10 Agreement between Dento-Med and National Patent dated November 30,
1989.(14)

10.11 Indemnification Agreement dated May 9, 1989 between Dento-Med and Samuel
M. Leb, M.D.(13)

10.12 Indemnification Agreement dated May 9, 1989 between Dento-Med and Richard Tauman.(13)

10.13 Indemnification Agreement dated January 14, 1992 between Dento-Med and Joseph A. Caccamo, Attorney at Law, P.C.(15)

10.28 Indemnification Agreement dated April 22, 1993 between the Company and Karen Gray.(11)

10.50 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated May 20, 1997.(16)

10.51 Personal Appearance Agreement between Mr. Charles Fox and the Company dated May 20, 1997.(16)


--------------------------
(11) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1993.
(12) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1986.
(13) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1989.
(14) Incorporated by reference to the Company's report on Form 8-K (date of event - November 30, 1989).
(15) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1991.
(16) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1997.

10.55 Service Agreement between Lauren Anderson and the Company dated January 1, 1998.(16)

10.58 Marketing and Distribution Agreement between Home Shopping Club LP and the Company dated September 1, 1999(17)

Amendment to 1993 Nonemployee Director Stock Option Plan.(18)

1997 Nonemployee Director Stock Option Plan.(24)

21 Subsidiaries of the Registrant.

         (b) Reports on Form 8-K
              None.




--------------------------
(17) Incorporated by reference to the Company's report on Form 8-K (date of report September 14, 1999), dated September 1, 1999.
(18) Incorporated by reference to the Company's Definitive Proxy Statement on
     Schedule 14A for the year ended December 31, 1996.

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying balance sheets of Hydron Technologies, Inc. as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydron Technologies, Inc. at December 31, 2001, 2000, and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced losses from operations in 2001, 2000, and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented direct marketing techniques to increase the more profitable catalog sales, add new customers and take advantage of new channels of distribution (see note 15 to Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DASZKALBOLTON LLP
-------------------------
DaszkalBolton LLP
Boca Raton, Florida
March 18, 2002

                                   HYDRON TECHNOLOGIES, INC.

                                        Balance Sheets

                                                                          December 31,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------
ASSETS

Current Assets
      Cash                                                        $    167,067    $    190,946
      Trade accounts receivable                                         61,444         136,306
      Inventories                                                    1,164,297       1,489,396
      Prepaid expenses and other current assets                         43,450          39,619
                                                                  ------------    ------------
                      Total current assets                           1,436,258       1,856,267

Property and equipment, less accumulated depreciation                   27,374         111,002
Deposits                                                                28,203          60,403
Deferred product costs, less accumulated amortization                  544,347         772,843

                                                                  ------------    ------------
                      Total assets                                $  2,036,182    $  2,800,515
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                            $    116,559    $    194,791
      Deferred revenues                                                148,646              --
      Accrued liabilities                                              388,033         464,084
                                                                  ------------    ------------
                      Total current liabilities                        653,238         658,875

Commitments and contingencies                                               --              --

Shareholders' equity
      Common stock - $.01 par value
          30,000,000 shares authorized; 5,035,336 shares
          issued; and 4,975,136 shares outstanding                      50,353          50,353
      Preferred stock - $.01 par value
          5,000,000 shares authorized: no shares
          issued or outstanding                                             --              --
      Additional paid-in capital                                    19,501,837      19,501,837
      Accumulated deficit                                          (17,730,088)    (16,971,392)
      Treasury stock, at cost; 60,200 shares                          (439,158)       (439,158)
                                                                  ------------    ------------
          Total Shareholders' equity                                 1,382,944       2,141,640

                                                                  ------------    ------------
                      Total liabilities and shareholders equity   $  2,036,182    $  2,800,515
                                                                  ============    ============

                             See accompanying notes

                                    HYDRON TECHNOLOGIES, INC.

                                    Statements of Operations

                                                                 Year ended December 31,
                                                       -----------------------------------------
                                                           2001           2000           1999
                                                       -----------    -----------    -----------
Net Sales                                              $ 1,985,313    $ 2,081,468    $ 2,593,448

Cost of sales                                              771,480        450,478      1,237,816
Write down of inventory                                         --             --        794,362
                                                       -----------    -----------    -----------
Gross profits                                            1,213,833      1,630,990        561,270

Expenses
      Royalty expense                                       86,574        103,558        141,974
      Research and development                              58,322         84,108        211,956
      Selling, general & administrative                  1,456,000      1,926,959      2,160,227
      Employment contract settlement costs                      --             --        620,099
      Amortization of deferred product costs               287,069        287,395        290,740
      Depreciation & amortization                           74,111        175,741        200,463
                                                       -----------    -----------    -----------
          Total expenses                                 1,962,076      2,577,761      3,625,459

                                                       -----------    -----------    -----------
Operating loss                                            (748,243)      (946,771)    (3,064,189)

Interest income                                              9,198         20,945         80,860
Loss on abandonment of lease                               (19,651)            --             --
Equity in earnings of joint venture                             --          2,194          9,187
                                                       -----------    -----------    -----------
                            Loss before income taxes      (758,696)      (923,632)    (2,974,142)

Income taxes expense                                            --             --             --
                                                       -----------    -----------    -----------
                            Net loss                   $  (758,696)   $  (923,632)   $(2,974,142)
                                                       ===========    ===========    ===========

Basic and diluted loss per share
      Net loss per common share                        $     (0.15)   $     (0.19)   $     (0.60)
                                                       ===========    ===========    ===========

Weighted average shares
      Oustanding (basic and diluted)                     4,975,136      4,975,136      4,953,054
                                                       ===========    ===========    ===========

                             See accompanying notes


                                                      HYDRON TECHNOLOGIES, INC.

                                                 Statements of Shareholders' Equity



                              Common Stock             Preferred Stock        Additional                  Treasury
                        -------------------------  ------------------------    Paid-in     Accumulated     Stock          Total
                           Shares       Amount       Shares       Amount       Capital       Deficit      (at cost)       Equity
                        -----------  ------------  ----------  ------------  ------------  ------------  ------------  ------------
Balance at
 December 31, 1998        4,960,336  $     49,603          --  $         --  $ 19,429,931  $(13,073,618) $   (431,345) $  5,974,571

    Issuance of common
     shares for service      75,000           750          --            --        71,906            --            --        72,656
    Purchase of treasury
     shares, at cost
     (10,000 shares)             --            --          --            --            --            --        (7,813)       (7,813)
    Net loss                     --            --          --            --            --    (2,974,142)           --    (2,974,142)
                        -----------  ------------  ----------  ------------  ------------  ------------  ------------  ------------
Balance at
 December 31, 1999        5,035,336        50,353          --            --    19,501,837   (16,047,760)     (439,158)    3,065,272

    Net loss                     --            --          --            --            --      (923,632)           --      (923,632)
                        -----------  ------------  ----------  ------------  ------------  ------------  ------------  ------------
Balance at
 December 31, 2000        5,035,336        50,353          --            --    19,501,837   (16,971,392)     (439,158)    2,141,640

    Net loss                     --            --          --            --            --      (758,696)           --      (758,696)
                        -----------  ------------  ----------  ------------  ------------  ------------  ------------  ------------
Balance at
 December 31, 2001        5,035,336  $     50,353          --  $         --  $ 19,501,837  $(17,730,088) $   (439,158) $  1,382,944
                        ===========  ============  ==========  ============  ============  ============  ============  ============

                                                       See accompanying notes

                                      HYDRON TECHNOLOGIES, INC.

                                      Statements of Cash Flows

                                                                     Year ended December 31,
                                                           -----------------------------------------
Operating Activities                                           2001           2000           1999
                                                           -----------    -----------    -----------
     Net Loss                                              $  (758,696)   $  (923,632)   $(2,974,142)

     Adjustments to reconcile net loss to
       net cash used by operating activities
        Depreciation and amortization                          361,180        463,136        491,203
        Loss on disposal of assets                              19,651             --         55,216
        Equity in earnings of joint venture                         --         (2,194)        (9,187)
        Cost of stock issued for services                           --             --         72,656
        Write down of inventory                                     --             --        794,362

     Change in operating assets and liabilities
        Trade accounts receivable                               74,862        (97,816)       390,327
        Inventories                                            325,099        (51,104)      (481,301)
        Prepaid expenses and other current assets               (3,831)        78,834        (45,843)
        Deposits                                                32,198        116,047        129,137
        Accounts payable                                       (78,232)        67,248       (134,038)
        Deferred revenues                                      148,646             --             --
        Accrued liabilities                                    (76,051)      (178,404)       237,207
                                                           -----------    -----------    -----------
     Net cash provided (used) by operating activities           44,826       (527,885)    (1,474,403)

Investing activities
     Capital expenditures                                      (10,133)            --             --
     Deferred product costs                                    (58,572)            --             --
     Proceeds from liquidation of joint ventue                      --         64,915             --
     Proceeds from sale of fixed assets                             --             --          8,351
                                                           -----------    -----------    -----------
        Net cash provided (used) by investing activities       (68,705)        64,915          8,351


Financing activities
     Purchase of treasury stock                                     --             --         (7,813)
                                                           -----------    -----------    -----------
        Net cash used by financing activities                       --             --         (7,813)


                                                           -----------    -----------    -----------
        Net decrease in cash and cash equivalents              (23,879)      (462,970)    (1,473,865)

Cash and cash equivalents at beginning of period               190,946        653,916      2,127,781

                                                           -----------    -----------    -----------
Cash and cash equivalents at end of period                 $   167,067    $   190,946    $   653,916
                                                           ===========    ===========    ===========

                                       See accompanying notes

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


1.  Description of Business and Summary of Significant Accounting Policies

Organization of Business

Hydron Technologies, Inc. (the "Company") sells consumer and professional products, primarily in the personal care/cosmetics field. The Company holds the exclusive license with National Patent Development Corporation ("National Patent") to a Hydron polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which the Company intends to use to develop proprietary products or license to third parties. The Company owns U.S. and international patents on a method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products.

The majority of the Company's products are sold in the United States directly to the consumer through Catalog sales and the internet, direct response television, and on a minor level internationally through salons and doctors offices.

Basis of Presentation

The financial statements at December 31, 2000 and 1999 were consolidated and included the accounts of the Company and its subsidiary. All significant intercompany balances and transactions were eliminated in consolidation. The Company's investment in a joint venture was accounted for using the equity method of accounting. In 2001 the subsidiary was dissolved.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents includes $20,360 not covered by the Federal Deposit Insurance Commission. The risk associated with these amounts is considered low due to the credit quality of the institutions.

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

Concentration of Credit Risk

Trade accounts receivable are due primarily from Reliv International, Inc. and QVC, Inc. which are usually paid to the Company within 30 days after receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, packaging and raw materials.

Long-Lived Assets

Long-lived assets, consisting primarily of deferred product costs, are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB Statement No. 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company analyzes undiscounted cash flows on an annual basis. No impairment losses have been recognized in the three year period ended December 31, 2001.

Property and Equipment

Property and equipment, consisting primarily of furniture and equipment, is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years (see Note 6).

Deferred Product Costs

Deferred product costs consist primarily of costs incurred for the purchase and development of patents and product rights (see Note 7). The deferred product costs are being amortized over their estimated useful lives of eight to twenty years using the straight-line method.

                            Hydron Technologies, Inc.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Common Stock, Common Stock Options and Net Loss Per Share

When the Company issues shares of common stock in exchange for services, an expense is recognized over the period in which the services are rendered. The expense is based upon the fair value of such shares, in accordance with FASB statement No. 123 using a Black-Scholes pricing model, at the date such arrangements are consummated or authorized by the Board of Directors, with a corresponding credit to capital.

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

Preferred Stock

The Company's shareholders authorized the amendment of the Company's Certificate of Incorporation to create a class of Preferred Stock consisting of 5,000,000 shares with a par value of $.01 per share. The Preferred Stock, which the Corporation has authority to issue from time to time, may be issued in amounts and designations as authorized by the Board of Directors. The Company will file the amendment with the state of New York in 2002.

Revenue Recognition and Product Warranty

Revenue from product sales is recognized at the time of shipment. Provision is made in the period of the sale for estimated product returns from the ultimate end user.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Advertising

Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses." Advertising expenses amounted to approximately $77,000, $192,000, and $263,000 for 2001, 2000, and 1999, respectively.

                            Hydron Technologies, Inc.

2.  Fair Value of Financial Instruments

The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short maturities.

3.  Employment Contract Settlement

For the year ended December 31, 1999, the Company recorded charges of $620,099 for the settlement and associated legal fees regarding three employment contracts. These contracts, which originated during 1993 and 1994, overburdened the Company's operations during a transition period when Company's revenues could not support the contracts. The Company does not have any employment contracts or related charges for 2001 and 2000.

4.  Reclassifications

Certain amounts previously reported for 1999 have been reclassified to conform to the classifications used in 2001 and 2000. Such reclassifications had no effect on the reported net loss.

5.  Inventories

At December 31, 2001 and 2000, inventories consist of the following:

                                         2001              2000
                                      ----------        ----------
Finished goods                        $  543,880        $  869,082
Raw materials and components             620,417           620,314
                                      ----------        ----------
                                      $1,164,297        $1,489,396
                                      ==========        ==========

The results of operations include a charge of $794,362 for the year ended December 31, 1999. This charge relates primarily to the write down, to net realizable value, of components and finished goods of products that the Company does not plan to promote in the future, which consist mainly of products outside of the traditional skin care product line, such as hair care, sun care, bath and body products and other products.

Although this write down has been abnormally high due to the changes in distribution channels and packaging, Management believes that some inventory obsolescence and revitalized packaging is an annual cost of producing revenue growth in this industry.

                            Hydron Technologies, Inc.

6. Property and Equipment

At December 31, 2001 and 2000, property and equipment consisted of the following:

                                               2001               2000
                                           -----------        -----------
Furniture and equipment                    $   561,907        $   573,982
Leasehold improvements                              --            468,252
                                           -----------        -----------
                                               561,907          1,042,234
Less accumulated depreciation                 (534,533)          (931,232)
                                           -----------        -----------
                                           $    27,374        $   111,002
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

At December 31, 2001 and 2000, deferred product costs consisted of the following:

                                                2001               2000
                                            -----------        -----------
Deferred product cost                       $   406,368        $   347,795
Patent cost                                   5,620,000          5,620,000
                                            -----------        -----------
                                              6,026,368          5,967,795
Less accumulated amortization                (5,482,021)        (5,194,952)
                                            -----------        -----------
                                            $   544,347        $   772,843
                                            ===========        ===========

                            Hydron Technologies, Inc.

7.  Deferred Product Costs and Royalty Agreements (continued)

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

For the years ended December 31, 2001, 2000, and 1999, the Company incurred royalties payable to National Patent of approximately $87,000, $103,000, and $130,000, respectively. The Company has not received any royalties from National Patent during these periods.

8.  Investment in Joint Venture

During 1995, the Company entered into an agreement with QVC and another company to form a joint venture known as Hydromercial Partners (the "Joint Venture"). The purpose of the Joint Venture was to provide and sell the Company's Hydron polymer-based skin care line by means of a thirty (30) minute commercial ("Infomercial") which the Joint Venture produced. As of March 31, 2000, the Joint Venture discontinued operations and was dissolved during the year ended December 31, 2000. The Company received all inventory and 50% of the proceeds from liquidation. The amount realized exceeded the carrying value in the balance sheet by $2,195, which is reflected in the 2000 operating statement.

9.  Significant Customer

The Company sold a substantial portion of its products to Reliv, HSN, and QVC. The percent of the Company's sales for the years ended December 31, 2001, 2000, and 1999 and trade receivable balances as of December 31, 2001, 2000, and 1999 are as follows:

                                       2001      2000      1999
                                       ----      ----      ----
             Percent of Sales
                     Reliv               20%       --%       --%
                       HSN               11%       32%       25%
                       QVC                7%       18%       43%

                            Hydron Technologies, Inc.

9.  Significant Customer (continued)

            Trade Receivables
                     Reliv       $ 17,559      $     --      $     --
                       HSN       $     --      $ 97,186      $ 34,743
                       QVC       $ 33,041      $ 44,120      $  3,747

The Company entered into a license agreement with QVC in 1993, whereby QVC was granted exclusive rights to market and distribute the Company's proprietary consumer products using Hydron polymers in the Western Hemisphere. The license and subsequent amendments required that QVC meet certain minimum product purchases. Effective May 31, 1999, the Company terminated the Renegotiated License Agreement as a result of QVC's failure to satisfy the annual minimum product purchase requirements for the period ended May 31, 1999. The Company continues to sell certain product to QVC, on a non-exclusive basis, so that QVC can resell these products to their customers who had previously purchased and wish to re-order Hydron products.

Effective September 1, 1999, the Company entered into a marketing and distribution agreement with HSN, that granted HSN an exclusive worldwide license to market and distribute certain of the Company's proprietary consumer products through various forms of electronic retailing. The Home Shopping Agreement also granted HSN a non-exclusive license to market Hydron products through all other methods of distribution in certain countries outside the United States.

HSN did not meet the minimum purchase requirements during the first year of the two-year agreement. Therefore the contract did not automatically renew after the Initial Term. Management and HSN chose not to renew the agreement for the third year.

Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc (Reliv) to develop and manufacture a line of private label skin care products to be distributed through Reliv's multi-tier marketing distribution network. The agreement requires minimum product purchases and advance payments to cover packaging and design costs.

10. Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There has been no income tax expense during the three years ended December 31, 2001.

                            Hydron Technologies, Inc.

10. Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                          2001           2000           1999
                                      -----------    -----------    -----------
Net operating loss carryforwards      $ 7,494,000    $ 7,135,000    $ 6,478,000
Tax credit carryforwards                  180,000        180,000        180,000
Other                                     465,000        575,000        951,000
                                      -----------    -----------    -----------
Deferred tax assets                     8,139,000      7,890,000      7,609,000
Less valuation allowance               (8,139,000)    (7,890,000)    (7,609,000)
                                      -----------    -----------    -----------
Total net deferred taxes              $        --    $        --    $        --
                                      ===========    ===========    ===========


FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, Management has determined that a $8,139,000 valuation allowance at December 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $249,000, $281,000, and $1,161,000 in 2001, 2000 and 1999, respectively. At December 31, 2001, the Company has available net operating loss carryforwards of $20,021,000, which will expire beginning in the year 2002 and through the year 2016. The tax benefit relating to $2,745,000 of the above net operating loss carryforwards will be charged to shareholders' equity in the period in which the benefit is recognized.

The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                     Year ended December 31,
                                                    ------------------------
                                                    2001      2000      1999
                                                    ----      ----      ----
Tax at U.S. statutory rates                          (34)%     (34)%     (34)%
State income taxes, net of federal tax benefit        (4)       (4)       (4)
Valuation allowance adjustments                       38        38        38
                                                    ----      ----      ----
                                                      -- %      -- %      -- %
                                                    ====      ====      ====

                            Hydron Technologies, Inc.

11. Stock Options and Warrants

The number of shares of common stock reserved for issuance at December 31, 2001 was 261,100 and 411,100 for December 31, 2000.

1989 Stock Option Plan

Under the 1989 Stock Option Plan, the Company may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of the Company, and its present and future subsidiaries to purchase an aggregate of 200,000 shares of the Company's common stock.

These options expire five years from the date of the grant. There are no outstanding options at December 31, 2001. There are 12,100 options available for grant under this plan at December 31, 2001.

1993 Stock Option Plan

Under the 1993 Stock Option Plan, the Company may grant incentive stock options, nonqualified stock options and/or stock appreciation rights to key employees, officers, directors and consultants of the Company to purchase an aggregate of 200,000 shares of the Company's common stock

These options expire five years from the date of the grant and all of the outstanding options are exercisable at December 31, 2001. There are 3,500 options available for grant under this plan at December 31, 2001.

1993 Nonemployee Director Stock Option Plan

The 1993 Nonemployee Director Stock Option Plan provides grants of stock options to nonemployee directors of the Company to purchase an aggregate of 50,000 shares of the Company's common stock.

These options expire five years from the date of the grant and there are no outstanding options at December 31, 2001. There are 22,000 options available for grant under this plan at December 31, 2001.

1997 Nonemployee Director Stock Option Plan

During 1997, the Company adopted the 1997 Nonemployee Director Stock Option Plan. Such plan provides grants of stock options to nonemployee directors of the Company to

                            Hydron Technologies, Inc.

11. Stock Options and Warrants (continued)

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

During August 1999, the Company agreed to increase the annual May 1st grant to the Board Members from 2,000 to 20,000 shares of the Company`s common stock, subject to shareholders' approval at the next annual meeting. Since the options have been granted pending shareholders' approval, the options are reflected as outstanding as of December 31, 2001.

These options expire five years from the date of grant and all outstanding options are exercisable at December 31, 2001. There are 17,000 options available for grant under this plan at December 31, 2001. Activity with respect to these plans is as follows:

                                                                       Weighted
                                       Number of                       Average
                                       Options/         Price          Exercise
                                       Warrants       Per Share         Price
                                       --------     --------------     -------
Outstanding at December 31, 1998         82,200     $ .53 to 28.44     $ 12.00
     Stock options granted              199,500       .64 to .92           .74
     Stock options expired              (41,700)      .53 to 28.44       15.24
                                       --------
 Outstanding at December 31, 1999       240,000       .53 to 23.91        2.06
     Stock options granted                8,000                .37         .37
     Stock options expired              (30,000)      .64 to 23.91        6.53
                                       --------
 Outstanding at December 31, 2000       218,000       .37 to 12.50        1.38
     Stock options granted                   --                 --          --
     Stock options expired              (11,500)      .53 to 12.50        8.86
                                       --------
 Outstanding at December 31, 2001       206,500     $ .37 to 3.53      $   .96
                                       ========

The Board of Directors has approved the issuance of an additional 402,500 options, subject to the approval of a stock option plan amendment at the next shareholders'

                            Hydron Technologies, Inc.

11. Stock Options and Warrants (continued)

meeting. These options have not been reflected as of December 31, 2001 calculations since there are insufficient options available without the shareholders actions.

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

                                                                            Weighted
                                            Number of                       Average
                                            Options/         Price          Exercise
                                            Warrants       Per Share         Price
                                            --------     --------------     -------
Outstanding at December 31, 1998             102,000     $13.75 to 25.00    $ 13.97
    Stock options granted                     50,000          2.50             2.50
    Stock options expired                     (2,000)        25.00            25.00
                                            --------
Outstanding at December 31, 1999 and 2000    150,000       2.50 to 25.00      10.00
    Stock options expired                   (150,000)    $ 2.50 to 13.75    $ 10.00
                                            --------
Outstanding at December 31, 2001                  --
                                            ========


Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999, 1998:

                            Hydron Technologies, Inc.

11. Stock Options and Warrants (continued)

                                                  2000              1999
                                                  ----              ----

Risk-free interest rate                            6.0%              6.0%
Expected life                                   3 years           3 years
Expected volatility                                702%              825%
Expected dividend yield                              0%                5%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on proforma net income reflects only the vesting of 1999, 1998, 1997, 1996, and 1995 awards in 1999, and the vesting of 2000, 1999, 1998, 1997, 1996, and 1995 awards in 2000 in accordance with Statement No. 123. There were no awards made in 2001. Because compensation expense associated with the stock option award is recognized over the vesting period, the initial impact of applying Statement No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The effect of Statement No. 123 resulted in a pro forma net loss of $ 925,152 and $3,015,082 for the years ended December 31, 2000 and 1999 respectively. In addition, the pro forma net loss per share was $.19 and $.61 per share for the years ended December 31, 2000 and 1999 respectively.

There were no options granted during the year ended December 31, 2001. The weighted average remaining contractual life of all options outstanding at December 31, 2001 was 2.4 years

12. Related Party Transactions

During 1997, the Company hired a director as a marketing consultant, who was paid approximately $43,000 for the year ended December 31, 1999. This consulting relationship ended in December 1999.

                            Hydron Technologies, Inc.

12. Related Party Transactions (continued)

The Company has also paid a consultant, who was a director from September 1997 to October 1998, advisory fees, quality control and product testing expense reimbursements of approximately $66,000, 63,000, and $130,000 during the years ended December 31, 2001, 2000, and 1999 respectively. Although the contract has expired, Management has continued this agreement on a month-to-month basis.

The Company sells products to any of the Company's shareholders at a 25% discount from regular price. This discount is designed to acknowledge the appreciation of the shareholders support and to promote the use of the products.

13. Commitments

The Company leases office space under a noncancelable lease agreement, which expires in August 2003. At December 31, 2001, the future minimum rental payments due under this noncancelable lease are $60,600 and $42,300 for the years ending December 31, 2002 and 2003 respectively. Net rent expense was approximately $74,900, $185,000, and $226,000 in 2001, 2000, and 1999, respectively.

14. Quarterly Financial Data (unaudited)

                                    For the year ended December 31, 2001

                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------

Net Sales                      $ 329,693    $ 517,157    $ 507,293    $ 631,170
Operating Income (Loss)         (221,977)    (136,684)    (240,758)    (148,824)
Net Income (Loss)               (220,163)    (133,942)    (237,014)    (167,577)
Income (Loss) per share        $   (0.04)   $   (0.03)   $   (0.05)   $   (0.03)

15. Management's Plan

The Company has incurred significant losses over the past five years. The ability of the Company to continue as a going concern is dependent upon increasing sales while managing operating expenses.

Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will continue to be emphasized since it has higher profit margins and represent markets for the Company that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to

                            Hydron Technologies, Inc.

15. Management's Plan (continued)

reach new and current consumers such as promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct E-mail promotions to new customers.

In addition, the Company added a significant Private Label customer of Hydron based formulas with a proprietary nutritional complex of additives that began ordering in second quarter, 2001. This customer competes in the Multi-Level Marketing category and has been successful for 13 years.

The Company is also pursuing international distribution agreements that will expand the company's distribution around the world. Finally, the Company will continue to develop proprietary technology that it believes will improve its long-term success in this category.

There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful.

                [GRAPHIC OMITTED]
                                    DaszkalBolton LLP
                                    ----------------------------
                                    CERTIFIED PUBLIC ACCOUNTANTS


     Michael I. Daszkal, CPA, P.A.                     2401 N.W. Boca Raton Blvd
     Jeffrey A. Bolton, CPA, P.A.                           Boca Raton, FL 33431
     Timothy R. Devlin, CPA, P.A.                                t: 561.367.1040
     Michael S. Kridel, CPA, P.A.                                f: 561.750.3236
     Marjorie A. Horwin, CPA, P.A.                         www.daszkalbolton.com



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 33-78296,33-84554, and 33-11765) of Hydron
Technologies, Inc. and the related prospectuses of our audit report dated March 18, 2002 with respect to the balance sheets at December 31, 2001 and 2000 and statements of operations, shareholders' equity and cash flows of Hydron Technologies, Inc. for the years ended December 31, 2001, 2000 and 1999 in the form 10-K.


/s/ DASZKALBOLTON LLP
------------------------
DaszkalBolton LLP


Boca Raton, Florida
March 29, 2002

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Hydron Technologies, Inc.
                                       (Registrant)

                                       By: /s/ RICHARD BANAKUS
                                           -------------------------------------
                                           Richard Banakus, Interim President

                                       Date: March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated: