Form 10-Q
period 2002-03-31
HYDRON TECHNOLOGIES INC
filed 2002-05-15
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended: March 31, 2002
                           or

  / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the Period from            to
                            ------------  ------------

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

          Number of shares of common stock outstanding as of March 31, 2002:
4,975,136

                            HYDRON TECHNOLOGIES, INC.

                                      Index

Part I. Financial Information
-----------------------------

Item 1. Financial Statements (Unaudited)

   Condensed Balance Sheets -- March 31, 2002 and December 31, 2001

   Condensed Statements of Operations -- Three months ended March 31, 2002 and 2001

   Condensed Statements of Cash Flows -- Three months ended March 31, 2002 and 2001

   Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information
--------------------------

Exhibits and Reports on Form 8-K.

Signatures

                            HYDRON TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                                                                         March 31, 2002      December 31, 2001
                                                                          (Unaudited)              (Note)
                                                                      -------------------   -------------------
ASSETS
------
Current assets
   Cash and cash equivalents                                          $           171,078   $           167,067
   Trade accounts receivable                                                       45,484                61,444
   Inventories                                                                  1,114,577             1,164,297
   Prepaid expenses and other current assets                                       23,377                43,450
                                                                      -------------------   -------------------
            Total current assets                                                1,354,516             1,436,258

Property and equipment, less accumulated
        depreciation of $537,533 and $534,533 at
        2002 and 2001, respectively                                                24,374                27,374
Deposits                                                                           28,389                28,203
Deferred product costs, less accumulated
        amortization of $5,554,021 and $5,482,021 at
        2002 and 2001, respectively                                               472,347               544,347
                                                                      -------------------   -------------------
            Total assets                                              $         1,879,626   $         2,036,182
                                                                      ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
   Accounts payable                                                   $           178,599   $           116,559
   Deferred revenues                                                              141,111               148,646
   Accrued liabilities                                                            371,429               388,033
                                                                      -------------------   -------------------
        Total current liabilities                                                 691,139               653,238

Commitments and contingencies                                                           -                     -

Shareholders' equity
   Common stock - $.01 par value
        30,000,000 shares authorized; 5,035,336 shares
        issued; and 4,975,136 shares outstanding                                   50,353                50,353
   Preferred stock - $.01 par value
        5,000,000 shares authorized; no shares issued
        or outstanding                                                                  -                     -
   Additional paid-in capital                                                  19,501,837            19,501,837
   Accumulated deficit                                                        (17,924,545)          (17,730,088)
   Treasury stock, at cost; 60,200 shares                                        (439,158)             (439,158)
                                                                      -------------------   -------------------
        Total shareholders' equity                                              1,188,487             1,382,944

                                                                      -------------------   -------------------
        Total liabilities and shareholders' equity                    $         1,879,626   $         2,036,182
                                                                      ===================   ===================

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statements.

                            HYDRON TECHNOLOGIES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                             Three months ended March 31
                                                                              2002                 2001
                                                                      -------------------   -------------------
Net Sales                                                             $           380,257   $           329,693
Cost of sales                                                                      85,581                55,607
                                                                      -------------------   -------------------
Gross profits                                                                     294,676               274,086

Expenses:
       Royalty expense                                                             19,086                16,485
       Research and development                                                    17,877                15,379
       Selling, general & administration                                          377,469               364,599
       Depreciation & amortization                                                 75,000                99,600
                                                                      -------------------   -------------------
            Total expenses                                                        489,432               496,063

                                                                      -------------------   -------------------
Operating loss                                                                   (194,756)             (221,977)

Interest income                                                                       297                 1,814
                                                                      -------------------   -------------------
            Loss before income taxes                                             (194,459)             (220,163)

Income taxes expense                                                                    -                     -
                                                                      -------------------   -------------------
            Net loss                                                  $          (194,459)  $          (220,163)
                                                                      ===================   ===================

Basic and diluted loss per share:
       Net loss per common share                                      $             (0.04)  $             (0.04)
                                                                      ===================   ===================

Weighted average shares:
       Outstanding (basic and diluted)                                          4,975,136             4,975,136
                                                                      ===================   ===================

                  See notes to condensed financial statements.

                            HYDRON TECHNOLOGIES, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                             Three months ended March 31
                                                                              2002                 2001
                                                                      -------------------   -------------------
Operating Activities

Net Loss                                                              $          (194,459)  $          (220,163)
    Adjustments to reconcile net loss to
     Net Cash provided by operating activities
        Depreciation and amortization                                              75,000                99,600

    Change in operating assets and liabilities
        Trade accounts receivables                                                 15,960               122,555
        Inventories                                                                49,720                45,051
        Prepaid expenses and other current assets                                  20,073                15,383
        Deposits                                                                     (187)                2,998
        Accounts payable                                                           62,040               (90,895)
        Deferred revenues                                                          (7,535)                    -
        Accrued liabilities                                                       (16,601)              (32,521)
                                                                      -------------------   -------------------
    Net cash provided (used) by operating activities                                4,011               (57,992)

Investing activities
        Net cash provided (used) by investing activities                                -                     -

Financing activities
Net cash provided (used) by financing activities                                        -                     -

                                                                      -------------------   -------------------
Net increase (decrease) in cash and cash equivalents                                4,011               (57,992)

Cash and cash equivalents at beginning of period                                  167,067               190,946

                                                                      -------------------   -------------------
Cash and cash equivalents at end of period                            $           171,078   $           132,954
                                                                      ===================   ===================

                  See notes to condensed financial statements.

                            HYDRON TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B - Inventories

Inventories consist of the following:

                                                       March 31,    December 31,
                                                         2002           2001
                                                     ------------   ------------

   Finished goods                                    $    481,876   $    543,880
   Raw material and components                            632,701        620,417
                                                     ------------   ------------

                                                     $  1,114,577   $  1,164,297
                                                     ============   ============

Note C - Distribution

The majority of the Company's products are currently sold in the United States through Hydron direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers, television retailers and, to a lesser extent, internationally through salons and doctors offices.

While in prior years television retail was the primary focus for the marketing and distribution of the Company's products, Management believes that the Company's exclusive agreements with television retailers had limited the marketing opportunities to build its business through additional sales channels. Under exclusive contracts with television retailers the Company neither controlled its airtime nor the selling priorities of those television retailers, effectively handicapping the Company's ability to influence sales trends.

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

                            HYDRON TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note C - Distribution (continued)

- Catalog Sales

In November 1996, the Company opened a new channel of distribution for Hydron products with the launch of its proprietary Catalog. This full color Catalog offers the Company's personal care products for sale directly to consumers. The Catalog also provides information on new products, educates consumers on proper skin care and facilitates consumer re-ordering. The Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represented approximately 60% of Hydron's total annual sales in 2001. The Company is continuing to explore new ways to enhance Catalog sales and operations.

- Private Label Contracting

Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Five products were introduced in August 2001 at a national sales meeting to Reliv's multitier marketing distribution network. The agreement requires minimum product purchases and advance payments to cover packaging and design costs. Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 20% of Hydron's total annual sales in 2001.

- Direct Response Television

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

In March, the Company reached a settlement agreement with HSN relative to prior year's purchase commitments. As a result, Hydron will be able to market directly to HSN customers who purchased Hydron Products in the past, all of Hydron's products in HSN's inventory will be returned and callers asking for Hydron products will be referred to Hydron's call center.

                            HYDRON TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note C - Distribution (continued)

- International

In 1996, the Company signed an agreement for conventional retail sales with Doctors Formula Pty. Ltd., an Australia-based health and beauty products distributor, to market Hydron products in retail salon stores and medical offices in Australia and New Zealand.

The Company entered into a distribution agreement with a distributor in Taiwan in April 2001. The first shipment to Taiwan was in May 2001. The Company also distributes dental products into Spain and, to a lesser extent, other countries. Although this category is not significant at this time, Management is committed to the expansion of international sales and believes that international sales represent one of the foundations for the future growth of the Company.

Note D - Earnings Per Share

Options and warrants to purchase 206,500 shares of common stock were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss per share for the period.

The Board of Directors has approved the issuance of an additional 402,500 options; subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected; as of December 31, 2001 calculations since there are insufficient options available without the shareholders actions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
----------------------------

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of financial Condition and results of Operations where such policies affect our reported and expected financial results. For detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reported period. There can be no assurance that actual results will not differ from those estimates.

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

Business
--------

Hydron Technologies, Inc. markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymer"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business (continued)
--------------------

The Company has been engaged in the development of various consumer products using Hydron polymers since 1986. The Company's products are designed to address concerns about aging, and include Hydron skincare, hair care, bath and body and sun care. The Company currently has thirty-nine individual products available in the following product lines: skin care (22 products), hair care (7 products), bath and body (8 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are sold directly by the Company to consumers through the Hydron Catalog and Web site www.hydron.com ("Catalog").

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

Management believes that the Company's patented Hydron emulsion system can enhance the effectiveness of over-the-counter medications applied to the skin. The system is designed to deposit a uniform film on the skin's surface and to have a relatively low affinity for the drug associated with the application. Management believes that the Hydron system has a number of advantages over traditional lotions as it promotes hydration of the stratum corneum (the outer layer of skin), which improves penetration into the skin's pores, and has good tactility and flexibility. The Company expects to continue to focus research and development resources on additional Hydron polymer-based products, as well as other proprietary technology-based products as determined by Management's assessment of consumer demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business (continued)
--------------------

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

The Company is also researching and developing new technology-based and possibly patentable skin treatment systems that would augment its product line. During 2001, the Company's research and development efforts advanced research into a skin treatment that may provide anti-aging treatments, wound treatments and healing enhancement. When appropriate, the Company may license additional existing technology to fully secure its marketing rights. Research and development efforts include product formulation, clinical testing, packaging design and prototypes, extensive product safety and stability testing conducted by medical professionals, efficacy studies to support product claims, and consumer research. Charles Fox, a consultant and a former member of the Company's Board of Directors from September 1997 to October 1998, leads the Company's research and development efforts. Mr. Fox was formerly director of product development for Warner Lambert Company's personal products division and president of the Society of Cosmetic Chemists.

Results of Operations
---------------------

Net sales for the three months ended March 31, 2002 were $380,257; an increase of $50,564, or 15%, from net sales of $329,693 for the three months ended March 31, 2001. Catalog sales increased by approximately $27,917, or 9%, from $305,684 for the three months ended March 31, 2001 to $333,600 for the three months ended March 31, 2002. The increase in direct marketing catalog sales resulted primarily from continuation of promotional offers to existing customers. The Company has begun testing new direct marketing programs targeted at new potential customers. Further testing will determine new catalog marketing programs for future expansion.

Non-catalog net sales, including HSN, QVC, contract sales and international, for the three months ended March 31, 2002 were $46,656; an increase of $22,647, or 94%, from non-catalog net sales of $24,009 for the three months ended March 31, 2001. The quarterly non-catalog sales increase reflects the shift in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)
---------------------------------

sales to lower margin private label customers. The Company sold no products to television retailers during the first quarter 2002 as compared to $24,009 for the three months ended March 31, 2001.

The Company's overall gross profit margin for the three months ended March 31, 2002 was 78%, as compared to 83% for the three months ended March 31, 2001. The decrease in gross profit margins for the first quarter reflects a shift in product mix and the fact that non-catalog sales with lower margins made up a larger portion of the Company's total sales.

R&D expenses for the three months ended March 31, 2002 were $17,877; an increase of $2,498, or 16%, from R&D expenses of $15,379 for the three months ended March 31, 2001. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2002 were $377,469; an increase of $12,870, or 4%, from SG&A expenses of $364,599 for the three months ended March 31, 2001. The increase was principally due to increased postage, sales commissions and legal expenses.

Interest and investment income for the three months ended March 31, 2002 was $298, a decrease of $1,516, or 84%, from interest and investment income of $1,814 for the three months ended March 31, 2001. This decrease is due to lower cash balances in the 2002 period compared to the 2001 period. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended March 31, 2002 was $194,459, a decrease of $25,704, or 12%, as compared to a net loss of $220,163 for the three months ended March 31, 2001. The decrease in the net loss resulted primarily from the factors discussed above.

Liquidity and Financial Resources
---------------------------------

The Company's working capital was approximately $663,377 at March 31, 2002, including cash and cash equivalents of approximately $171,078. There were no investing or financing activities for the three months ended March 31, 2002.

The Company has incurred significant losses over the past four years. The ability of the Company to continue as a going concern is dependent on increasing sales and reducing operating expenses.

Management's plan to increase sales and reduce operating expenses includes several specific actions. Catalog sales will continue to be emphasized since they have higher profit margins and represent markets that are growing more rapidly than the Company's traditional television market. Direct marketing techniques will be used to reach new and current consumers such as promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct e-mail promotions to new customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Resources (continued)
---------------------------------------------

In addition, the Company added a significant Private Label customer of Hydron based formulas, with a proprietary nutritional complex of additives, that began ordering in the second quarter, 2001. This customer competes in the multi-Level Marketing category and has been successful for 13 years.

The Company is also pursuing international distribution agreements that will expand the company's distribution around the world. Finally, the Company will continue to develop proprietary technology that it believes will improve its long-term success in this category.

As noted in the year end Report of Independent Certified Public Accountants, dated March 18, 2002, the Company experienced losses from operations in 2001, 2000, and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful.

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

Current report on Form 8-K
  None.

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

Dated: May 14, 2002