Form 10-Q
period 2002-06-30
HYDRON TECHNOLOGIES INC
filed 2002-08-14
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended: June 30, 2002
                           or

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

   Number of shares of common stock outstanding as of June 30, 2002: 4,975,136

                            HYDRON TECHNOLOGIES, INC.

                                      Index


Part I. Financial Information
-----------------------------

Item 1. Financial Statements (Unaudited)                                      2

   Condensed Balance Sheets -- June 30, 2002 and December 31, 2001            2

   Condensed Statements of Operations -- Three and six months ended
   June 30, 2002 and 2001                                                     3

   Condensed Statements of Cash Flows -- Six months ended June 30,
   2002 and 2001                                                              4

   Notes to Condensed Financial Statements                                    5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     8


Part II. Other Information                                                   13
--------------------------

Exhibits and Reports on Form 8-K.


Signatures                                                                   14

                               HYDRON TECHNOLOGIES, INC.

                                Condensed Balance Sheets

                                                          June 30, 2002  December 31, 2001
                                                           (Unaudited)        (Note)
                                                           ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                             $     49,995    $    167,067
     Trade accounts receivable                                  105,596          61,444
     Inventories                                              1,018,963       1,164,297
     Prepaid expenses and other current assets                   26,432          43,450
                                                           ------------    ------------
              Total current assets                            1,200,986       1,436,258

Property and equipment, less accumulated
          depreciation of $540,533 and $534,533 at
          2002 and 2001, respectively                            21,374          27,374
Deposits                                                         28,390          28,203
Deferred product costs, less accumulated
          amortization of $5,626,021 and $5,482,021 at
          2002 and 2001, respectively                           416,060         544,347

                                                           ------------    ------------
              Total Assets                                 $  1,666,810    $  2,036,182
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                      $    198,352    $    116,559
     Deferred revenues                                           82,410         148,646
     Accrued liabilities                                        395,602         388,033
                                                           ------------    ------------
          Total current liabilities                             676,364         653,238

Commitments and contingencies                                        --              --

Shareholders' equity
     Common stock - $.01 par value
          30,000,000 shares authorized; 5,035,336 shares
          issued; and 4,975,136 shares outstanding               50,353          50,353
     Preferred stock - $.01 par value
          5,000,000 shares authorized; no shares issued
          or outstanding                                             --              --
     Additional paid-in capital                              19,501,837      19,501,837
     Accumulated deficit                                    (18,122,586)    (17,730,088)
     Treasury stock, at cost; 60,200 shares                    (439,158)       (439,158)
                                                           ------------    ------------
          Total Shareholders' equity                            990,446       1,382,944

                                                           ------------    ------------
          Total liabilities and shareholders equity        $  1,666,810    $  2,036,182
                                                           ============    ============

Note: The balance sheet at December 31. 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statements.

                                    HYDRON TECHNOLOGIES, INC.

                                     Statement of Operations
                                           (Unaudited)

                                          Three months ended June 30     Six months ended June 30
                                          --------------------------    --------------------------
                                              2002           2001           2002           2001
                                          -----------    -----------    -----------    -----------
Net Sales                                 $   502,148    $   517,157    $   882,404    $   846,850
Cost of sales                                 180,655        142,433        266,235        198,041
                                          -----------    -----------    -----------    -----------
Gross profits                                 321,493        374,724        616,169        648,809

Expenses
      Royalty expense                          25,309         26,574         44,395         43,058
      Research and development                 15,113         24,764         32,990         40,143
      Selling, general & administration       404,465        360,470        781,935        725,070
      Depreciation & amortization              75,000         99,600        150,000        199,200
                                          -----------    -----------    -----------    -----------
          Total expenses                      519,887        511,408      1,009,320      1,007,471

                                          -----------    -----------    -----------    -----------
Operating loss                               (198,394)      (136,684)      (393,151)      (358,662)

Interest income                                   353          2,742            651          4,556
                                          -----------    -----------    -----------    -----------
          Loss before income taxes           (198,041)      (133,942)      (392,500)      (354,106)

Income taxes expense                               --             --             --             --
                                          -----------    -----------    -----------    -----------
          Net loss                        $  (198,041)   $  (133,942)   $  (392,500)   $  (354,106)
                                          ===========    ===========    ===========    ===========

Basic and diluted loss per share
      Net loss per common share           $     (0.04)   $     (0.03)   $     (0.08)   $     (0.07)
                                          ===========    ===========    ===========    ===========


                  See notes to condensed financial statements.

                                 HYDRON TECHNOLOGIES, INC.

                                  Statements of Cash Flow
                                        (Unaudited)

                                                                  Six months ended June 30
                                                                 --------------------------
                                                                     2002           2001
                                                                 -----------    -----------
Operating Activities

Net Loss                                                         $  (392,500)   $  (354,106)
     Adjustments to reconcile net loss to
      Net Cash used by operating activities
          Depreciation and amortization                              150,000        199,200

     Change in operating assets and liabilities
          Trade accounts receivables                                 (44,152)        73,147
          Inventories                                                145,334        109,886
          Prepaid expenses and other current assets                   17,017         26,246
          Deposits                                                      (187)        45,169
          Accounts payable                                            81,793        (31,119)
          Deferred revenues                                          (66,236)       306,600
          Accrued liabilities                                          7,572         30,177
                                                                 -----------    -----------
     Net cash provided (used) by operating activities               (101,359)       405,200


Investing activities
          Deferred product costs                                     (15,713)            --
                                                                 -----------    -----------
     Net cash provided (used) by investing activities                (15,713)            --

Financing activities
     Net cash provided (used) by financing activities                     --             --


                                                                 -----------    -----------
          Net increase (decrease) in cash and cash equivalents      (117,072)       405,200

Cash and cash equivalents at beginning of period                     167,067        190,946

                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $    49,995    $   596,146
                                                                 ===========    ===========

                  See notes to condensed financial statements.

Note A -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B - Inventories

Inventories consist of the following:
                                                  June 30,        December 31,
                                                    2002             2001
                                                 ----------       ----------
Finished goods                                   $  358,039       $  543,880
Raw material and components                         660,924          620,417
                                                 ----------       ----------

                                                 $1,018,963       $1,164,297
                                                 ==========       ==========

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

- Catalog Sales

The Company's full color Catalog offers personal care products for sale directly to consumers. The Catalog also provides information on new products, educates consumers on proper skin care and facilitates consumer re-ordering. The Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represents approximately 60% of Hydron's total annual sales. The Company is continuing to explore new ways to enhance Catalog sales and operations.

- Private Label Contracting

Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Five products were introduced in August 2001 at a national sales meeting to Reliv's multi-tier marketing distribution network. A sixth new product was introduced in February 2002. The agreement requires minimum product purchases and advance payments to cover packaging and design costs. Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represent approximately 20% of Hydron's total annual sales.

- International

The Company also sells product to an Australia-based health and beauty products distributor for retail salon stores and medical offices in Australia and New Zealand.

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

- Retail

The Company has established minor levels of retail distribution. Initially, utilizing excess inventory, the Company has sold product on a limited, promotional basis to several retailers during first and second quarters utilizing current packaging configurations. It is anticipated that any significant retail effort of core Hydron products would require investment in repackaging.

Note D - Earnings Per Share

Options and warrants to purchase 206,500 shares of common stock were outstanding at June 30, 2002, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss per share for the period.

The Board of Directors has approved the issuance of an additional 482,500 options; subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected in the June 30, 2002 calculations since there are insufficient options available without the shareholders actions.

Note E - Going Concern

The accompanying condensed financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing or to achieve a level of sales adequate to support its cost structure.

Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
----------------------------

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of financial Condition and results of Operations where such policies affect our reported and expected financial results. For detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements in the Company's December 31, 2001 Form 10K. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reported period. There can be no assurance that actual results will not differ from those estimates.

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

In 2000, the Company discovered that the Hydron emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. It is evident in recent skin research (Kligman 2002) that the pH range of the emulsion system is essential for contributing to the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier.

Hydron filed for patent protection in February 2002 for a unique delivery system for over-the-counter (OTC) acne drug ingredients. The new system is believed to significantly reduce the harshness and irritation caused by most acne products currently in the marketplace. The Brand will be developed under the registered Aclime(R) trademark. The Company is currently finalizing packaging and evaluating alternative distribution channels for the line, including: direct marketing, limited retail and infomercials.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business (continued)
--------------------

The market for acne treatment is growing, particularly among adults who are one of the primary targets for the Aclime(R) brand. According to current market data (Kalorama 2000), the core acne consumer market is about 25 million consumers. Up to 47% of adult women experience at least occasional breakouts. Retail sales of OTC acne treatments account for $380 million in sales and an industry analyst estimates an additional $300 million is accounted for by direct marketing, primarily through infomercials. An additional $650 million is spent in the prescription market in the United States.

Since August 2000, the Company has been researching and developing new technology that provides a method for the delivery of oxygen into the skin and tissue at depths considered medically therapeutic without the use of the bloodstream. The Company filed for patent protection as of February 2001. The patent application is pending.

The approach to tissue oxygenation developed by Hydron is unique. It utilizes an existing technology that infuses liquid with oxygen at 20+ times normal levels to create a super-oxygenated liquid filled with micro-bubbles of highly pressurized oxygen. When placed in contact with the skin, the highly saturated fluid and micro-bubbles are transferred directly to the skin through osmosis and kinetic diffusion.

Research and development efforts to date have included clinical testing, in-vitro bacteriological testing, packaging prototypes, and stability testing. Clinical testing was conducted at the University of Massachusetts Medical School, Department of Thoracic Surgery produced an average increase in subcutaneous tissue oxygenation of 54% in healthy individuals.

The skin treatment is expected to have numerous applications in wound healing and anti-aging skincare treatments. Current medical research shows that each year, in the United States alone, several medical problems associated with oxygen deprivation to the skin and tissues can affect over 16 million diabetics, two million burn patients, 600,000 individuals with impaired circulatory systems and countless others suffering from chronic wounds to diaper rash to fluid for transporting organs for transplant. Oxygen in the cosmeceutical arena also is an essential factor in aging as the facial skin loses about 40% of oxygen caring capacity by age 65.

Subsequent to June 30, the Company reached an agreement for licensing existing machine technology from Life International Products, Inc. that included issuance of 325,000 shares of new Hydron stock and future royalty payments. This will allow Hydron to be able to manufacture future products under Hydron's Tissue Oxygenation pending patent. The company plans additional efficacy testing to further evaluate the technology and future potential products. It is anticipated that efficacy testing will require an additional 12 to 24 months.

Currently, the Company's cash flow is insufficient to exploit these new opportunities and therefore is exploring alternative methods to finance their continued development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the three months ended June 30, 2002 were $502,148; a decrease of $15,009, or 3%, from net sales of $517,157 for the three months ended June 30, 2001. Net sales for the six months ended June 30, 2002 were $882,404; an increase of $35,555 or 4% from net sales of $846,850 for the three months ended June 30, 2001.

Catalog net sales for the three months ended June 30, 2002 were $297,471; a decrease of $35,118, or 11%, from catalog net sales of $332,589 for the three months ended June 30, 2001. Catalog net sales for the six months ended June 30, 2002 were $631,071, a decrease of $7,202 or 1% from catalog net sales of $638,273 for the six months ended June 30, 2001. The decrease in catalog sales for the three months ended June 30, 2002 and six months ended June 30, 2002 was the result of less effective second quarter catalog promotional activities.

Non-catalog net sales, including HSN, QVC, contract sales and international, for the three months ended June 30, 2002 were $204,677; an increase of $20,110, or 11%, from non-catalog net sales of $184,568 for the three months ended June 30, 2001. The quarterly non-catalog sales increase reflects the shift in sales to lower margin private label customers. The Company sold limited products to television retailers during the second quarter 2002 as compared to $181,147 for the three months ended June 30, 2001. Television retailer contracts have been terminated, since the exclusivity was too restrictive.

The Company's overall gross profit margin for the three months ended June 30, 2002 was 64%, as compared to 72% for the three months ended June 30, 2001. The decrease in gross profit margins for the period reflects a shift in product mix and the fact that non-catalog sales with lower margins made up a larger portion of the Company's total sales.

R&D expenses for the three months ended June 30, 2002 were $15,113; a decrease of $9,651, or 39%, from R&D expenses of $24,764 for the three months ended June 30, 2001. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2002 were $404,465; an increase of $43,995, or 12%, from SG&A expenses of $360,470 for the three months ended June 30, 2001. The increase was principally due to increased sales commissions and legal expenses.

Interest and investment income for the three months ended June 30, 2002 was $353, a decrease of $2,389, or 87%, from interest and investment income of $2,742 for the three months ended June 30, 2001. This decrease is due to lower cash balances in the 2002 period compared to the 2001 period. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

The net loss for the three months ended June 30, 2002 was $198,041, an increase of $64,099, or 60%, as compared to a net loss of $133,942 for the three months ended June 30, 2001. The decrease in the net loss resulted primarily from the factors discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Resources
---------------------------------

The Company's working capital was approximately $524,622 at June 30, 2002, including cash and cash equivalents of approximately $49,995. There were no investing or financing activities for the three months ended June 30, 2002.

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

The Company is also pursuing international distribution agreements that will expand the company's distribution around the world. Finally, the Company will continue to develop Tissue Oxygenation and other technology that it believes will improve its long-term success in this category.

As noted in the year-end Report of Independent Certified Public Accountants, dated March 18, 2002, the Company experienced losses from operations in 2001, 2000, and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful. The effect of inflation has not been significant upon either the operations or financial condition of the Company.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         99-1 Certificate of the Chief Executive Officer of Hydron Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99-2 Certificate of the Chief Financial Officer of Hydron Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Current report on Form 8-K
   None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HYDRON TECHNOLOGIES, INC.


                                        /s/ WILLIAM A. FAGOT
                                        ------------------------------
                                        William A. Fagot
                                        Chief Financial Officer



Dated: August 14, 2002