Form 10-Q
period 2002-09-30
HYDRON TECHNOLOGIES INC
filed 2002-11-14
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended: September 30, 2002
                           or

  [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the Period from __________ to __________

                         Commission File Number: 0-6333
                                                 ------

                            HYDRON TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                     13-1574215
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


2201 West Sample Road, Building 9, Suite 7B
Pompano Beach, FL 33073                                 (954) 861-6400
----------------------------------------        -------------------------------
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

Number of shares of common stock outstanding as of September 30, 2002: 5,300,136

                            HYDRON TECHNOLOGIES, INC.

                                      Index


Part I. Financial Information
-----------------------------

Item 1. Financial Statements (Unaudited)

   Condensed Balance Sheets-- September 30, 2002 and December 31, 2001         3

   Condensed Statements of Operations -- Three and nine months ended
   September 30, 2002 and 2001                                                 4

   Condensed Statements of Cash Flows -- Nine months ended
   September 30, 2002 and 2001                                                 5

   Notes to Condensed Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

Item 4. Control and Procedures                                                14


Part II. Other Information
--------------------------

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15

  Signatures                                                                  16

     Certifications                                                           17

                            HYDRON TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                                                                         September 30,   December 31,
                                                                             2002            2001
                                                                         (Unaudited)        (Note)
                                                                         ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                                           $     31,996    $    167,067
     Trade accounts receivable                                                 27,880          61,444
     Inventories                                                              974,173       1,164,297
     Prepaid expenses and other current assets                                 42,207          43,450
                                                                         ------------    ------------
              Total current assets                                          1,076,256       1,436,258
Property and equipment, less accumulated
          depreciation of $543,533 and $534,533 at
          2002 and 2001, respectively                                          18,374          27,374
Deposits                                                                       28,390          28,203
Deferred product costs, less accumulated
          amortization of $5,698,021 and $5,482,021 at
          2002 and 2001, respectively                                         399,309         544,347

                                                                         ------------    ------------
              Total Assets                                               $  1,522,329    $  2,036,182
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                    $    192,284    $    116,559
     Deferred revenues                                                         84,751         148,646
     Accrued liabilities                                                      403,647         388,033
                                                                         ------------    ------------
          Total current liabilities                                           680,682         653,238
Commitments and contingencies                                                      --              --
Shareholders' equity
     Common stock - $.01 par value
          30,000,000 shares authorized; 5,360,336 and 5,035,336 shares issued; and 5,300,136 and 4,975,136 shares outstanding at
          September 30, 2002 and December 31, 2001 respectively                53,603          50,353
     Preferred stock - $.01 par value
          5,000,000 shares authorized; no shares issued
          or outstanding                                                           --              --
     Additional paid-in capital                                            19,553,837      19,501,837
     Accumulated deficit                                                  (18,326,635)    (17,730,088)
     Treasury stock, at cost; 60,200 shares                                  (439,158)       (439,158)
                                                                         ------------    ------------
          Total Shareholders' equity                                          841,647       1,382,944

                                                                         ------------    ------------
          Total liabilities and shareholders equity                      $  1,522,329    $  2,036,182
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

                            HYDRON TECHNOLOGIES, INC.

                             Statement of Operations
                                   (Unaudited)


                                             Three months ended             Nine months ended
                                                 September 30                  September 30
                                          --------------------------    --------------------------
                                             2002           2001           2002           2001
                                          -----------    -----------    -----------    -----------
Net Sales                                 $   305,281    $   507,293    $ 1,187,686    $ 1,354,143
Cost of sales                                  58,900        214,039        325,135        412,079
                                          -----------    -----------    -----------    -----------
Gross profits                                 246,381        293,254        862,551        942,064

Expenses
      Royalty expense                          15,015         18,059         59,410         61,118
      Research and development                 15,990         41,924         48,980         82,067
      Selling, general & administration       344,552        374,429      1,126,486      1,099,498
      Depreciation & amortization              75,000         99,600        225,000        298,800
                                          -----------    -----------    -----------    -----------
          Total expenses                      450,557        534,012      1,459,876      1,541,483

                                          -----------    -----------    -----------    -----------
Operating loss                               (204,176)      (240,758)      (597,325)      (599,419)

Interest income                                   127          3,744            778          8,299
                                          -----------    -----------    -----------    -----------
          Loss before income taxes           (204,049)      (237,014)      (596,547)      (591,120)

Income taxes expense                                              --             --             --
                                          -----------    -----------    -----------    -----------
          Net loss                        $  (204,049)   $  (237,014)   $  (596,547)   $  (591,120)
                                          ===========    ===========    ===========    ===========

Basic and diluted loss per share
      Net loss per common share           $     (0.04)   $     (0.05)   $     (0.12)   $     (0.12)
                                          ===========    ===========    ===========    ===========

Weighted average shares outstanding
      (basic and dilutive)                  5,148,234      4,975,136      5,033,469      4,975,136
                                          ===========    ===========    ===========    ===========


                  See notes to condensed financial statements.

                            HYDRON TECHNOLOGIES, INC.

                             Statements of Cash Flow
                                   (Unaudited)

                                                                      Nine months ended
                                                                         September 30
                                                                  --------------------------
                                                                     2002           2001
                                                                  -----------    -----------
Operating Activities

Net Loss                                                          $  (596,547)   $  (591,120)
       Adjustments to reconcile net loss to
        Net Cash used by operating activities
           Depreciation and amortization                              225,000        298,800

       Change in operating assets and liabilities
           Trade accounts receivables                                  33,564         40,561
           Inventories                                                190,124         89,451
           Prepaid expenses and other current assets                    1,243         10,843
           Deposits                                                      (187)        21,706
           Accounts payable                                            75,725       (105,110)
           Deferred revenues                                          (63,895)       209,618
           Accrued liabilities                                         15,614         17,079
                                                                  -----------    -----------
       Net cash provided (used) by operating activities              (119,359)        (8,172)

Investing activities
           Capital Expenditures, net                                       --          8,711
           Deferred product costs                                     (15,713)            --
                                                                  -----------    -----------
       Net cash provided (used) by investing activities               (15,713)         8,711

Financing activities
       Net cash provided (used) by financing activities                    --             --
                                                                  -----------    -----------

           Net increase (decrease) in cash and cash equivalents      (135,072)       (16,883)

Cash and cash equivalents at beginning of period                      167,067        190,946

                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $    31,995    $   174,063
                                                                  ===========    ===========

Noncash investing and financing activities
           Market value of stock issued for license agreement     $ 55,250.00             --

                  See notes to condensed financial statements.

Note A -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B - Inventories

Inventories consist of the following:
                                                     September 30,  December 31,
                                                         2002           2001
                                                     -----------    -----------
     Finished goods                                  $   350,172    $   543,880
     Raw material and components                         624,001        620,417
                                                     -----------    -----------

                                                     $   974,173    $ 1,164,297
                                                     ===========    ===========

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

- Catalog Sales

The Company's full color Catalog offers personal care products for sale directly to consumers. The Catalog also provides information on new products, educates consumers on proper skin care and facilitates consumer re-ordering. The Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represents approximately 75% of Hydron's total annual sales. The Company is continuing to explore new ways to enhance Catalog sales and operations.

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

- International

The Company sells product to an Australia-based health and beauty products distributor for retail salon stores and medical offices in Australia and New Zealand.

The Company also distributes dental products into Spain and, to a lesser extent, other countries. Although this category is not significant at this time, Management is committed to the expansion of international sales and believes that international sales represent one of the foundations for the future growth of the Company.

- Retail

The Company has established minor levels of retail distribution. Initially, utilizing excess inventory, the Company has sold product on a limited, promotional basis to several retailers utilizing current packaging configurations. It is anticipated that any significant retail effort of core Hydron products would require investment in repackaging.

Note D - Earnings Per Share

Options and warrants to purchase 206,500 shares of common stock were outstanding at September 30, 2002, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss per share for the period.

The Board of Directors has approved the issuance of an additional 507,500 options; subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected in the September 30, 2002 calculations since there are insufficient options available without the shareholders actions.

Note E - Subsequent Event

On October 30, 2002, the Board of Directors of the Company approved the issuance of common stock in the form of a private placement offering to raise between $250,000 and $400,000 in equity financing. One non-registered share accompanied with an option to purchase an additional share will be offered at $0.20 per unit. The option is exercisable anytime during the next three years at an exercise price of $0.20 per share. If the full $400,000 is raised, the number of shares outstanding will increase by 2,000,000 shares and the number of options outstanding will increase an additional 2,000,000 shares.


Note F - Going Concern

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business (continued)
--------------------

The Company has been engaged in the development of various consumer products using Hydron polymers since 1986. The Company's products are designed to address concerns about aging, and include Hydron skincare, hair care, bath and body and sun care. The Company currently has thirty-nine individual products available in the following product lines: skin care (22 products), hair care (7 products), bath and body (8 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are available through the Hydron Catalog and Web site www.hydron.com ("Catalog").

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

Management believes that the Hydron emulsion system can enhance the effectiveness of topical over-the-counter medications. The emulsion system is designed to deposit a uniform polymer film on the skin's surface which has a number of advantages over traditional lotions: promotes hydration of the outer layer of skin, improves penetration into the skin's pores, and has good tactility and flexibility. The Company expects to continue to focus research and development resources on proprietary technology-based products as determined by Management's assessment of consumer demand.

In 2000, the Company discovered that the Hydron emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. It is evident in recent skin research (Kligman 2002) that the pH range of the emulsion system is ideal for contributing to the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business (continued)
--------------------

Since August 2000, the Company has been researching and developing a new technology that provides a method for the delivery of oxygen into the skin and tissue at depths considered medically therapeutic without the use of the bloodstream. The Company filed for patent protection as of February 2001. The patent application is pending. Management anticipates that as a result of its continuing research into tissue oxygenation, the Company's primary focus will begin to shift from personal care/cosmetic products to developing/licensing applications or products based upon this new technology.

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

Research and development efforts to date have included clinical testing, in-vitro bacteriological testing, micro-bubble size analysis, packaging prototypes, and stability testing. Clinical testing on healthy subjects was conducted at the University of Massachusetts Medical School; Department of Thoracic Surgery producing an average increase in subcutaneous tissue oxygenation of 54% in healthy individuals. Management believes that these tests provided the first-ever evidence that subcutaneous tissue could be oxygenated for the outside in.

The skin treatment is expected to have numerous applications in wound healing and anti-aging skincare treatments. Current medical research shows that each year, in the United States alone, medical problems associated with oxygen deprivation to the skin and tissues can affect over 16 million diabetics, two million burn patients, 600,000 individuals with impaired circulatory systems and countless others suffering from chronic wounds to fluid for transporting organs for transplant. Likewise, medical problems associated with anaerobic bacteria (i.e. organisms that thrive in the absence of oxygen) such as acne, diaper rash, post-operative infections and periodontal disease may be reduced or eliminated by application of his technology.

On November 1, 2002, the Company attended by invitation, a conference held by the Diabetes Technology Society in Atlanta, Georgia where it presented an abstract of its clinical findings.

Oxygen is also is an essential factor in aging as the facial skin loses about 40% of oxygen carrying capacity by age 65 (a factor in diminished collagen formulation and wrinkling). As a result, anti-aging/wrinkling applications of this technology may ultimately lead to a new line of skincare applications and products.

In July 2002, the Company reached an agreement for licensing existing machine technology from Life International Products, Inc. that included issuance of 325,000 shares of new Hydron stock and future royalty payments. This may allow Hydron to be able to manufacture future products under Hydron's tissue oxygenation pending patent. The company plans additional efficacy testing to further evaluate the technology and future potential products. It is anticipated that efficacy testing will require an additional 12 to 24 months.

Currently, the Company's cash flow is insufficient to exploit these new opportunities and therefore the Company is exploring alternative methods to finance their continued development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the three months ended September 30, 2002 were $305,281; a decrease of $202,012, or 40%, from net sales of $507,293 for the three months ended September 30, 2001. Net sales for the nine months ended September 30, 2002 were $1,187,686; a decrease of $166,457 or 12% from net sales of $1,354,143 for the nine months ended September 30, 2001.

Catalog net sales for the three months ended September 30, 2002 were $288,720; an increase of $21,773, or 8%, from catalog net sales of $266,947 for the three months ended September 30, 2001. Catalog net sales for the nine months ended September 30, 2002 were $919,791, an increase of $14,571 or 2% from catalog net sales of $905,220 for the nine months ended September 30, 2001. The increase in catalog sales for the three months ended September 30, 2002 and nine months ended September 30, 2002 was the result of improved third quarter catalog promotional activities.

Non-catalog net sales, including television, contract, and international sales, for the three months ended September 30, 2002 were $16,561; a decrease of $223,785, or 93%, from non-catalog net sales of $240,346 for the three months ended September 30, 2001. The quarterly non-catalog sales decrease reflects initial private label shipments in 2001 that were not replaced with turn sales in 2002. The Company sold $11,500 to television retailers for the three months ended September 30, 2002, as compared to $21,877 for the three months ended September 30, 2001. Television retailer contracts have been terminated as of March 2002, since the exclusivity was too restrictive.

The Company's overall gross profit margin for the three months ended September 30, 2002 was 81%, as compared to 58% for the three months ended September 30, 2001. The increase in gross profit margins for the period reflects a shift in product mix; with higher margin catalog sales representing 95% of sales for the three months ended September 30, 2002 as compared to catalog sales representing 53% of sales for the three months ended September 30, 2001.

R&D expenses for the three months ended September 30, 2002 were $15,990; a decrease of $25,934, or 62%, from R&D expenses of $41,924 for the three months ended September 30, 2001. The R&D expenses a year ago reflect clinical testing associated with the oxygenation project. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2002 were $344,552; a decrease of $29,877, or 8%, from SG&A expenses of $374,429 for the three months ended September 30, 2001. The decrease was principally due to reduced operating expenses after the office relocation.

Interest and investment income for the three months ended September 30, 2002 was $127, a decrease of $3,617, or 97%, from interest and investment income of $3,744 for the three months ended September 30, 2001. This decrease is due to lower cash balances in the 2002 period compared to the 2001 period. The Company maintains a conservative investment strategy, deriving investment income primarily from U.S. Treasury securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)
---------------------------------

The net loss for the three months ended September 30, 2002 was $204,049, a decrease of $32,965, or 14%, as compared to a net loss of $237,014 for the three months ended September 30, 2001. The decrease in the net loss resulted primarily from the factors discussed above.

Liquidity and Financial Resources
---------------------------------

The Company's working capital was approximately $395,574 at September 30, 2002, including cash and cash equivalents of approximately $31,996. There were no investing or financing activities for the three months ended September 30, 2002.

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

Item 4 - Controls and Procedures
--------------------------------

Within the 90-day period prior to the date of this report, Hydron Technologies, Inc. carried out an evaluation, under the supervision and with the participation of management, including its Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hydron Technologies, Inc.'s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that Hydron Technologies, Inc.'s disclosure controls and procedures are effective to timely alert them to material information required to be included in Hydron Technologies, Inc.'s Exchange Act filing.

There have been no significant changes in Hydron Technologies, Inc.'s internal controls or in other factors that could significantly affect internal controls subsequent to the date that Hydron Technologies, Inc. carried out its evaluation.

Part II - Other Information

Item 5.  Other Information

         Effective August 12, 2002, Charles Johnston resigned from the Board of Directors for personal reasons. It has not been determined as to whether this position will be filled or remains vacant.

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits
      --------

      99(i)    Principal Executive Officer Certification Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99(ii)   Principal Operating Officer Certification Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99(iii)  Principal Financial Officer Certification Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      Current report on Form 8-K
      --------------------------

               On November 14, 2002, the Company filed Items 7 and 9 to Form 8-K related to Statements Under Oath of Principal Executive Officer, Principal Operating Officer and Principal Financial Officer and Circumstances Relating to Exchange Act Filings.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HYDRON TECHNOLOGIES, INC.


                                           /s/ WILLIAM A. FAGOT
                                           -------------------------------------
                                           William A. Fagot
                                           Chief Financial Officer



Dated: November 14, 2002

                    Certification of Chief Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and
                           Item 307 of Regulation S-K

I, Richard Banakus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hydron Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepare;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (November 14, 2002); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ RICHARD BANAKUS
--------------------------
Richard Banakus
Chief Executive Officer
November 14, 2002

                    Certification of Chief Operating Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                         and Item 307 of Regulation S-K

I, Terrence S. McGrath, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hydron Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepare;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (November 14, 2002); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ TERRENCE S. MCGRATH
--------------------------
Terrence S. McGrath
Chief Operating Officer
November 14, 2002

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                         and Item 307 of Regulation S-K

I, William A. Fagot, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hydron Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepare;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (November 14, 2002); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ WILLIAM A. FAGOT
--------------------------
William A. Fagot
Chief Financial Officer
November 14, 2002