Form 10-K
period 2002-12-31
HYDRON TECHNOLOGIES INC
filed 2003-03-31
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002 or

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

      2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, FL 33073
      -------------------------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,680,405 based upon the closing price of $0.33 on March 12, 2003.

  Number of shares of Common Stock outstanding as of March 15, 2003: 7,050,136
                    Documents Incorporated by Reference: None


TABLE OF CONTENTS                                                                     PAGE

 Part I
         Item 1.  Business                                                               3
         Item 2.  Properties                                                            12
         Item 3.  Legal Proceedings                                                     12
         Item 4.  Submission of Matters to a Vote of Security Holders                   12

Part II
         Item 5.  Market for Registrants Common Equity and Related                      13
                  Stockholder Matters
         Item 6.  Selected Financial Data                                               13
         Item 7.  Management's Discussions and Analysis of Financial Condition
                     and Results of Operations                                          14
         Item7A.  Quantitative and Qualitative Disclosures About Market Risk            23
         Item 8.  Financial Statements and Supplemental Data                            24
         Item 9.  Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                           24

Part III
         Item 10. Directors and Executive Officers of the Registrant                    25
         Item 11. Executive Compensation                                                26
         Item 12. Security Ownership of Certain Beneficial Owners and
                     Management                                                         30
         Item 13. Certain Relationships and Related Transactions                        30
         Item 14. Controls and Procedures                                               31

Part IV
         Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K       31
         Report of Independent Certified Public Accountants                             33
         Financial Statements: Balance Sheets - December 31, 2002 and 2001              34
         Statements of Operations
             Years ended December 31, 2002, 2001 and 2000                               35
         Statements of Changes in Shareholders'
             Equity for the Years ended December 31, 2002, 2001 and 2000                36
         Statements of Cash Flow
             Years ended December 31, 2002, 2001 and 2000                               37
         Notes to Financial Statements                                                  38
         Consent of Independent Certified Public Accountant                             52
         Signatures                                                                     53
         Certification of Chief Officers Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K                  54
         Certification Pursuant to 18 U.S.C, Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002                              57

Item 1. Business

Introduction

         Hydron(TM) Technologies, Inc. ("the Company"), a New York corporation organized on January 30, 1948, maintains its principal office at 2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, Florida 33073 and its telephone number is (954) 861-6400.

         Hydron(TM) Technologies, Inc. markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(TM) polymer"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron(TM) linear polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron(TM) polymer have the potential for wide acceptance in consumer and professional health care markets.

Hydron Branded Skin Care Products

         The Company has been engaged in the development of various consumer products using Hydron(TM) polymers since 1986. The Company's products are designed to address concerns about aging, and include Hydron(TM) skincare, hair care, bath and body and sun care. The Company currently has thirty-nine individual products available in the following product lines: skin care (22 products), hair care (7 products), bath and body (8 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are available through the Hydron(TM) Catalog and Web site www.hydron.com ("Catalog").

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

         Management believes that the Hydron(TM) emulsion system can enhance the effectiveness of topical over-the-counter medications. The emulsion system is designed to deposit a polymer film on the skin's surface which has a number of advantages over traditional lotions: promotes hydration of the outer layer of skin, improves penetration into the skin's pores, and has good tactility and flexibility. The Company expects to continue to focus research and development resources on proprietary technology-based products as determined by Management's assessment of consumer demand.

         The Company discovered that the Hydron(TM) emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. It is evident in recent skin research (Kligman 2002) that the pH range of the emulsion system is ideal for contributing to the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier. A patent application was filed February 14, 2002 to cover this technology, which also applies to a new acne treatment system.

Super-oxygenated Fluids and Compositions

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

         This technology has far reaching implications in that oxygen can now be delivered into skin that does not receive sufficient oxygen from the bloodstream. Management believes that this approach to tissue oxygenation developed by Hydron(TM) is unique. It utilizes an existing technology that infuses liquid with oxygen at 20+ times normal levels to create a super-oxygenated liquid filled with micro-bubbles of highly pressurized oxygen. When placed in contact with the skin, the highly saturated fluid and micro-bubbles are transferred directly to the skin through osmosis and kinetic diffusion.

         Research and development efforts to date have included clinical testing, in-vitro bacteriological testing, micro-bubble size analysis, packaging prototypes, and stability testing. Clinical testing on healthy subjects was conducted at the University of Massachusetts Medical School; Department of Thoracic Surgery producing an average increase in subcutaneous tissue oxygenation of 54% in healthy individuals. Management believes that these tests provided the first-ever evidence that subcutaneous tissue could be oxygenated from the outside in.

         The skin treatment is expected to have numerous applications in wound healing and anti-aging skincare treatments. Current medical research shows that each year, in the United States alone, medical problems associated with oxygen deprivation to the skin and tissues can affect over 16 million diabetics, two million burn patients, 600,000 individuals with impaired circulatory systems and countless other applications, from individuals suffering with chronic wounds to extending the life of organs for transplant during transportation. Likewise, medical problems associated with anaerobic bacteria (i.e. organisms that thrive in the absence of oxygen) such as acne, diaper rash, post-operative infections and periodontal disease may be reduced or eliminated by application of this technology.

         Oxygen is also is an essential factor in aging as the facial skin loses about 40% of oxygen carrying capacity by age 65 (a factor in diminished collagen formulation and wrinkling). As a result, anti-aging/wrinkling applications of this technology may ultimately lead to a new line of skincare applications and products.

         In July 2002, the Company reached an agreement for licensing existing machine technology from Life International Products, Inc. that included issuance of 325,000 shares of new Hydron(TM) stock and future royalty payments. This will allow Hydron(TM) to be able to manufacture future products under Hydron(TM)'s tissue oxygenation pending patent. The company plans additional efficacy testing to further evaluate the technology and future potential products. It is anticipated that efficacy testing will require an additional 12 to 24 months. Initial testing will be focused on cell viability and gene expression within oxygen-deprived tissues subsequently exposed to super-oxygenated saline solutions.

         On December 10, 2002, Hydron(TM) completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), to several accredited investors including its chairman, Richard Banakus and a director, Ron Saul. Each Unit is comprised of one share of common stock and one three-year option to buy one additional common share at $.20. The proceeds will be added to the Company's working capital and enable Hydron(TM) Technologies to maintain its catalog business, while supporting basic development of Hydron(TM)'s patent pending skin and tissue oxygenation technology and associated intellectual property.

Professional Products

         The Company has also developed and currently markets a group of Hydron(TM) polymer-based products for dental professionals under the Hydrocryl(TM) brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl(TM) or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron(TM) polymer-based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl(TM) brand name products were minimal in 2002, 2001 and 2000.

Distribution

         The majority of the Company's products are currently sold in the United States through Hydron(TM) direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers, television retailers and, to a lesser extent, internationally through salons and doctors offices.

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

         The Company began diversifying away from television retailers in 2001 with continued focus on developing the Catalog business and the addition of a private label customer to provide additional cash flow. Further, the Company has been pursuing new international distribution and new products that would significantly augment Hydron(TM)'s direct marketing efforts. This development includes filing a patent in February 2002 on new acne formulas that provide marked performance improvements versus other over-the-counter products currently on the market.

Catalog Sales

         The Company's full color brochure offers personal care products for sale directly to consumers. The Catalog also provides information on new products, educates consumers on proper skin care and facilitates consumer re-ordering. The Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represents approximately 77% of Hydron(TM)'s total annual sales. The Company is continuing to explore new ways to enhance Catalog sales and operations.

Private Label Contracting

         Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Five products were introduced in August 2001 at a national sales meeting to Reliv's multi-tier marketing distribution network. A sixth new product was introduced in February 2002. The agreement requires minimum product purchases and advance payments to cover packaging and design costs. Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represent approximately 8.6% of Hydron(TM)'s total annual sales.

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

Retail

         The Company has established minor levels of retail distribution. Initially, utilizing excess inventory, the Company has sold product on a limited, promotional basis to several retailers utilizing current packaging configurations. It is anticipated that any significant retail effort of core Hydron(TM) products would require investment in repackaging.

Research and Development

         The Company expects to continue to focus research and development resources on additional Hydron(TM) polymer-based products, as well as other proprietary technology-based products as determined by Management's assessment of consumer demand. The Company's research and development efforts during 2002 continued to achieve greater diversification among the Company's product lines by development of new products targeted at the aging baby boomer marketplace.

         Management has completed development of an acne ingredient delivery system. The technology allows for acidic ingredients to be delivered to the straum corneum of skin at neutral pH (~6.8 to 7.0) where it then gradually adjusts to match the pH of the stratum corneum below 5.5. This delivery technique avoids the irritation and burning associated with traditional acne ingredients that deliver ingredients at pH values as low as 2.0. Hydron(TM) filed for provisional patent protection in February 2002 with a subsequent utility patent filed in February 2003 for the US and international markets.

         In the acne market, the medicinal cure is often more irritating and elicits more redness than the skin breakout. The new system significantly reduces the harshness and irritation caused by most acne products currently in the marketplace. This technology is being presented to potential private label customers.

         The Company is also continuing to research new technology-based and possibly patentable skin treatment systems that would augment its product line. During the last two years, the Company's research and development efforts advanced groundbreaking research into oxygenated skin treatments that may provide anti-aging treatments, wound treatments and healing enhancement. Where possible, the Company will license these technologies to other company's expert in their respective fields. Research and development efforts include product formulation, clinical testing, packaging design and prototypes, extensive product safety and stability testing conducted by medical professionals, efficacy studies to support product claims, and consumer research.

         Charles Fox, a consultant and a former member of the Company's Board of Directors from September 1997 to October 1998, leads the Company's research and development efforts. Mr. Fox was formerly director of product development for Warner Lambert Company's personal products division and president of the Society of Cosmetic Chemists.

Patented Technology

         The Company strongly believes that technology and patent protection are essential to providing a sound foundation for a new product. The Company was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron(TM)polymer and a unique combination of ingredients. These patents have expiration dates of November 28, 2006 and August 13, 2008, respectively. During 1999 the Company was granted U.S. Patent No. 5,879,684 for its "Line Smoothing Complex" formula. This product has been clinically shown to reduce fine lines and wrinkles. The patent has an expiration date of April 11, 2017. In addition, the Company has registered several trademarks relating to its cosmetic products.

         The Company has also received patent protection for its emulsification process in several countries to facilitate distribution and sale of these products outside of the United States. The Hydron(TM) polymer, utilized in cosmetic emulsions, creates a thin moisture-attracting film that is non-greasy; is not dissolved by sebaceous oils or perspiration; does not emulsify the skin's natural oils and humectants; and allows the skin to breathe. The film is insoluble in water and resistant to rub-off, but can easily be removed with cleanser and water.

         The Company subsequently discovered that the Hydron(TM) emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. It is evident in recent skin research that the pH range of the emulsion system is essential for contributing to the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier. The Company filed a provisional patent application related to acid based ingredient delivery, including acne ingredients in February 2002 with the corresponding utility patent application and international filings in February 2003.

         The Company also developed the super-oxygenation technology to deliver vital oxygen to skin and tissue without using the bloodstream. A provisional application was filed in February 2001 with the utility patent and associated international filings in January 2002. The Company is awaiting initial office action on the part of the US Patent and Trademark Office.

Manufacturing and Raw Materials

         Hydron(TM) polymer-based products are manufactured exclusively for the Company by independent third parties. The Company has used principally two manufacturers of cosmetic products because of the quality of their production and reasonable costs. To date, contract manufacturing has allowed the Company to meet inventory requirements in a timely manner. All raw material and packaging components for the Company's consumer and professional product lines are readily available to the Company from a variety of sources.

         The Company is not dependent on any sole manufacturer except that the Company's ability to obtain additional supply of the Hydron(TM) polymer is dependent on GP Strategies Corporation (formerly known as National Patent Development Corporation) ("GPS") and its assignee, Hydro-Med Sciences, Inc. ("Hydron-Med"), which owns certain proprietary information relating to the manufacture of the Hydron(TM) polymer. Under the terms of an agreement with GPS, as amended and restated (the "GPS Agreement"), GPS is obligated to supply the Company with up to 3,000 kilograms of the Hydron(TM) polymer for so long as GPS manufactures the Hydron(TM) polymer, and the Company is obligated to purchase its first 3,000 kilograms of Hydron(TM) polymer from GPS. In the event GPS is unable to manufacture and supply the Company with its requested quantity of Hydron(TM) polymer, GPS is obligated to provide the Company with information and assistance regarding all technology and manufacturing procedures (including know-how) possessed by GPS and use in connection with the manufacture of the Hydron(TM) polymer.

         The Company is currently negotiating certain changes in the GPS Agreement with Hydro-Med, including the provisions relating to supply of the Hydron(TM) polymer. Hydro-Med has advised the Company that it has disposed of the equipment used in the manufacture of the Hydron(TM) polymer and no longer has the in-house capability of manufacturing the Hydron(TM) polymer. The Company is engaged in discussions with Hydro-Med regarding alternative sources for the Hydron(TM) polymer. See discussion under "Agreement with GPS" below. Although the Company's inventory of the Hydron(TM) polymer is sufficient to satisfy current requirements, the loss of, or significant reduction in, a commercially suitable supply of the Hydron(TM) polymer would have a material adverse effect on the Company and its business.

Agreement with GPS

         Under the terms of the GPS Agreement, the Company has an exclusive worldwide license to manufacture, market or use non-prescription products that include the Hydron(TM) polymer in the consumer field, including in connection with cosmetic products and certain personal care products, and in the oral health field, including dentures. Under the GPS Agreement, GPS retained the exclusive right to manufacture, sell or distribute any prescription drug or medical device made with the Hydron(TM) polymer, other than in the oral health field. In addition, under the GPS Agreement, the Company and GPS may each manufacture, sell, and use non-prescription drug products that include the Hydron(TM) polymer as an active ingredient that are not included in their respective exclusive fields.

         Under the GPS Agreement, GPS also licenses to the Company the trademark Hydron(TM) for use in connection with the manufacture, marketing and use of products using Hydron(TM) polymers as permitted under the GPS Agreement.

         Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron(TM) polymer products, except for sales of non-prescription drug products utilizing the Hydron(TM) polymer as an active ingredient to third parties where the seller receives an up-front license fee, royalty or similar payment where the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. For the years ended December 31, 2002, 2001 and 2000, the Company has paid or accrued for payment to GPS approximately $0, $87,000 and $104,000, respectively. Of this amount, an aggregate of $127,437 was accrued and unpaid as of December 31, 2002. The accrued and unpaid royalties for the years ended December 31, 2001 and 2000 represent the difference between royalties paid by the Company for such years and the amount required under the terms of the GPS Agreement without deduction from the gross price of the product for certain packaging expenses. The Company has not received any royalty payments, or been advised of any sales that would entitle them to royalty payments during this period.

         GPS has assigned its rights under the GPS Agreement to Hydro-Med. In December 2002, the Company and Hydro-Med reached an agreement in principle to amend the GPS Agreement to eliminate their respective obligations to make royalty payments. Under the terms of this agreement in principle, the Company's obligation to pay accrued, but unpaid royalties, would also be eliminated. However, Hydro-Med has requested certain other changes to the GPS Agreement, including changes relating to Hydro-Med's obligation to supply the Hydron(TM) polymer, that are unacceptable to the Company. Accordingly, as of March 31, 2003, the Company has not entered in to a binding agreement to amend the terms of the GPS Agreement.

Inventory

         The Company did not have any backorder of firm booked orders as of December 31, 2002, and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders placed by Hydron(TM)'s private label customers and television retailers fluctuate on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within two days of the placement of the order.

         Most items can be produced within a 90-day period. Finished good inventory will average between 6-12 months of sales. Packaging components must be printed in larger quantities and the level of those types of items may exceed 12 months sales. The inventory level of the Hydron(TM) polymer, which is unique and comes from a single source, exceed several years and it is stored in two locations to ensure availability.

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

Competition

         The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions also have a significant impact on the consumer buying decisions. The Company competes against a number of marketers of skin care products, many of which have substantially greater resources than the Company. Although the Company is in competition with all skin care brands, direct competition in electronic retailing and catalog sales includes Principal Secret, ProActiv, Physician's Advice, Susan Lucci, Signature Club A, Marilyn Miglin, Dr. Graff, and Serious Skin Care.

Seasonality

         The Company's results of operations are not subject to seasonal fluctuations.

Employees

         The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervise its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company as of December 31, 2002 had nine full time positions.

Item 2. Properties

         The Company maintains its offices at 2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, Florida 33073. The lease on this office space (3,750 square feet) expires August 31, 2003 and required a monthly rent of approximately $5,400, including taxes and common area expenses.

         In August 2000, the Company's lease for its main warehouse at 95 Mayhill Street, Saddle Brook, New Jersey 07663 expired. The monthly rent was approximately $14,000. The Company moved the majority of its finished goods and components to a public warehouse at 14-01 Maple Avenue, Fair Lawn, New Jersey 07410 with a monthly rent of approximately $3,000 per month.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the year ended December 31, 2002.

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

                                             High          Low
                                            Closing      Closing
                                             Price        Price
                     2002
               --------------
               Fourth Quarter               $ 0.29       $ 0.20
               Third Quarter                  0.45         0.16
               Second Quarter                 0.34         0.21
               First Quarter                  0.39         0.25

                    2001
               --------------
               Fourth Quarter               $ 0.44       $ 0.30
               Third Quarter                  0.50         0.35
               Second Quarter                 0.53         0.19
               First Quarter                  0.24         0.13

         As of February 11, 2003, there were approximately 3,955 shareholders of record of the Company's Common Stock. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

Item 6. Selected Financial Data

                                                              Years Ended December 31,

                                            2002           2001           2000            1999           1998
                                         ----------     ----------     ----------      ----------     ----------
Net Sales                                $1,528,492     $1,985,313     $2,081,468      $2,593,448     $3,983,303
Operating  (Loss)                          (905,868)      (748,243)      (946,771)     (3,064,189)    (2,067,349)
Interest and Investment Income                1,028          9,198         20,945          80,860        144,203
Net (Loss)                                 (904,840)      (758,696)      (923,632)     (2,974,142)    (1,882,667)
Basic & Diluted Earnings
    (Loss) per Common Share                   (0.17)         (0.15)         (0.19)          (0.60)         (0.38)
Total Assets                              1,468,549      2,036,182      2,800,515       3,835,303      6,641,433
Total Shareholders' Equity                  887,606      1,382,944      2,141,640       3,065,272      5,974,571


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In 2002 the Company virtually eliminated sales made through television retailers as the result of terminating the exclusive relationship with HSN in late 2001 and as revenues derived from resales by QVC to prior customers declined. Management expects that in 2003 and beyond, an increasing portion of its sales will be generated from direct marketing by the Company through use of direct response mail, Catalog print and sales made on its web site. Management also expects that the Company will generate an increasing portion of its revenues from sales made through private label customers and will look for other opportunities to sell the Company's products through similar arrangements. Management anticipates introducing new cosmetic products based on its oxygenation technology, which will open doors for new distribution.

         Management believes that the Company's survival and success is dependent upon its ability to enhance distribution of its current products through its proprietary Catalog and web site, the expansion of consumer access, particularly through third-party licensing arrangements; development of new products for retail distribution and the use of alternative channels of distribution such as private labeling and expansion into international markets.

         Management believes that when patents are issued related to oxygenation technology, the Company will be likely to generate licensing income in the medical and related fields. The Company's ability to develop and market new cosmetic and OTC products will be significantly enhanced.

Results of Operations - 2002 versus 2001

         Net sales for 2002 were $1,528,492; a decrease of $456,821, or 23.0%, from net sales of $1,985,313 for the year ended December 31, 2001. During 2002, direct marketing catalog sales decreased slightly by $20,341, or 1.7%, from $1,197,438 in 2001 to 1,177,097 in 2002. The reduction in catalog sales resulted primarily from an increase in sales made with promotional discounts.

         Non-catalog sales, including private label, television retailer and international sales, decreased by approximately $436,480, or 55%, from $787,876 in 2001 to $351,395 in 2002. Sales to television retailers HSN and QVC decreased $328,454 or 95% from 347,631 in 2001 to $19,177 in 2002 primarily reflecting the termination of the HSN agreement in late 2001, as well as declining revenues received from resales by QVC to prior purchasers of the Company's products. Sales to television retailers represented 1% of the Company's sales in 2002, down from 18% in 2001. In addition, private label sales were $131,208 in 2002; a reduction of $271,349 or 67% from sales of $402,557 in 2001, primarily the result of pipeline fill shipped to the customer in the second half of 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company's overall gross profit margin was increased slightly to 62% of net sales for 2002 versus 61% for 2001 as the relative mix of catalog and non-catalog margins remained stable. The gross profit margin of Catalog sales decreased slightly to 80% in 2002 from 82% in 2001 as the result of the mix of products and collections sold.

         Royalty expenses in 2002 were $0, representing a decrease of $86,574, or 100%, from royalty expenses of $86,574 in 2001. The elimination of royalty expenses is the result of the agreement in principle to eliminate the respective royalty obligations of the parties under the GPS Agreement between the Company and Hydro-Med as assignee of GPS. The Company continues to negotiate the amendment of the GPS Agreement with Hydro-Med and as of the date of this filing, has not entered into a binding agreement to amend the terms of the GPS Agreement.

         Research and Development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, conduct consumer panel studies, and focus groups. R&D expenses in 2002 were $68,257, an increase of $9,935, or 17%, from R&D expenses of $58,322 in 2001. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in 2002 were $1,461,932, representing a slight increase of $5,932, or 0.4%, from SG&A expenses of $1,456,000 in 2001. Increased costs associated with sales commissions and insurance costs were offset by reductions in legal and audit fees and reduced travel expenses.

         Interest and investment income in 2002 was $1,028, a decrease of $8,170, or 89%, from interest income of $9,198 in 2001, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for 2002 of $904,840, representing an increase of $146,144 or 19% from the net loss of $758,696 for 2001, primarily a result of the factors discussed above.

Results of Operations - 2001 versus 2000

         Net sales for 2001 were $1,985,313; a decrease of $96,155, or 4.6%, from net sales of $2,081,468 for the year ended December 31, 2000 ("2000"). During 2001, direct marketing catalog sales increased by approximately $160,843, or 16%, from $1,036,595 in 2000 to $1,197,438 in 2001. The increase in direct marketing

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

catalog sales resulted primarily from an increase in new customer trial and the continuation of promotional offers to existing customers.

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

         Royalty expenses in 2001 were $86,574, representing a decrease of $16,984, or 16%, from royalty expenses of $103,558 in 2000. The decrease in 2001 is commensurate with the decrease in gross sales derived from Hydron(TM) polymer-based products by the Company. These expenses are related entirely to the Company's obligations under the GPS Agreement with Hydro-Med and pertain to the use of the Hydron(TM) polymers as a formula ingredient for many of the Company's products.

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

         Selling, general and administrative ("SG&A") expenses in 2001 were $1,456,000, representing a decrease of $470,959, or 24%, from SG&A expenses of $1,926,959 in 2000. This decrease is the result of: 1) lower marketing expenses associated with reducing activity with HSN in 2001 ($254,618), 2) reduced selling and advertising expenses associated with Catalog sales ($126,635), 3) reduced expenses related to outside consultants ($84,963), and 4) reduced

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expenses for rents resulting from the switch over to outside warehousing ($48,952). These cost reductions were partially offset by: 1) increased Catalog postage and handling associated with attracting new customers ($22,217), and 2) increased legal expenses associated with developing patents and contracts for new technology ($34,454).

         The Company operated 2001 at a close-to-break-even cash flow rate ($23,878) while carefully investisng in the future. Excluding some one-time charges, 2001 would have a positive cash flow of $157,629. During the year, there have been a number of one-time expenses that reduced operating cash, including: costs associated with a patent application ($58,572), legal costs associated with research and development technology ($84,718), and moving costs associated with the relocation of the corporate offices to Pompano Beach ($38,217).

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

Results of Operations - 2000 versus 1999

         Net sales for 2000 were $2,081,468; a decrease of $511,980, or 20%, from net sales of $2,593,448 for the year ended December 31, 1999 ("1999"). During 2000, Catalog sales increased by approximately $209,369, or 25%, from $827,226 in 1999 to $1,036,595 in 2000. The increase in Catalog sales resulted primarily from a substantial increase in the new customer trial and consistent promotional offers to existing customers. The customer base for the Company was increased by 32% during the year as trial events on the Web and through direct mail events brought in new customers.

         Non-catalog sales, including all sales to HSN and QVC, decreased by approximately $721,350, or 41%, from $1,766,223 in 1999 to $1,044,873 in 2000.
HSN sales slowed as the show schedule decreased on the HSN domestic channel, offset by an increase as HSE geared up for the Latin market introduction in November. Approximately 63% of the Company's non-catalog sales during 2000 were to HSN and approximately 36% of non-catalog sales were to QVC. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will decrease but remain

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

         Royalty expenses in 2000 were $103,558, representing a decrease of $38,416, or 27%, from royalty expenses of $141,974 in 1999. Royalties for 1999 included royalties due under the QVC agreement. The decrease in 2000 is generally commensurate with the decrease in gross sales for the Company in 2000 when QVC royalties are excluded. These expenses are related primarily to the GPS Agreement with Hydro-Med and pertain to the use of the Hydron(TM) polymers as a formula ingredient for many of the Company's products.

         Research and Development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in 2000 were $84,108, a decrease of $127,848, or 60%, from R&D expenses of $211,956 in 1999. In changing to a new electronic retailer, the Company's first priority was to establish the core line with the new TV audience. The need for new product introduction is more important for the second year and beyond. The amount of R&D expenses per

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in 2000 were $1,926,959, representing a decrease of $233,268, or 11%, from SG&A expenses of $2,160,227 in 1999. This decrease is the result of: 1) lower marketing and promotional expenses ($123,000), 2) reduced expenses related to outside consultants ($103,000), 3) reduced expenses for warehouse rent since September ($56,000), and 4) reduced insurance premiums ($47,000). These cost reductions were partially offset by 1) increased Catalog postage and handling associated with attracting new customers ($44,000), and 2) increased MIS expenses required for Catalog sales growth, including Hydron(TM) Website redesign ($41,000).

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

Liquidity and Capital Resources

         The Company's working capital was approximately $ 532,729 at December 31, 2002, including cash and cash equivalents of approximately $291,136. Cash used by operating activities was $203,117 and $22,814 was invested in patents. This was offset by proceeds from financing activities of $350,000.

         The Company has incurred significant losses over the past five years. The ability of the Company to continue as a going concern is dependent upon increasing sales while managing operating expenses.

         Management's plan to increase sales and reduce operating expenses includes the following elements:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   o Licensing proprietary and possibly patentable technologies, including skin and tissue oxygenation and the acne ingredient delivery system, where appropriate to third party companies.

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

   o In addition, the Company has plans to build upon its success in private label sales utilizing Hydron(TM) polymer based formulas. The Company is also pursuing international distribution agreements that will expand the Company's distribution around the world.

   o Regarding new products and markets, the Company will continue to develop proprietary technology that it believes will improve its long-term success in the skin care business, such as the acne ingredient delivery system. The Company's Super Oxygenated fluid and composition technology should allow significant advances in skin care products and open application and licensing opportunities beyond the skin care category.

   o The Company does not have the financial resources to sustain a national advertising campaign to support distribution of its products in conventional retail stores. In view of the foregoing, Management's strategy has been to enter into marketing, licensing and distribution agreements with third parties which have greater financial resources

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

         There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful.

Change in Accounting Principle and New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer systematically amortized, but instead are subject to periodic impairment testing which, at a minimum, will occur on an annual basis. We adopted SFAS No. 142 as of the beginning of fiscal 2002 and have accordingly ceased the amortization of goodwill and lived-lived intangible assets. As part of our ongoing compliance with the SFAS No. 142, we will perform our annual assessment during the first quarter.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented in Note 1 and Note 10 to the accompanying financial statements, and the interim reporting requirements will be adopted in the first interim period in 2003. We have not determined whether we will undertake a change to the fair value method in the near future. As our supplemental disclosure in Note 1 and Note 10 indicates, our adoption of the fair value provisions of SFAS No. 123 would have a negative effect on our Consolidated Income Statements.

         The effect of inflation has not been significant upon either the operations or financial condition of the Company.

Cautionary Statement Regarding Forward Looking Statements

         The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

intentions, beliefs or strategies regarding the future, including, without limitation, it's plans regarding distribution and marketing of it's products and the development, acquisition and marketing of new products. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward-looking statements.

Application of Critical Accounting Policies and Estimates

         The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies are significant in preparation of our financial statements.

Revenue Recognition

         Hydron(TM) records product sales when persuasive evidence of an arrangement exists, shipment has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. A provision is made at the time sales are recognized for the estimated cost of product warranties.

Allowance for Doubtful Accounts

         A majority of Hydron(TM) products (50% - 90%) are sold on a COD basis. Product sold on account is limited. Hydron(TM) generally computes an allowance for doubtful accounts by specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of our customers were to deteriorate, we may have to increase our allowance for doubtful accounts. This would reduce our earnings and our cash flows.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inventory Valuation

         Hydron(TM) initially values inventory at actual cost to purchase and/or manufacture inventory. We periodically review these values to ascertain that the inventory continues to maintain a market value that is in excess of its recorded cost. Generally, reductions in value of inventory below cost are caused by our maintenance of stocks of products in excess of demand. We regularly review inventory quantities on hand and, where necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of products demand and production requirement or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory. This would reduce our earnings and cash flows.

Long-Lived Assets

         Hydron(TM) reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Hydron(TM) recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of December 31, 2002 there was no deemed impairment of long-lived assets.

Property and Equipment

         Property and equipment, consisting primarily of furniture and equipment, is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years (see Note 6).

Stock-based Compensation

         The disclosure provision of Statement No. 148 have been adopted by the Company with appropriate disclosure identified above.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

Listed below are the directors and executive officers of the Company as of December 31, 2002:

         Name                       Position
         ----                       --------
         Richard Banakus            Director, Chairman and Interim President
         Karen Gray                 Director
         Joshua Rochlin             Director
         Terrence McGrath           Chief Operating Officer
         William Fagot              Chief Financial Officer

Mr. Ronald Saul joined the Board of Directors in January 2003.

Business Experience

         Richard Banakus, age 56, has served as a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

         Joshua Rochlin, age 36, has served as director for the Company since January 2000. Mr. Rochlin joined GoAmerica, a wireless internet service provider, in December 1999. He is currently Senior Vice President of Business Development at GoAmerica. Prior to joining GoAmerica, Mr. Rochlin was the founder and Chief Executive Officer of MyCalendar.com, LLC from December 1998 to December 1999. He previously served as an associate for the law firm of Rubin Baum Levin Constant & Friedman in New York City from February 1995 to December 1998.

         Karen Gray, age 44, has served as a director of the Company since December 1997 and was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Ronald Saul, age 55, has served as a director of the company since January 2003. From September 1992 to the present Mr. Saul has been a financial consultant. From October 1985 through August 1992 Mr. Saul was the Treasurer and Vice President of National Intergroup, a multi company holding company. From November 1970 to September 1985 Mr. Saul held various accounting and financial positions with National Intergroup Inc. and its successor company National Steel Corporation.

         Terrence McGrath, age 45, has served as Chief Operating Officer of the Company since January 2000. Mr. McGrath has 20+ years marketing, brand management and sales experience in a diverse range of consumer goods and cosmetic categories including Procter & Gamble Toiletries Division, Noxell, makers of Cover Girl and Noxzema products where he specialized in new category product development; The Isaly Klondike Company where he served as VP Marketing for Klondike Ice Cream; and Pioneer Products, where he served as VP Marketing and Sales for Betty Crocker licensed products.

         William Fagot, age 59, has served as Chief Financial Officer of the Company since March 2000. Mr. Fagot has 20+ years experience in companies that manufacture and market consumer products including The Seven-Up Company and Isaly Klondike Company. He held the position of Chief Financial Officer for these companies as well as a pension & welfare organization. He is a CPA, obtaining his experience with Ernst & Young.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the year ended December 31, 2002, all filing requirements applicable to Reporting Persons were complied with.

Item 11.  Executive Compensation

         The following table sets forth information for the years ended December 31, 2002, 2001 and 2000 with respect to all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. None of the Company's other executive officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 2002.

SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION
---------------------------------------------------------------------
                                                         OTHER ANNUAL
NAME AND PRINCIPLE POSITION   YEAR     SALARY     BONUS  COMPENSATION
---------------------------  ------  ----------  ------  ------------
Richard Banakus, Chairman     2002   $    6,000     0
---------------------------  ------  ----------  ------  ------------
                              2001   $    6,410     0
---------------------------  ------  ----------  ------  ------------
                              2000   $   20,000     0
---------------------------  ------  ----------  ------  ------------
Terrence S. McGrath, COO      2002   $  125,000     0
---------------------------  ------  ----------  ------  ------------
                              2001   $  122,000     0
---------------------------  ------  ----------  ------  ------------
                              2000   $  110,000     0
---------------------------  ------  ----------  ------  ------------
William A. Fagot, CFO         2002   $  110,000     0
---------------------------  ------  ----------  ------  ------------
                              2001   $  107,000     0
---------------------------  ------  ----------  ------  ------------
                              2000   $   81,200     0
---------------------------  ------  ----------  ------  ------------

         During 2002, the members of the Board were granted options to purchase 20,000 shares of the Company's common stock for participation on the Company's Board of Directors and an additional 5,000 shares if they were on a Board of Directors committee, subject to approval by the shareholders of the continuation of the stock option plans and an increase to the number of shares available.

         The following table sets forth certain information relating to option exercises effected during the year ended December 31, 2002, and the value of options held as of such date by the Company's Chief Executive Officer and all other persons who were executive officers of the Company and its subsidiaries for the year ended December 31, 2002. The Company does not have any outstanding stock appreciation rights.

Aggregate Option Exercises for the Year Ended December 31, 2002 and Year End Option Values


                                             Number of            Value(1) of
                                        securities underlying    In-the-money
                  Shares                 unexercised options      options at
                 Acquired               at December 31, 2002   December 31, 2002
Name                On       Value ($)      Exercisable/         Exercisable/
                 Exercise  Realized(2)    Unexercisable        Unexercisable

Richard Banakus    -0-         -0-          1,373,500(3)             -0-/-0-

--------------------
(1) Total value of unexercised options is based upon the closing price ($.21) of Common Stock as reported by NASDAQ on December 31, 2002.

(2) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise and the exercise price of the options.

(3) Includes 1,250,000 unexercised options purchased in the Company's private placement completed December 10, 2002.

         The Board of Directors has approved the issuance of an additional 58,500 options to Chairman, Richard Banakus, 200,000 options to COO, Terrence S. McGrath and 50,000 options to CFO, William A. Fagot; subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected as of December 31, 2002 calculations since there are insufficient options available without the shareholders actions.

Employment Agreement

         On September 19, 1997, the Board of Directors appointed Richard Banakus to serve as President of the Company on an interim basis. The Board agreed to pay Mr. Banakus a monthly salary of $10,000 and to reimburse his lodging expenses in Boca Raton, Florida and travel expenses to and from California, where Mr. Banakus resides. During April 1999, Mr. Banakus' salary was reduced to $5,000 per month. During May 1999, the Company granted Mr. Banakus options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.8125 per share in exchange for a further salary reduction to $1,666 per month. There were no employment contracts in 2002, 2001 and 2000.

Compensation of Directors

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus, Chairman of the Board, because of his status as Interim President. The Company does not have a written employment agreement with Mr. Banakus.

         Nonemployee directors and Mr. Banakus receive an annual fee of $5,000, accrued quarterly. During 2002, each of Messrs. Richard Banakus, Karen Gray, and Joshua Rochlin earned $5,000 for their service as a director. Mr. Ron Saul did not join the Board of Director until January 29, 2003. As of December 31,2002, unpaid director fees total approximately $50,000.

         The 1993 Nonemployee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 2002.

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

         In August 2001, the Company agreed to increase the options granted to Board members each year. Subject to shareholders approval, the Company agreed to grant option to purchase a total of 20,000 shares of the Company's common stock to each of the four individuals comprising the Board of Director, beginning with the calendar year 2000. Subject to shareholders approval, each Board Member will receive options to purchase 18,000 shares of common stock at an exercise price of $.20157 for their service in 2000 and options to purchase 20,000 shares of common stock at an exercise price of $.4275 for their service in 2001 and $.3155 for their services in 2002. Since the plan has not been amended by the shareholders, and there are insufficient options available in the current plan, the 2002 options have not been reflected as being outstanding as of December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2002 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 2002, and (iv) the share ownership of the Company of all directors and executive officers of the Company, as a group (six persons).

Name and Address of                 Amount and Nature of         Approximate
Beneficial Owner                    Beneficial Ownership      Percent of Class

Richard Banakus                         2,963,500(4)                35.2%
82 Verssimo Drive
Novato, CA 94947

Karen Gray                                 63,000(5)             Less than 1%
P.O. Box 478
Cutchogue, NY 11935

Joshua Rochlin                             40,000(6)             Less than 1%
1365 Milford Terrace
Teaneck, NJ 07666

Ron Saul                                  490,000(7)                 6.8%
3999 West Benden Drive
Murrysville PA 15668

All directors and executive
officers as a group (6 persons)         3,556,500(8)                41.1%

Item 13. Certain Relationships and Related Transactions

No applicable transactions.




--------------------
(4) Consists of 1,590,000 shares held directly and 1,373,500 shares issuable upon exercise of options.

(5) Consists of 3,000 shares held directly and 60,000 shares issuable upon exercise of options.

(6)      Consists of 40,000 shares issuable upon exercise of options.

(7) Consists of 365,000 shares held directly and 125,000 shares issuable upon exercise of options.

(8) Consists of 423,000 shares held directly and 174,000 shares issuable upon exercise of options.

Item 14. Control and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

         Our Chief executive Officer (CEO) and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this annual report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.

         (b) Changes in Internal Controls

         There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                                        Page
Reports of Independent Certified Public Accountants                       33

Financial Statements:
         Balance Sheets
         December 31, 2002 and 2001                                       34

         Statements of Operations
         Years ended December 31, 2002, 2001 and 2000                     35

         Statements of Changes in Shareholders'
         Equity for the Years ended December 31, 2002, 2001 and 2000      36

         Statements of Cash Flow
         Years ended December 31, 2002, 2001 and 2000                     37

         Notes to Financial Statements                                    38-51

All financial schedules are omitted since the required information is not present, is not in significant amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.(9)

3.2 By-laws of the Company, as amended March 17, 1988.(10)

3.3 Certificate of Amendment of the Restated Certificate of
Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988 (filed as Exhibit 3.2 therein).(11)

3.4 Certificate of Amendment of the Restated Certificate of
Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(12)

4.0 Non-Qualified Stock Option Plan.(13)

10.50 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated May 20, 1997.(14)

10.51 Personal Appearance Agreement between Mr. Charles Fox and the Company dated May 20, 1997.(14)

10.55 Service Agreement between Lauren Anderson and the Company dated January 1, 1998.(14)

10.56 Specimen of Subscription Agreement and Investment Letter,
Private Placement offering completed December 10, 2002.(15)

Marketing and Distribution Agreement between Home Shopping Club LP and the Company dated September 1, 1999(16)

1997 Nonemployee Director Stock Option Plan.(17)

(b) Reports on Form 8-K

         -Current Report on Form 8-K, dated November 14, 2002 reporting items 7 and 9.

         -Current Report on Form 8-K, dated January 2, 2003 reporting item 5
                  Other Events; Non-brokered private placement.

--------------------
(9) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.

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

(14) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1997.

(15) Incorporated by reference to the Company's report on Form 8-K (date of report January 2, 2003).

(16) Incorporated by reference to the Company's report on Form 8-K (date of report September 14, 1999), dated September 1, 1999.

(17) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A for the year ended December 31, 1996.

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying balance sheets of Hydron Technologies, Inc. as of December 31, 2002 and 2001 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydron(TM) Technologies, Inc. at December 31, 2002, 2001, and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced losses from operations in 2002, 2001, and 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented direct marketing techniques to increase the more profitable catalog sales, add new customers and take advantage of new channels of distribution (see note 11 to Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DaszkalBolton LLP
Boca Raton, Florida
March 18, 2003


                                       HYDRON TECHNOLOGIES, INC.

                                           Balance Sheets
                                                                                    December 31,
                                                                              2002               2001
                                                                          ------------       ------------
ASSETS

Current Assets
      Cash and cash equivalents                                           $    291,136       $    167,067
      Trade accounts receivable                                                 40,000             61,444
      Inventories                                                              742,529          1,164,297
      Prepaid expenses and other current assets                                 40,007             43,450
                                                                          ------------       ------------
                     Total current assets                                    1,113,672          1,436,258

Property and equipment, less accumulated
         depreciation of $552,459 and $534,533 at
         2002 and 2001, respectively                                             9,448             27,374
Deposits                                                                        20,817             28,203
Deferred product costs, less accumulated
         amortization of $5,317,262 and $5,482,021 at
         2002 and 2001, respectively                                           324,613            544,347
                                                                          ------------       ------------
                     Total Assets                                         $  1,468,549       $  2,036,182
                                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                    $    133,983       $    116,559
      Deferred revenues                                                         96,390            148,646
      Accrued liabilities                                                      350,570            388,033
                                                                          ------------       ------------
         Total current liabilities                                             580,943            653,238

Commitments and contingencies                                                       --                 --

Shareholders' equity
      Preferred stock - $.01 par value                                              --                 --
         5,000,000 shares authorized; no shares issued
         or outstanding
      Common stock - $.01 par value                                             71,103             50,353
         30,000,000 shares authorized; 7,110,336 shares
         5,035,336 shares issued ; and 7,050,136 shares and
         4,975,136 shares outstanding at 2002 and 2001, respectively
      Additional paid-in capital                                            19,890,587         19,501,837
      Accumulated deficit                                                  (18,634,926)       (17,730,088)
      Treasury stock, at cost; 60,200 shares                                  (439,158)          (439,158)
                                                                          ------------       ------------
         Total Shareholders' equity                                            887,606          1,382,944
                                                                          ------------       ------------
         Total liabilities and shareholders equity                        $  1,468,549       $  2,036,182
                                                                          ============       ============

                 See accompanying notes to financial statements

                            HYDRON TECHNOLOGIES, INC.

                            Statements of Operations


                                                Year ended December 31,
                                          2002           2001           2000
                                      -----------    -----------    -----------

Net Sales                             $ 1,528,492    $ 1,985,313    $ 2,081,468
Cost of sales                             588,447        771,480        450,478
                                      -----------    -----------    -----------
Gross profits                             940,045      1,213,833      1,630,990

Expenses
  Royalty expense                              --         86,574        103,558
  Research and development                 68,257         58,322         84,108
  Selling, general & administration     1,461,932      1,456,000      1,926,959
  Depreciation & amortization             315,724        361,180        463,136
                                      -----------    -----------    -----------
     Total expenses                     1,845,913      1,962,076      2,577,761

                                      -----------    -----------    -----------
Operating loss                           (905,868)      (748,243)      (946,771)

Interest income                             1,028          9,198         20,945
Loss on abandonment of lease                   --        (19,651)            --
Equity in earnings of joint venture            --             --          2,194
                                      -----------    -----------    -----------
     Loss before income taxes            (904,840)      (758,696)      (923,632)

Income taxes expense                           --             --             --
                                      -----------    -----------    -----------
     Net loss                         $  (904,840)   $  (758,696)   $  (923,632)
                                      ===========    ===========    ===========

Basic and diluted loss per share
  Net loss per common share           $     (0.17)   $     (0.15)   $     (0.19)
                                      ===========    ===========    ===========

Weighted average shares
  outstanding (basic and diluted)       5,201,369      4,975,136      4,975,136



            See accompanying notes to financial statements


                       HYDRON TECHNOLOGIES, INC.

             Statements of Changes in Shareholders' Equity
                       (Expressed in Thousands)

                                       Common Stock            Preferred Stock   Additional                Treasury
                                    -------------------      ------------------    Paid-in   Accumulated     Stock        Total
                                    Shares       Amount      Shares      Amount    Capital     Deficit     (at cost)     Equity
                                    ------       ------      ------      ------    -------     -------     ---------     ------
Balance at December 31, 1999         5,035    $     50          --          --    $ 19,502    $(16,048)    $   (439)    $  3,065

     Net loss                           --          --          --          --          --        (924)          --         (924)
                                     -----    --------    --------    --------    --------    --------     --------     --------
Balance at December 31, 2000         5,035          50          --          --      19,502     (16,972)        (439)       2,141

     Net loss                           --          --          --          --          --        (759)          --         (759)
                                     -----    --------    --------    --------    --------    --------     --------     --------
Balance at December 31, 2001         5,035          50          --          --      19,502     (17,730)        (439)       1,383

     Issuance of Common shares
        for license agreement          325           3          --          --          52          --           --           55
     Private placement of
        common shares                1,750          18          --          --         332          --           --          350
     Compensation expense from
        stock option awards                                                              4                                     4
     Net loss                           --          --          --          --          --        (905)          --         (905)
                                     -----    --------    --------    --------    --------    --------     --------     --------
Balance at December 31, 2002         7,110    $     71    $     --    $     --    $ 19,890    $(18,635)    $   (439)    $    887
                                     =====    ========    ========    ========    ========    ========     ========     ========



            See accompanying notes to financial statements


                       HYDRON TECHNOLOGIES, INC.

                       Statements of Cash Flows

                                                                           Year ended December 31,
                                                                     2002            2001            2000
                                                                  ---------       ---------       ---------
Operating Activities
     Net Loss                                                     $(904,840)      $(758,696)      $(923,632)
        Adjustments to reconcile net loss to
         net cash used by operating activities
              Depreciation and amortization                         315,724         361,180         463,136
              Loss on disposal of assets                                 --          19,651              --
              Equity in earnings of joint venture                        --              --          (2,194)
              Compensation expense from stock option awards           4,250

        Change in operating assets and liabilities
              Trade accounts receivables                             21,444          74,862         (97,816)
              Inventories                                           421,768         325,099         (51,104)
              Prepaid expenses and other current assets               3,443          (3,831)         78,834
              Deposits                                                7,386          32,198         116,047
              Accounts payable                                       17,424         (78,232)         67,248
              Deferred revenues                                     (52,256)        148,646              --
              Accrued liabilities                                   (37,460)        (76,051)       (178,404)
                                                                  ---------       ---------       ---------
        Net cash provided (used) by operating activities           (203,117)         44,826        (527,885)

Investing activities
     Capital Expenditures, net                                           --         (10,133)             --
     Deferred product costs                                         (22,814)        (58,572)             --
     Proceeds from liquidation of joint venture                          --              --          64,915
                                                                  ---------       ---------       ---------
        Net cash provided (used) by investing activities            (22,814)        (68,705)         64,915

Financing activities
     Proceeds from private placement of 1,750,000 shares
         of Common Stock                                            350,000              --              --

                                                                  ---------       ---------       ---------
        Net increase (decrease) in cash and cash equivalents        124,069         (23,879)       (462,970)

Cash and cash equivalents at beginning of period                    167,067         190,946         653,916

                                                                  ---------       ---------       ---------
Cash and cash equivalents at end of period                        $ 291,136       $ 167,067       $ 190,946
                                                                  =========       =========       =========

Noncash investing and financing activities
        Market value of stock issued for license agreement        $  55,250              --              --



            See accompanying notes to financial statements

                       Hydron Technologies, Inc.

                     Notes to Financial Statements

                   December 31, 2002, 2001, and 2000

1. Description of Business and Summary of Significant Accounting Policies

Organization of Business

         Hydron(TM) Technologies, Inc. (the "Company") sells consumer and professional products, primarily in the personal care/cosmetics field. The Company holds the exclusive license with National Patent Development Corporation ("National Patent") to a Hydron(TM) polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which the Company intends to use to develop proprietary products or license to third parties. The Company owns U.S. and international patents on a method to suspend the Hydron(TM) polymer in a stable emulsion for use in personal care/cosmetic products.

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

Cash and Cash Equivalents

         Cash and cash equivalents includes $277,886 which are covered by the Federal Deposit Insurance Commission.

         The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Concentration of Credit Risk

         Trade accounts receivable are due primarily from Reliv International, Inc. and QVC, Inc. which are usually paid to the Company within 30 days after receipt of goods. The Company performs ongoing evaluations of its significant

                            Hydron Technologies, Inc.

1. Description of Business and Summary of Significant Accounting Policies (continued)

customers and does not require collateral. At December 31, 2002, the entire amount due is from an international broker and is secured by funds in escrow.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, packaging and raw materials.

Long-Lived Assets

         Hydron(TM) reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Hydron(TM) recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of December 31, 2002 there was no deemed impairment of long-lived assets.

Property and Equipment

         Property and equipment, consisting primarily of furniture and equipment, is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years (see Note 4).

Deferred Product Costs

         Deferred product costs consist primarily of costs incurred for the purchase and development of patents and product rights (see Note 5). The deferred product costs are being amortized over their estimated useful lives of eight to twenty years using the straight-line method.


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

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. The disclosure provision of Statement No. 148 have been adopted by the Company with appropriate disclosure included in
Note 10, Stock Options and Warrants.

Revenue Recognition and Product Warranty

         Revenue from product sales is recognized at the time of shipment. Provision is made in the period of the sale for estimated product returns from the ultimate end user.

Advertising

         Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses." Advertising expenses amounted to approximately $72,000, $77,000, and $192,000, for 2002, 2001, and 2000,
respectively.

2.  Fair Value of Financial Instruments

         The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short maturities.

                            Hydron Technologies, Inc.

3.  Inventories

         At December 31, 2002 and 2001, inventories consist of the following:

                                               2002           2001
                                           -----------    -----------

          Finished Goods                   $   208,748    $   543,880
          Raw materials and components         533,781        620,417
                                           -----------    -----------

                                           $   742,529    $ 1,164,297
                                           ===========    ===========

         The company's earnings were reduced for excess inventory by $128,893, $154,594 and $0, for the years ended December 31, 2002, 2001 and 2000, respectively.

4. Property and Equipment

         At December 31, 2002 and 2001, property and equipment consisted of the following:

                                               2002           2001
                                           -----------    -----------

          Furniture and equipment          $   561,907    $   561,907
          Less accumulated depreciation       (552,459)      (534,533)
                                           -----------    -----------

                                           $     9,448    $    27,374
                                           ===========    ===========

         Depreciation for the year ended December 31, 2002, 2001 and 2000 was approximately $17,926, $74,111 and $175,741 respectively.

5. Deferred Product Costs and Royalty Agreements

         From 1976 through 1989, the Company and GP Strategies Corporation (formerly known as National Patent Development Corporation) ("GPS") entered into various agreements, wherein the Company obtained the exclusive worldwide rights to market products using Hydron(TM) polymers in the consumer and oral health fields, the two fields in which the Company has concentrated its research and development efforts, and to utilize the Hydron(TM) polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The

                            Hydron Technologies, Inc.

5. Deferred Product Costs and Royalty Agreements (continued)

Hydron(TM) polymer is the underlying technology in substantially all of the Company's products. GPS has the exclusive worldwide license to market prescription drugs and medical devices using Hydron(TM) polymers. Further, each has the right to exploit products with Hydron(TM) polymers not in the other's exclusive fields. As consideration for product rights obtained, the Company issued GPS an aggregate of 220,000 shares of common stock through 1989, valued at $5,370,000. The valuation for these shares was based on the market prices of the Company's common stock at the dates the agreements were made.

         At December 31, 2002 and 2001, deferred product costs consisted of the following:

                                               2002           2001
                                           -----------    -----------

          Deferred product cost            $   271,875    $   406,368
          Patent cost                        5,370,000      5,620,000
                                           -----------    -----------
                                             5,641,875      6,026,368
          Less accumulated amoritization    (5,317,262)    (5,482,021)
                                           -----------    -----------

                                           $   324,613    $   544,347
                                           ===========    ===========

         Amortization for the year ended December 31, 2002, 2001 and 2000 was approximately $ 297,798, $287,069 and $287,395 respectively. Estimated future amortization of intangible assets are as follows:

                                2003   $183,278
                                2004     23,343
                                2005     23,343
                                2006     23,343
                                2007     12,293
                                       --------

                                       $265,600
                                       ========

         Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron(TM) polymer products, except for sales of non-prescription drug products utilizing the Hydron(TM) polymer as an active ingredient to third parties where the seller receives an up-front license fee, royalty or similar

                            Hydron Technologies, Inc.

5. Deferred Product Costs and Royalty Agreements (continued)

payment where the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. For the years ended December 31, 2002, 2001 and 2000, the Company has paid or accrued for payment to GPS approximately $0, $87,000 and $104,000, respectively. Of this amount, an aggregate of $127,437 was accrued and unpaid as of December 31, 2002. The accrued and unpaid royalties for the years ended December 31, 2001 and 2000 represent the difference between royalties paid by the Company for such years and the amount required under the terms of the GPS Agreement without deduction from the gross price of the product for certain packaging expenses. The Company has not received any royalty payments, or been advised of any sales that would entitle them to royalty payments during this period.

         The Company's ability to obtain additional supply of the Hydron(TM) polymer is dependent on GP Strategies Corporation (formerly known as National Patent Development Corporation) ("GPS") and its assignee, Hydro-Med Sciences, Inc. ("Hydron-Med"), which owns certain proprietary information relating to the manufacture of the Hydron(TM) polymer. Under the terms of an agreement with GPS, as amended and restated (the "GPS Agreement"), GPS is obligated to supply the Company with up to 3,000 kilograms of the Hydron(TM) polymer for so long as GPS manufactures the Hydron(TM) polymer, and the Company is obligated to purchase its first 3,000 kilograms of Hydron(TM) polymer from GPS. In the event GPS is unable to manufacture and supply the Company with its requested quantity of Hydron(TM) polymer, GPS is obligated to provide the Company with information and assistance regarding all technology and manufacturing procedures (including know-how) possessed by GPS and use in connection with the manufacture of the Hydron(TM) polymer.

         The Company is currently negotiating certain changes in the GPS Agreement with Hydro-Med, including the provisions relating to supply of the Hydron(TM) polymer. Hydro-Med has advised the Company that it has disposed of the equipment used in the manufacture of the Hydron(TM) polymer and no longer has the in-house capability of manufacturing the Hydron(TM) polymer. The Company is engaged in discussions with Hydro-Med regarding alternative sources for the Hydron(TM) polymer. See discussion under "Agreement with GPS" below. Although the Company's inventory of the Hydron(TM) polymer is sufficient to satisfy current requirements, the loss of, or significant reduction in, a commercially suitable supply of the Hydron(TM) polymer would have a material adverse effect on the Company and its business.

         GPS has assigned its rights under the GPS Agreement to Hydro-Med. In December 2002, the Company and Hydro-Med reached an agreement in principle to amend the GPS Agreement to eliminate their respective obligations to make royalty payments. Under the terms of this agreement in principle, the Company's obligation to pay accrued, but unpaid royalties, would also be eliminated. However, Hydro-Med has requested certain other changes to the GPS Agreement, including changes relating to Hydro-Med's obligation to supply the Hydron(TM) polymer, that are unacceptable to the Company. Accordingly, as of March 31, 2003, the Company has not entered in to a binding agreement to amend the terms of the GPS Agreement.

                            Hydron Technologies, Inc.

6.  Significant Customer

         The Company sold a substantial portion of its products to Reliv, HSN, and QVC. The percent of the Company's sales for the years ended December 31, 2002, 2001, and 2000 and trade receivable balances as of December 31, 2002, 2001, and 2000 are as follows:

                                   2002          2001          2000
                                 -------       -------       -------
          Percent of Sales
                    Reliv              9%           20%            0%
                     HSN               0%            1%           32%
                     QVC               1%            7%           18%

          Trade Receivables
                    Reliv        $    --       $17,559       $    --
                     HSN         $    --       $    --       $97,186
                     QVC         $    --       $33,041       $44,120

         Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc (Reliv) to develop and manufacture a line of private label skin care products to be distributed through Reliv's multi-tier marketing distribution network. Five products were introduced in August 2001, and a sixth product was added in February 2002. The agreement requires minimum product purchases and advance payments to cover packaging and design costs.

7.  Income Taxes

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There has been no income tax expense during the three years ended December 31, 2002.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                       2002           2001           2000
                                   -----------    -----------    -----------

Net operating loss carryforwards   $ 7,890,000    $ 7,494,000    $ 7,135,000
Tax credit carry forwards              180,000        180,000        180,000
Other                                  230,000        465,000        575,000
                                   -----------    -----------    -----------

Deferred tax assets                  8,300,000      8,139,000      7,890,000
Less valuation allowance            (8,300,000)    (8,139,000)    (7,890,000)
                                   -----------    -----------    -----------

Total net deferred taxes           $        --    $        --    $        --
                                   ===========    ===========    ===========

                            Hydron Technologies, Inc.

7. Income Taxes (continued)

         FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, Management has determined that an $8,300,000 valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $161,000, $249,000, and $281,000 in 2002, 2001 and 2000, respectively. At December 31, 2002, the Company has available net operating loss carryforwards of $20,762,000, which will expire beginning in the year 2003 and through the year 2022.

         The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows: Year ended December 31,

                                                    2002       2001       2000
                                                    ----       ----       ----

Tax at U.S. statutory rates                         -34%       -34%       -34%
State income taxes, net of federal tax benefit       -4%        -4%        -4%
Valuation allowance adjustments                      38%        38%        38%
                                                   ----       ----       ----

                                                      0%         0%         0%
                                                   ====       ====       ====

8.  Stock Options and Warrants

         The number of shares of common stock reserved for issuance was 2,036,100 for December 31, 2002 and 261,100 for 2001. This includes 1,750,000 shares for the private placement subscription agreements completed December 10, 2002.

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

         During August 1999, the Company agreed to increase the annual May 1st grant to the Board Members from 2,000 to 20,000 shares of the Company's common

                            Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)

stock, subject to shareholders' approval at the next annual meeting. Since the options have been granted pending shareholders' approval, the options are reflected as outstanding as of December 31, 2002. These options expire five years from the date of grant and all outstanding options are exercisable at December 31, 2002. There are no options available for grant under this plan at December 31, 2002.

               Activity with respect to these plans is as follows:

                                                                        Weighted
                                                       Number of        Average
                                       Options/          Price          Exercise
                                       Warrants        Per Share         Price
                                       --------     ---------------      -----

Outstanding at December 31, 1999        240,000     $ 0.53 to 23.91      $2.06
         Stock options granted            8,000       0.37                0.37
         Stock options expired          (30,000)      0.64 to 23.91       6.53
                                      ---------

Outstanding at December 31, 2000        218,000       0.37 to 12.50       1.38
         Stock options granted               --            --               --
         Stock options expired          (11,500)      0.53 to 12.50       8.86
                                      ---------

Outstanding at December 31, 2001        206,500       0.37 to 3.53        0.96
         Stock options granted           81,000       0.20 to 0.43        0.32
         Stock options expired          (64,000)      0.31 to 3.53        1.34
                                      ---------

Outstanding at December 31, 2002        223,500     $ 0.20 to 2.42       $0.62
                                      =========

         The Board of Directors has approved the issuance of an additional 353,500 options, subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected as of December 31, 2002 calculations since there are insufficient options available without the shareholders actions.

Other Options and Warrants

         The Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), on December 10, 2002 to several accredited

                           Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)

investors. Each Unit is comprised of one share of common stock and one three-year option to buy one additional common share at $.20. As of December 31, 2002 all 1,750,000 options are outstanding.

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

                                                                    Weighted
                                                    Number of        Average
                                     Options          Price         Exercise
                                    Warrants        Per Share         Price
                                    --------     ----------------    ------

Outstanding at December 31, 2000     150,000     $ 2.50 to 25.00     $10.00
         Stock options expired      (150,000)      2.50 to 13.75      10.00
                                    --------

Outstanding at December 31, 2001          --
         Stock options granted        25,000           0.22            0.22
                                    --------

Outstanding at December 31, 2002      25,000          $0.22          $ 0.22
                                    ========

         Research and Development cost for the year ended December 31, 2002 included $5,250 representing the fair value of option granted to the Company's technical consultant.

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2001 and 2000:

                            Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)

                                            2002        2001      2000
                                           ------     -------    ------

       Risk-free interest rate                4.5%       *            6%
       Expected life                       5 years       *       5 years
       Expected volatility                    159%       *          825%
       Expected dividend yield                  0%       *            5%
       * No options were granted in 2001

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

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on proforma net income reflects only the vesting of 2000, 1999, 1998, 1997, and 1996 awards in 2000, and the vesting of 2002, 2000, 1999, and 1998 awards in 2002 in accordance with Statement No. 123. There were no awards made in 2001. Because compensation expense associated with the stock option award is recognized over the vesting period, the initial impact of applying Statement No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income.

         The following table illustrates the effect on the net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

                            Hydron Technologies, Inc.

8. Stock Options and Warrants (continued)
                                                 Year ended December 31,
                                            2002          2001          2000
                                         ---------     ---------     ---------

Net income, as reported                  $(904,840)    $(758,696)    $(923,632)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects       $ (12,500)    $      --     $  (1,520)
                                         ---------     ---------     ---------

Pro Forma net income                     $(917,340)    $(758,696)    $(925,152)
                                         =========     =========     =========

Basic and diluted loss per share
                  As reported            $   (0.17)    $   (0.15)    $   (0.19)
                                         =========     =========     =========
                   Pro forma             $   (0.18)    $   (0.15)    $   (0.19)
                                         =========     =========     =========

         There were no options granted during the year ended December 31, 2001. The weighted average remaining contractual life of all options outstanding at December 31, 2002 was 2.9 years.

9. Commitments

         The Company leases office space under a noncancelable lease agreement, which expires in August 2003. At December 31, 2002, the future minimum rental payments due under this noncancelable lease are $42,300 for the year ending December 31, 2003. Net rent expense was approximately $70,000, $74,900, and $185,000 in 2002, 2001, and 2000, respectively.

10. Quarterly Financial Data (unaudited)

                                   For the year ended December 31, 2002

                             First        Second         Third        Fourth
                            Quarter       Quarter       Quarter       Quarter
                           ---------     ---------     ---------     ---------

Net Sales                  $ 380,257     $ 502,148     $ 305,281     $ 340,807
Operating Income (Loss)     (194,756)     (198,394)     (204,174)     (308,540)
Net Income (Loss)           (194,459)     (198,041)     (204,048)     (308,289)
Income (Loss) per share    $   (0.04)    $   (0.04)    $   (0.04)    $   (0.05)

                            Hydron Technologies, Inc.

11. Management's Plan

         The Company has incurred significant losses over the past five years. The ability of the Company to continue as a going concern is dependent upon increasing sales while managing operating expenses.

         Management's plan to increase sales and reduce operating expenses includes the following elements:

   o Licensing proprietary and possibly patentable technologies, including skin and tissue oxygenation and the acne ingredient delivery system, where appropriate to third party companies.

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

   o In addition, the Company has plans to build upon its success in private label sales utilizing Hydron(TM) polymer based formulas. The Company is also pursuing international distribution agreements that will expand the Company's distribution around the world.

   o Regarding new products and markets, the Company will continue to develop proprietary technology that it believes will improve its long-term success in the skin care business, such as the acne ingredient delivery system. The Company's Super Oxygenated fluid and

                            Hydron Technologies, Inc.

11. Management's Plan (continued)

         composition technology should allow significant advances in skin care products and open application and licensing opportunities beyond the skin care category.

   o The Company does not have the financial resources to sustain a national advertising campaign to support distribution of its products in conventional retail stores. In view of the foregoing, Management's strategy has been to enter into marketing, licensing and distribution agreements with third parties which have greater financial resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

         There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful.

                            [LOGO DaszkalBolton LLP]




Michael I. Daszkal, CPA, P.A.                          2401 N.W. Boca Raton Blvd
Jeffrey A. Bolton, CPA, P.A.                           Boca Raton, FL 3343
Timothy R. Devlin, CPA, P.A.                           t: 561.367.1040
Michael S. Kridel, CPA, P.A.                           f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                          www.daszkalbolton.com


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



         We hereby consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 33-78296, 33-84554, and 33-11765) of Hydron
Technologies, Inc. and the related prospectuses of our audit report dated March 18, 2003 with respect to the balance sheets at December 31, 2002 and 2001and statements of operations, changes in shareholder' equity and cash flows of Hydron Technologies, Inc. for the years ended December 31, 2002, 2001 and 2000 in the Form 10-K.





/s/ DASZKAL BOLTON LLP


Boca Raton, Florida
March 18, 2003

Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Hydron Technologies, Inc.
                           (Registrant)

                           By: /s/ Richard Banakus
                              -----------------------

                           Richard Banakus, Interim President

                           Date: March 31, 2003

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

                    Certification of Chief Executive Officer
                Pursuant to Section 302 of the Sarbanes-Oxley Act
                     of 2002 and Item 307 of Regulation S-K

I, Richard Banakus, certify that:

1. I have reviewed this annual report on Form 10-K of Hydron Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepare;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (March 31, 2003); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Richard Banakus
------------------------
Richard Banakus
Chief Executive Officer
March 31, 2003

                    Certification of Chief Operating Officer
                Pursuant to Section 302 of the Sarbanes-Oxley Act
                     of 2002 and Item 307 of Regulation S-K

I, Terrence S. McGrath, certify that:

1. I have reviewed this annual report on Form 10-Q of Hydron Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepare;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (March 31, 2003); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Terrence S. McGrath
------------------------
Terrence S. McGrath
Chief Operating Officer
March 31, 2003

                    Certification of Chief Financial Officer
                 Pursuant to Section 302 of the Sarbanes-Oxley Act
                     of 2002 and Item 307 of Regulation S-K

I, William A. Fagot, certify that:

1. I have reviewed this annual report on Form 10-Q of Hydron Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepare;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (March 31, 2003); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ William A Fagot
------------------------
William A. Fagot
Chief Financial Officer
March 31, 2003