Form 10-Q
period 2003-03-31
HYDRON TECHNOLOGIES INC
filed 2003-05-13
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: March 31, 2003
                                    or

  [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the Period from __________ to __________

                         Commission File Number: 0-6333

                            HYDRON TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             New York                                     13-1574215
   -------------------------------            --------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification)
    incorporation or organization)


   2201 West Sample Road, Building 9, Suite 7B
            Pompano Beach, FL 33073                    (954) 861-6400
    ----------------------------------------   -------------------------------
    (Address of Principal Executive Offices)   (Registrant's telephone number)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No.

Number of shares of common stock outstanding as of April 30, 2003: 7,110,336

TABLE OF CONTENTS                                                           PAGE

Part I. Financial Information
-----------------------------

         Item 1. Financial Statements (Unaudited)

         Balance Sheets-- March 31, 2003 and December 31, 2002                3

         Statements of Operations-- Three months ended March 31,
         2003 and 2002                                                        4

         Statements of Cash Flows-- Three months ended March 31,
         2003 and 2002                                                        5

         Notes to Financial Statements                                      6-7

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-14

         Item 4. Control and Procedures                                       15

Part II. Other Information
--------------------------

         Exhibits and Reports on Form 8-K.                                    16

         Signatures                                                           17

         Certification of Chief Officers Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K         18-20

         Certification Pursuant to 18 U.S.C, Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         21-23

                            HYDRON TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                                                        March 31, 2003 December 31, 2002
                                                         (Unaudited)        (Note)
                                                         ------------    ------------
ASSETS

Current Assets
     Cash and cash equivalents                           $    172,011    $    291,136
     Trade accounts receivable                                  4,858          40,000
     Inventories                                              725,521         742,529
     Prepaid expenses and other current assets                 28,131          40,007
                                                         ------------    ------------
            Total current assets                              930,521       1,113,672

Property and equipment, less accumulated
        depreciation of $554,829 and $552,459 at
        2003 and 2002, respectively                            12,916           9,448
Deposits                                                       20,816          20,816
Deferred product costs, less accumulated
        amortization of $5,364,662 and $5,317,262 at
        2003 and 2002, respectively                           283,693         324,613

                                                         ------------    ------------
            Total Assets                                 $  1,247,946    $  1,468,549
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                    $     79,185    $    133,983
     Deferred revenues                                        123,042          96,390
     Accrued liabilities                                      365,824         350,570
                                                         ------------    ------------
        Total current liabilities                             568,051         580,943

Commitments and contingencies                                      --              --

Shareholders' equity
     Preferred stock - $.01 par value
        5,000,000 shares authorized; no shares issued
        or outstanding                                             --              --
     Common stock - $.01 par value
        30,000,000 shares authorized; 7,110,336 shares
        issued; and 7,050,136 shares outstanding
        at 2003 and 2002, respectively                         71,103          71,103
     Additional paid-in capital                            19,890,587      19,890,587
     Accumulated deficit                                  (18,842,637)    (18,634,926)
     Treasury stock, at cost; 60,200 shares                  (439,158)       (439,158)
                                                         ------------    ------------
        Total Shareholders' equity                            679,895         887,606

                                                         ------------    ------------
        Total liabilities and shareholders equity        $  1,247,946    $  1,468,549
                                                         ============    ============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements

                            HYDRON TECHNOLOGIES, INC.

                        Condensed Statement of Operations
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2003              2002
                                                   -----------      -----------

Net Sales                                          $   276,662      $   380,257
Cost of sales                                           65,574           85,581
                                                   -----------      -----------
Gross profits                                          211,088          294,676

Expenses
    Royalty expense                                         --           19,086
    Research and development                            17,179           17,877
    Selling, general & administration                  352,238          377,469
    Depreciation & amortization                         49,770           75,000
                                                   -----------      -----------
                Total expenses                         419,188          489,432

                                                   -----------      -----------
Operating loss                                        (208,100)        (194,756)

Interest income                                            388              297
                                                   -----------      -----------
                Loss before income taxes              (207,712)        (194,459)

Income taxes expense                                        --               --
                                                   -----------      -----------
                Net loss                           $  (207,712)     $  (194,459)
                                                   ===========      ===========

Basic and diluted loss per share
    Net loss per common share                      $     (0.03)     $     (0.04)
                                                   ===========      ===========

Weighted average shares
    outstanding (basic and diluted)                  7,050,136        4,975,136


                  See notes to condensed financial statements.

                            HYDRON TECHNOLOGIES, INC.

                        Condensed Statements of Cash Flow
                                   (Unaudited)

                                                                    Three Months ended
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
Operating Activities
     Net Loss                                                  $   (207,712)   $   (194,459)
        Adjustments to reconcile net loss to
         net cash provided (used) by operating activities
           Depreciation and amortization                             49,770          75,000

        Change in operating assets and liabilities
           Trade accounts receivables                                35,142          15,960
           Inventories                                               17,008          49,720
           Prepaid expenses and other current assets                 11,877          20,073
           Deposits                                                      --            (187)
           Accounts payable                                         (54,798)         62,040
           Deferred revenues                                         26,652          (7,535)
           Accrued liabilities                                       15,254         (16,601)
                                                               ------------    ------------
        Net cash provided (used) by operating activities           (106,807)          4,011

Investing activities
     Capital Expenditures, net                                       (5,838)             --
     Deferred product costs                                          (6,480)             --
                                                               ------------    ------------
        Net cash provided (used) by investing activities            (12,318)             --

Financing activities
        Net cash provided (used) by financing activities                 --              --

                                                               ------------    ------------
        Net increase (decrease) in cash and cash equivalents       (119,125)          4,011

Cash and cash equivalents at beginning of period                    291,136         167,067

                                                               ------------    ------------
Cash and cash equivalents at end of period                     $    172,011    $    171,078
                                                               ============    ============

                  See notes to condensed financial statements.

                           Hydron Technologies, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)


Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Inventories

         Inventories consist of the following:

                                                       March 31,    December 31,
                                                         2003           2002
                                                     ------------   ------------

                Finished Goods                       $    184,330   $    208,748
                Raw materials and components              541,191        533,781
                                                     ------------   ------------

                                                     $    725,521   $    742,529
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

Note D - Earnings Per Share

         Options and warrants to purchase 2,036,100 shares of common stock were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

         The Board of Directors has approved the issuance of an additional 378,500 options; subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected in March 31, 2003 calculations since there are insufficient options available without the shareholders actions.

                           Hydron Technologies, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)


Note E - Stock Options and Warrants

         There were no options granted during the three months ended March 31, 2003 and the pro forma information regarding net income and earnings per share required by FASB Statement No. 123 is unchanged from that reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies and Estimates
---------------------------------------------------------

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

Long-Lived Assets

         Hydron(TM) reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Application of Critical Accounting Policies and Estimates (continued)
---------------------------------------------------------

assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Hydron(TM) recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of March 31, 2003 there was no deemed impairment of long-lived assets.

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

Business
--------

         Hydron Technologies, Inc. markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymer"), and owns a non-prescription drug delivery system for topically applied pharmaceuticals, which uses such polymer. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (continued)
--------

that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

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

         Since August 2000, the Company has been researching and developing a new technology that provides a method for the delivery of oxygen into the skin and tissue at depths considered medically therapeutic without the use of the bloodstream. The Company filed for patent protection as of February 2001. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Business (continued)
--------

patent application is pending. Management anticipates that as a result of its continuing research into tissue oxygenation, the Company's primary focus will begin to shift from personal care/cosmetic products to developing/licensing applications or products based upon this new technology.

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

         On December 10, 2002, Hydron(TM) completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), to several accredited investors including its chairman, Richard Banakus and a director, Ronald J. Saul. Each Unit is comprised of one share of common stock and one three-year

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Business (continued)
--------

option to buy one additional common share at $.20. The proceeds will be added to the Company's working capital and enable Hydron(TM) Technologies to maintain its catalog business, while supporting basic development of Hydron(TM)'s patent pending skin and tissue oxygenation technology and associated intellectual property.

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

Results of Operations
---------------------

         Net sales for the three months ended March 31, 2003 were $276,662; a decrease of $103,595, or 27%, from net sales of $380,257 for the three months ended March 31, 2002. Catalog sales decreased by approximately $61,197, or 18.3%, from $333,600 for the three months ended March 31, 2002 to $272,403 for the three months ended March 31, 2003. The decrease in direct marketing catalog sales resulted primarily from fewer promotional offers to existing customers, continued softness of the economy and consumers preoccupation with the war in the Middle East.

         Non-catalog net sales, including television retail, contract sales and international, for the three months ended March 31, 2003 were $4,258; a decrease of $42,398, or 91%, from non-catalog net sales of $46,656 for the three months ended March 31, 2002. The quarterly non-catalog sales decrease reflects a shift in the timing of sales to private label customers to the second quarter.

         The Company's overall gross profit margin for the three months ended March 31, 2003 was 76%, as compared to 78% for the three months ended March 31, 2002. The decrease in gross profit margins for the first quarter reflects a shift in product mix.

         Royalty expenses for the three months ended March 31, 2003 were $0 compared to $19,086 for the three months ended March 31, 2002. The elimination of royalty expenses is the result of an agreement in principle to eliminate the respective royalty obligations of the parties under the GPS Agreement between the Company and Hydro-Med as assignee of GPS.

         R&D expenses for the three months ended March 31, 2003 were $17,179; a decrease of $698, or 4%, from R&D expenses of $17,877 for the three months ended March 31, 2002. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------

         Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2003 were $352,238; a decrease of $25,231, or 7%, from SG&A expenses of $377,469 for the three months ended March 31, 2002. The decrease was principally due to decreased sales commissions and professional expenses.

         Interest and investment income for the three months ended March 31, 2003 was $388, an increase of $91, or 31%, from interest and investment income of $297 for the three months ended March 31, 2002.

         The net loss for the three months ended March 31, 2003 was $207,712, an increase of $13,253, or 7%, as compared to a net loss of $194,459 for the three months ended March 31, 2002. The decrease in the net loss resulted primarily from the factors discussed above.

Liquidity and Financial Resources
---------------------------------

         The Company's working capital was approximately $362,469 at March 31, 2003, including cash and cash equivalents of approximately $172,011. Cash used by operating activities was $106,807 and $12,318 was invested in equipment and patents.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Financial Resources (continued)
---------------------------------

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

Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

         Certain statements contained in this Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those expressed or implied in such forward looking statements. You should also consult the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

Item 4.  Controls and Procedures


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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

Current Reports on Form 8-K

         -Current Report on Form 8-K, dated January 2, 2003 reporting Item 5. Other Events; Non-brokered private placement.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         HYDRON TECHNOLOGIES, INC.


         By: /s/ WILLIAM A. FAGOT
         -------------------------------
         William A. Fagot
         Chief Financial Officer

Dated: May 12, 2003

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

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (April, 2003); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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



/s/ RICHARD BANAKUS
------------------------------
Richard Banakus
Chief Executive Officer


May 1, 2003

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

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (April, 2003); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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



/s/ TERRENCE S. MCGRATH
------------------------------
Terrence S. McGrath
Chief Operating Officer


May 9, 2003

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

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (April, 2003); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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



/s/ WILLIAM A. FAGOT
---------------------------
William A. Fagot
Chief Financial Officer


May 9, 2003