Form 10-Q
period 2003-06-30
HYDRON TECHNOLOGIES INC
filed 2003-08-13
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended: June 30, 2003

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

Number of shares of common stock outstanding as of July 21, 2003: 7,110,336


TABLE OF CONTENTS                                                                 PAGE

Part I.  Financial Information
------------------------------
         Item 1. Financial Statements (Unaudited)

         Balance Sheets--June 30, 2003 and December 31, 2002                         3

         Statements of Operations--Three months ended June 30, 2003 and 2002         4

         Statements of Cash Flows--Three months ended June 30, 2003 and 2002         5

         Notes to Financial Statements                                           6 - 7

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              8 - 15

         Item 4. Control and Procedures                                             16

Part II. Other Information
--------------------------

         Exhibits and Reports on Form 8-K.                                          17

         Signatures                                                                 18

         Exhibit Index                                                              19

         Certification of Chief Officers Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K             20 - 22


         Certification Pursuant to 18 U.S.C, Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002             23 - 25


                            HYDRON TECHNOLOGIES, INC.

                            Condensed Balance Sheets

ASSETS                                                  June 30, 2003    December 31, 2002
                                                         (Unaudited)          (Note)
                                                       ---------------    ---------------
Current Assets
  Cash and cash equivalents                            $        72,496    $       291,136
  Trade accounts receivable                                         --             40,000
  Inventories                                                  673,388            742,529
  Prepaid expenses and other current assets                     27,622             40,007
                                                       ---------------    ---------------
            Total current assets                               773,506          1,113,672

Property and equipment, less accumulated
      depreciation of $557,199 and $552,459 at
      2003 and 2002, respectively                               10,546              9,448
Deposits                                                        20,817             20,816
Deferred product costs, less accumulated
      amortization of $5,412,061 and $5,317,262 at
      2003 and 2002, respectively                              236,293            324,613
                                                       ---------------    ---------------
            Total Assets                               $     1,041,162    $     1,468,549
                                                       ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                     $        34,435    $       133,983
  Deferred revenues                                            103,478             96,390
  Accrued liabilities                                          381,029            350,570
                                                       ---------------    ---------------
      Total current liabilities                                518,942            580,943

Commitments and contingencies                                       --                 --

Shareholders' equity
  Preferred stock - $.01 par value
      5,000,000 shares authorized; no shares issued
      or outstanding                                                --                 --
  Common stock - $.01 par value
      30,000,000 shares authorized; 7,110,336 shares
      issued; and 7,050,136 shares outstanding
      at 2002 and 2001, respectively                            71,103             71,103
  Additional paid-in capital                                19,890,587         19,890,587
  Accumulated deficit                                      (19,000,312)       (18,634,926)
  Treasury stock, at cost; 60,200 shares                      (439,158)          (439,158)
      Total Shareholders' equity                               522,220            887,606
                                                       ---------------    ---------------

                                                       ---------------    ---------------
      Total liabilities and shareholders equity        $     1,041,162    $     1,468,549
                                                       ===============    ===============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnoters required by generally accepted accounting principles for complete financial statements.

                   See notes to condensed financial statements

                            HYDRON TECHNOLOGIES, INC.

                        Condensed Statement of Operations
                                   (Unaudited)

                                        Three months ended June 30,        Six months ended June 30,
                                           2003             2002             2003             2002
                                      -------------    -------------    -------------    -------------
Net Sales                             $     288,557    $     502,148    $     565,218    $     882,404
Cost of sales                                81,660          180,655          147,234          266,235
                                      -------------    -------------    -------------    -------------
Gross profits                               206,897          321,493          417,984          616,169

Expenses
  Royalty expense                                --           25,309               --           44,395
  Research and development                   27,766           15,113           44,946           32,990
  Selling, general & administration         287,259          404,465          639,496          781,935
  Depreciation & amortization                49,770           75,000           99,540          150,000
                                      -------------    -------------    -------------    -------------
      Total expenses                        364,795          519,887          783,982        1,009,320

                                      -------------    -------------    -------------    -------------
Operating loss                             (157,898)        (198,394)        (365,998)        (393,151)

Interest income                                 223              353              611              651
                                      -------------    -------------    -------------    -------------
      Loss before income taxes             (157,675)        (198,041)        (365,387)        (392,500)

Income taxes expense                             --               --               --               --
                                      -------------    -------------    -------------    -------------
      Net loss                        $    (157,675)   $    (198,041)   $    (365,387)   $    (392,500)
                                      =============    =============    =============    =============

Basic and diluted loss per share
  Net loss per common share           $       (0.02)   $       (0.04)   $       (0.05)   $       (0.08)
                                      =============    =============    =============    =============

Weighted average shares
  outstanding (basic and diluted)         7,050,136        4,975,136        7,050,136        4,975,136

                  See notes to condensed financial statements.

                            HYDRON TECHNOLOGIES, INC.

                        Condensed Statements of Cash Flow
                                   (Unaudited)

                                                            Six months ended June 30,
                                                             2003              2002
                                                        -------------    -------------
Operating Activities
  Net Loss                                              $    (365,387)   $    (392,500)
     Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                          99,540          150,000

     Change in operating assets and liabilities
        Trade accounts receivables                             40,000          (44,152)
        Inventories                                            69,141          145,334
        Prepaid expenses and other current assets              12,385           17,017
        Deposits                                                   --             (187)
        Accounts payable                                      (99,549)          81,793
        Deferred revenues                                       7,088          (66,236)
        Accrued liabilities                                    30,460            7,572
                                                        -------------    -------------
     Net cash used in operating activities                   (206,322)        (101,359)

Investing activities
  Capital Expenditures, net                                    (5,838)              --
  Deferred product costs                                       (6,480)         (15,713)
                                                        -------------    -------------
     Net cash used in investing activities                    (12,318)         (15,713)

Financing activities
     Net cash provided (used) by financing activities              --               --
                                                        -------------    -------------
     Net decrease in cash and cash equivalents               (218,640)        (117,072)

Cash and cash equivalents at beginning of period              291,136          167,067

                                                        -------------    -------------
Cash and cash equivalents at end of period              $      72,496    $      49,995
                                                        =============    =============

                  See notes to condensed financial statements.

                            Hydron Technologies, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Inventories

         Inventories consist of the following:

                                                    June 30,       December 31,
                                                      2003             2002
                                                 -------------    -------------

              Finished Goods                     $     119,360    $     208,748
              Raw materials and components             554,028          533,781
                                                 -------------    -------------

                                                 $     673,388    $     742,529
                                                 =============    =============

Note C - Distribution

         The majority of the Company's products are currently sold in the United States through Hydron(TM) direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers, television retailers and, to a lesser extent, internationally through salons and doctors offices.

Note D - Earnings Per Share

         Options and warrants to purchase 1,998,500 shares of common stock were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

         The Board of Directors has approved the issuance of an additional 443,500 options; subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected in June 30, 2003 calculations since there are insufficient options available without the shareholders actions.

Note E - Stock Options and Warrants

         There were no options granted during the six months ended June 30, 2003 and the pro forma information regarding net income and earnings per share required by FASB Statement No. 123 is unchanged from that reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note F - Subsequent Event

         On August 4, 2003, the Company reached an agreement with the Chairman of the Board of Directors and another Board Member to provide $200,000 of interim loans for Company operations until the Company can arrange for financing the development of its tissue oxygenation technology. The non-interest bearing bridge loan is an unsecured debt obligation convertible into shares of common stock of the Company together with a right to purchase 250,000 shares of Common Stock (Warrants). The loans mature when financing is obtained or in six months which ever occurs first. The exercise price of the Warrants shall be the lower of the offering price of the financing or $0.67.

         If the loans are not paid when mature, the loans will automatically convert to "on demand" obligations at the Prime Interest Rate. The holders may convert the loans into shares of Common Stock at a conversion price of $0.65 at any time after the maturity date.

Note G - Going Concern

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies and Estimates
---------------------------------------------------------

         The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, or contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

         A majority of Hydron(TM) products (70% - 90%) are sold on a COD basis. Product sold on account is limited. Hydron(TM) generally computes an allowance for doubtful accounts by specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of our customers were to deteriorate, we may have to increase our allowance for doubtful accounts. This would reduce our earnings and our cash flows.

Inventory Valuation

         Hydron(TM) initially values inventory at actual cost to purchase and/or manufacture inventory. We periodically review these values to ascertain that the inventory continues to maintain a market value that is in excess of its recorded cost. Generally, reductions in value of inventory below cost are caused by our maintenance of stocks of products in excess of demand. We regularly review inventory quantities on hand and, where necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of product demand and production requirement or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory. This would reduce our earnings and cash flows.

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

Application of Critical Accounting Policies and Estimates (continued)
---------------------------------------------------------------------

period. Hydron(TM) recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of June 30, 2003 there was no deemed impairment of long-lived assets.

Property and Equipment

Property and equipment, consisting primarily of furniture and equipment, is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years.

Stock-based Compensation

         The disclosure provision of Statement No. 148 has been adopted by the Company with appropriate disclosure identified above.

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

         Since August 2000, the Company has been researching and developing a new technology that provides a method for the delivery of oxygen into the skin and tissue at depths considered medically therapeutic without the use of the bloodstream. The Company filed for patent protection as of February 2001 and received a Notice of Allowance from the United States Patent and Trademark Office in July, 2003. The patent is expected to be issued within the next several months. Management anticipates that as a result of its continuing research into tissue oxygenation, the Company's primary focus will begin to shift from personal care/cosmetic products to developing/licensing applications or products based upon this new technology. The Company plans to seek financing in order to pursue the research and development of this new technology into viable products.

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

         Oxygen is also an essential factor in aging as the facial skin loses about 40% of oxygen carrying capacity by age 65 (a factor in diminished collagen formulation and wrinkling). As a result, anti-aging/wrinkling applications of this technology may ultimately lead to a new line of skincare applications and products.

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

         On December 10, 2002, Hydron(TM) completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), to several accredited investors including its chairman, Richard Banakus and a director, Ronald J. Saul. Each Unit is comprised of one share of common stock and one three-year option to buy one additional common share at $.20. The proceeds were added to the Company's working capital and enabled Hydron(TM) Technologies to maintain its catalog business, while supporting basic development of Hydron(TM)'s patent pending skin and tissue oxygenation technology and associated intellectual property.

         On August 4, 2003, the Company reached an agreement with the Chairman of the Board of Directors and another Board Member to provide $200,000 to cover operating expenses until the Company can arrange for additional financing. The Company plans to seek financing in order to pursue the research and development of its new method of tissue oxygenation into viable products.

         The Company has also developed and currently markets a group of Hydron(TM) polymer-based products for dental professionals under the Hydrocryl(TM) brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl(TM) or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron(TM) polymer-based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl(TM) brand name products are minimal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (continued)
--------

         The Company is not dependent on any sole manufacturer except that the Company's ability to obtain additional supply of the Hydron(TM) polymer is dependent on GP Strategies Corporation (formerly known as National Patent Development Corporation) ("GPS") and its assignee, Hydro-Med Sciences, Inc. ("Hydron-Med"), which owns certain proprietary information relating to the manufacture of the Hydron(TM) polymer. Under the terms of an agreement with GPS, if GPS is unable to manufacture and supply the Company with its requested quantity of Hydron(TM) polymer, GPS is obligated to provide the Company with information and assistance regarding all technology and manufacturing procedures (including know-how) possessed by GPS and use in connection with the manufacture of the Hydron(TM) polymer.

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

Results of Operations
---------------------

         Net sales for the three months ended June 30, 2003 were $288,557; a decrease of $213,591, or 42%, from net sales of $502,148 for the three months ended June 30, 2002. Net sales for the six months ended June 30, 2003 were $565,218; a decrease of $317,186 or 36% from net sales of $882,404 for the six months ended June 30, 2002.

         Catalog sales for the three months ended June 30, 2003 were $272,468, a decrease of $25,003, or 8%, from $297,471 for the three months ended June 30, 2002. Catalog sales for the six months ended June 30, 2003 were $544,871, a decrease of $86,200 or 14% from catalog sales of $631,071 for the six month ended June 30, 2002. The decrease in catalog sales for the three and six months ended June 30, 2003 was the result of fewer promotions to existing customers, consumers' pre-occupation with the war in the Middle East and continued softness in the economy.

         Non-catalog sales, including retail, contract sales and international, for the three months ended June 30, 2003 were $16,089; a decrease of $188,588, or 92%, from non-catalog net sales of $204,677 for the three months ended June 30, 2002. For the six months ended June 30, 2003, non-catalog sales were $20,347, a decrease of $230,986, or 92%, from non-catalog sales of $251,333 for the six month ended June 30, 2002. The non-catalog sales decrease for the quarter and year-to-date was primarily due to a shift in private label orders into the second half of the year and a decrease in sales to retail stores.

         The Company's overall gross profit margin for the three months ended June 30, 2003 was 72%, as compared to 64% for the three months ended June 30, 2002. For the six months ended June 30, 2003, the overall margins were 74% compared to 70% for the same period last year. The gross profit margins increased since catalog sales which have higher margins, represent a larger portion of the sales mix versus last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------

         Royalty expenses for the three months ended June 30, 2003 were $0 compared to $25,309 for the three months ended June 30, 2002. For the six months ended June 30, 2003, royalty expenses were $0 compared to $44,395 for the same period last year. The elimination of royalty expenses is the result of an agreement in principle to eliminate the respective royalty obligations of the parties under the GPS Agreement between the Company and Hydro-Med as assignee of GPS.

         Research and Development (R&D) expenses for the three months ended June 30, 2003 were $27,766, an increase of $12,653 or 46% over R&D expenses of $15,113 for the three months ended June 30, 2002. For the six months ended June 30, 2003, R&D expenses were $44,946, an increase of $11,956 or 36% over the $32,990 incurred last year for the same period. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2003 were $287,259, a decrease of $117,206 or 29% under SG&A expenses of $404,465 for the three months ended June 30, 2002. For the six months ended June 30, 2003, SG&A expenses were $639,496 a decrease of $142,439 or 18% under the $781,935 incurred for the same period last year. The decrease was principally due to decreased promotion, sales commissions, payroll and professional expenses for both the three and six month periods.

         Interest and investment income for the three months ended June 30, 2003 was $223, a decrease of $130 or 37% under interest and investment income of $353 for the three months ended June 30, 2002. For the six month period ended June 30, 2003, interest income was $611 versus $651 for the same period last year.

         The net loss for the three months ended June 30, 2003 was $157,675, a decrease of $40,366 or 20% as compared to a net loss of $198,041 for the three months ended June 30, 2002. For the six month period ended June 30, 2003, the net loss was $365,387, a decrease of $27,113 or 7% under the net loss of $392,500 for the same period last year. The decrease in the net loss resulted primarily from the factors discussed above.

Liquidity and Financial Resources
---------------------------------

         The Company's working capital was approximately $254,564 at June 30, 2003, including cash and cash equivalents of approximately $72,496. Cash used by operating activities for the six months ended June 30, 2003 was $206,322 and $12,318 was invested in equipment and patents.

         The Company has incurred significant losses over the past five years. The ability of the Company to continue as a going concern is dependent upon raising capital, and increasing sales while managing operating expenses.

         Management's plan to increase sales and reduce operating expenses includes the following elements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Financial Resources (continued)
---------------------------------

    o Managements plan to secure additional financing in order to pursue the research and development of the Company's new patented technology and to fund current operations.

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

Item 4.  Controls and Procedures

         As of the end of this period, Hydron Technologies, Inc. carried out an evaluation, under the supervision and with the participation of management, including its Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hydron Technologies, Inc.'s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that Hydron Technologies, Inc.'s disclosure controls and procedures are effective to timely alert them to material information required to be included in Hydron Technologies, Inc.'s Exchange Act filing.

         There have been no significant changes in Hydron Technologies, Inc.'s internal controls or in other factors that could significantly affect internal controls subsequent to the date that Hydron Technologies, Inc. carried out its evaluation.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

Current Reports on Form 8-K
---------------------------

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


         HYDRON TECHNOLOGIES, INC.


         By: /s/ WILLIAM A. FAGOT
             --------------------------
             William A. Fagot
             Chief Financial Officer

Dated: August 12, 2003

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
----------            ----------------------

31.1                  Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

31.2                  Certification of Chief Operating Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

31.3                  Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002