Form 10-Q
period 2003-09-30
HYDRON TECHNOLOGIES INC
filed 2003-11-13
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  |X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: September 30, 2003

                                       or

  | | Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period from __________ to __________

                         Commission File Number: 0-6333

                            HYDRON TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              New York                                 13-1574215
              --------                                 ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


  2201 West Sample Road, Building 9,
              Suite 7B
       Pompano Beach, FL 33073                         (954) 861-6400
----------------------------------------               --------------
(Address of Principal Executive Offices)         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [ ] No

 Number of shares of common stock outstanding as of October 31, 2003: 8,820,136

TABLE OF CONTENTS                                                                    PAGE

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets -- September 30, 2003 and December 31, 2002           3

         Condensed Statement of Operations -- Three months ended
            September 30, 2003 and 2002                                                 4

         Condensed Statements of Cash Flow -- Nine months ended
            September 30, 2003 and 2002                                                 5

         Notes to Condensed Financial Statements                                    6 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       8 - 15

Item 4.  Control and Procedures                                                        16

Part II. Other Information
--------------------------

         Exhibits and Reports on Form 8-K                                              17

         Signatures                                                                    18

         Exhibit Index                                                                 19

         Certification of Chief Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

         Certification Pursuant to 18 U.S.C, Section 1350, as
             Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

                       Hydron Technologies, Incorporated

                            Condensed Balance Sheets


                                                    September 30,   December 31
                                                        2003           2002
                                                     (Unaudited)      (Note)
                                                    -------------  ------------
ASSETS

Current Assets
   Cash and cash equivalents                       $    226,097    $    291,136
   Trade accounts receivable                             38,310          40,000
   Inventories                                          653,958         742,529
   Prepaid expenses and other current assets             34,792          40,007
                                                   ------------    ------------
      Total current assets                              953,157       1,113,672

Property and equipment, less accumulated
   depreciation of $559,569 and $552,459 at
   2003 and 2002, respectively                           15,819           9,448
Deposits                                                 19,588          20,816
Deferred product costs, less accumulated
   amortization of $5,459,462 and $5,317,262 at
   2003 and 2002, respectively                          218,920         324,613
                                                   ------------    ------------
      Total Assets                                 $  1,207,484    $  1,468,549
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                $     88,379    $    133,983
   Loans payable                                        205,702            --
   Deferred revenues                                    155,293          96,390
   Accrued liabilities                                  399,462         350,570
                                                   ------------    ------------
      Total current liabilities                         848,836         580,943

Commitments and contingencies                              --              --

Shareholders' equity
   Preferred stock - $.01 par value
      5,000,000 shares authorized; no shares
      issued or outstanding                                --              --
   Common stock - $.01 par value
      30,000,000 shares authorized; 7,110,336
      shares issued; and 7,050,136 shares
      outstanding at 2003 and 2002, respectively         71,103          71,103
   Additional paid-in capital                        19,890,587      19,890,587
   Accumulated deficit                              (19,163,884)    (18,634,926)
   Treasury stock, at cost; 60,200 shares              (439,158)       (439,158)
                                                   ------------    ------------
      Total Shareholders' equity                        358,648         887,606
                                                   ------------    ------------
      Total liabilities and shareholders equity    $  1,207,484    $  1,468,549
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

                           HYDRON TECHNOLOGIES, INC.

                       Condensed Statement of Operations
                                  (Unaudited)

                                                    Three months ended September 30,      Nine months ended September 30,
                                                        2003              2002               2003                2002
                                                    -----------        -----------        -----------        -----------
Net Sales                                           $   295,423        $   305,281        $   860,641        $ 1,187,686
Cost of sales                                            77,372             58,900            224,606            325,135
                                                    -----------        -----------        -----------        -----------
Gross profits                                           218,051            246,381            636,035            862,551

Expenses
   Royalty expense                                         --               15,015               --               59,410
   Research and development                              26,940             15,990             71,886             48,980
   Selling, general & administration                    304,320            344,552            943,816          1,126,486
   Depreciation & amortization                           49,770             75,000            149,310            225,000
                                                    -----------        -----------        -----------        -----------
      Total expenses                                    381,030            450,557          1,165,012          1,459,876
                                                    -----------        -----------        -----------        -----------

Operating loss                                         (162,979)          (204,176)          (528,977)          (597,325)

Interest income - net of interest expense                  (593)               127                 18                778
                                                    -----------        -----------        -----------        -----------
      Loss before income taxes                         (163,572)          (204,049)          (528,959)          (596,547)

Income taxes expense                                       --                 --                 --                 --
                                                    -----------        -----------        -----------        -----------
      Net loss                                      $  (163,572)       $  (204,049)       $  (528,959)       $  (596,547)
                                                    ===========        ===========        ===========        ===========
Basic and diluted loss per share
Net loss per common share                           $     (0.02)       $     (0.04)       $     (0.08)       $     (0.12)
                                                    ===========        ===========        ===========        ===========
Weighted average shares
   outstanding (basic and dilutive)                   7,050,136          5,148,234          7,050,136          5,033,469
                                                    ===========        ===========        ===========        ===========

                  See notes to condensed financial statements.

                           HYDRON TECHNOLOGIES, INC.

                       Condensed Statements of Cash Flow
                                  (Unaudited)

                                                                 Nine months ended September 30,
                                                                  2003                    2002
                                                               ---------                ---------
Operating Activities
   Net Loss                                                    $(528,959)               $(596,547)
      Adjustments to reconcile net loss to
      net cash used by operating activities
         Depreciation and amortization                           149,310                  225,000

      Change in operating assets and liabilities
         Trade accounts receivables                                1,690                   33,564
         Inventories                                              88,571                  190,124
         Prepaid expenses and other current assets                 5,215                    1,243
         Deposits                                                  1,228                     (187)
         Accounts payable                                        (45,604)                  75,725
         Loans payable                                              --                       --
         Deferred revenues                                        58,903                  (63,895)
         Accrued liabilities                                      48,892                   15,614
                                                               ---------                ---------
      Net cash used in operating activities                     (220,754)                (119,359)

Investing activities
   Capital Expenditures, net                                     (13,480)                    --
   Deferred product costs                                        (36,507)                 (15,713)
                                                               ---------                ---------
      Net cash used in investing activities                      (49,987)                 (15,713)

Financing activities
      Net cash provided from new loans payable                   205,702                     --
                                                               ---------                ---------
      Net decrease in cash and cash equivalents                  (65,039)                (135,072)

Cash and cash equivalents at beginning of period                 291,136                  167,067
                                                               ---------                ---------
Cash and cash equivalents at end of period                     $ 226,097                $  31,995
                                                               =========                =========
Noncash investing and financing activities
      Market value of stock issued for license agreement       $    --                  $  55,250

                  See notes to condensed financial statements.

                            Hydron Technologies, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Inventories

         Inventories consist of the following:

                                         September 30,   December 31,
                                             2003            2002
                                         ------------    ------------
         Finished Goods                   $  116,982      $  208,748
         Raw materials and components        536,976         533,781
                                          ----------      ----------
                                          $  653,958      $  742,529
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

Note D - Earnings Per Share

         Options and warrants to purchase 2,246,500 shares of common stock were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

         The Board of Directors has approved the issuance of an additional 743,500 options; subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected in September 30, 2003 calculations since there are insufficient options available without the shareholders actions.

                            Hydron Technologies, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

Note D - Earnings Per Share (continued)

         There were no options granted during the nine months ended September 30, 2003 and the pro forma information regarding net income and earnings per share required by FASB Statement No. 123 is unchanged from that reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note E - Note Payable

         On August 4, 2003, the Company reached an agreement with the Chairman of the Board of Directors and another Board Member to provide $200,000 of interim loans for Company operations until the Company can arrange for financing the development of its tissue oxygenation technology. The non-interest bearing bridge loan is an unsecured debt obligation convertible into shares of common stock of the Company together with a right to purchase 250,000 shares of Common Stock (Warrants). The loans mature when financing is obtained or in six months which ever occurs first. The exercise price of the Warrants shall be $0.50, the price of the new offering.

Note F - Subsequent Events

         The Company has completed an initial escrow closing on a Private Placement offering. Through November 10, 2003, the Company has sold 2,170,000 shares of Common Stock and 2,170,000 Warrants to purchase an equal number of shares during the next five years at an exercise price of $1.00 per share, for $1,085,000 ($0.50 a Unit). After these shares are issued, the Company will have 9,220,136 shares of Common Stock outstanding and 4,416,500 Warrants and Options outstanding. The bridge loans in Note E were paid in full.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Application of Critical Accounting Policies and Estimates (continued)
---------------------------------------------------------

Hydron(TM) recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of September 30, 2003 there was no deemed impairment of long-lived assets.

Property and Equipment

         Property and equipment, consisting primarily of furniture and equipment, is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years.

Stock-based Compensation

         The disclosure provision of Statement No. 148 has been adopted by the Company.

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

         The Company has been engaged in the development of various consumer products using Hydron(TM) polymers since 1986. The Company's products are designed to address concerns about aging, and include Hydron(TM) skincare, hair care, bath and body and sun care. The Company currently has thirty-six individual products available in the following product lines: skin care (21 products), hair care (6 products), bath and body (7 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are available through the Hydron(TM) Catalog and Web site www.hydron.com ("Catalog").

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

         Since August 2000, the Company has been researching and developing a new technology that provides a method for the delivery of oxygen into the skin and tissue at depths considered medically therapeutic without the use of the bloodstream. The Company filed for patent protection as of February 2001 and received a Notice of Allowance from the United States Patent and Trademark Office in July, 2003. The patent is expected to be issued in November. Management anticipates that as a result of its continuing research into tissue oxygenation, the Company's primary focus will begin to shift from personal care/cosmetic products to developing/licensing applications or products based upon this new technology. The Company plans to seek financing in order to pursue the research and development of this new technology into viable products.

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

         On August 4, 2003, the Company reached an agreement with the Chairman of the Board of Directors, Richard Banakus and Board Member, Ronald J. Saul, to provide $200,000 to cover operating expenses until the Company can arrange for additional financing. The non-interest bearing bridge loan is an unsecured debt obligation convertible into shares of common stock of the Company together with a right to purchase 250,000 shares of Common Stock (Warrants).

         On October 15, 2003, the Company had an initial escrow closing on a Private Placement financing. To date, the Company has received Subscription Agreements for 2,170,000 shares of Common Stock and 2,170,000 Warrants to purchase an equal number of shares during the next five years, at an exercise price of $1.00 per share and will receive $1,085,000 ($0.50 a Unit) in funds to finance the development of its tissue oxygenation technology. The above-mentioned loans from the Company Chairman and Director were paid and the proceeds from the Directors loans were reinvested into the Private Placement offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (continued)
--------

         The Company expects to extend the Private Placement offering through mid November.

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

         The Company is not dependent on any sole manufacturer except that the Company's ability to obtain additional supply of the Hydron(TM) polymer is dependent on GP Strategies Corporation (formerly known as National Patent Development Corporation) ("GPS") and its assignee, Valera Pharmaceuticals (formerly known as Hydro-Med Sciences, Inc.) ("Valera"), which owns certain proprietary information relating to the manufacture of the Hydron(TM) polymer. Under the terms of an agreement with GPS, if GPS is unable to manufacture and supply the Company with its requested quantity of Hydron(TM) polymer, GPS is obligated to provide the Company with information and assistance regarding all technology and manufacturing procedures (including know-how) possessed by GPS and use in connection with the manufacture of the Hydron(TM) polymer.

         Valera has advised the Company that it has disposed of the equipment used in the manufacture of the Hydron(TM) polymer and no longer has the in-house capability of manufacturing the Hydron(TM) polymer. The Company is engaged in discussions with Valera regarding alternative sources for the Hydron(TM) polymer. Although the Company's inventory of the Hydron(TM) polymer is sufficient to satisfy current requirements, the loss of, or significant reduction in, a commercially suitable supply of the Hydron(TM) polymer would have a material adverse effect on the Company and its business.

Results of Operations
---------------------

         Net sales for the three months ended September 30, 2003 were $295,423; a decrease of $9,858, or 3%, from net sales of $305,281 for the three months ended September 30, 2002. Net sales for the nine months ended September 30, 2003 were $860,641; a decrease of $327,045 or 28% from net sales of $1,187,686 for the nine months ended September 30, 2002.

         Catalog sales for the three months ended September 30, 2003 were $244,635, a decrease of $44,085, or 15%, from $288,720 for the three months ended September 30, 2002. Catalog sales for the nine months ended September 30, 2003 were $789,506, a decrease of $130,285 or 14% from catalog sales of $919,791 for the nine month ended September 30, 2002. The decrease in catalog sales for the three and nine months ended September 30, 2003 was the result of fewer promotions to existing customers and continued softness in the economy.

         Non-catalog sales, including retail, contract and international sales, for the three months ended September 30, 2003 were $50,788; an increase of $34,227, or 207%, from non-catalog net sales of $16,561 for the three months

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------

ended September 30, 2002. For the nine months ended September 30, 2003, non-catalog sales were $71,135, a decrease of $196,760, or 73%, from non-catalog sales of $267,895 for the nine month ended September 30, 2002. The non-catalog sales decrease for the quarter and year-to-date was primarily due to private label orders occurring later in the year and a decrease in sales to retail stores.

         The Company's overall gross profit margin for the three months ended September 30, 2003 was 74%, as compared to 81% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the overall margins were 74% compared to 73% for the same period last year. The gross profit margins decreased for the quarter since non-catalog sales which have lower margins, represent a larger portion of the sales mix versus the same quarter last year.

         Royalty expenses for the three months ended September 30, 2003 were $0 compared to $15,015 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, royalty expenses were $0 compared to $59,410 for the same period last year. The elimination of royalty expenses is the result of an agreement in principle to eliminate the respective royalty obligations of the parties under the GP Strategies Corporation ("GPS") Agreement between the Company and Valera Pharmaceuticals as assignee of GPS.

         Research and Development ("R&D") expenses for the three months ended September 30, 2003 were $26,940, an increase of $10,950 or 68% over R&D expenses of $15,990 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, R&D expenses were $71,886, an increase of $22,906 or 47% over the $48,980 incurred last year for the same period. The amount of R&D expenses per year varies, depending on the nature of the development work during each year. The increase in 2003 is related to the Company's new tissue oxygenation technology.

         Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2003 were $304,320, a decrease of $40,232 or 12% under SG&A expenses of $344,552 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, SG&A expenses were $943,816 a decrease of $182,670 or 16% under the $1,126,486 incurred for the same period last year. The decrease was principally due to decreased promotion, sales commissions, warehousing costs, payroll and professional expenses for both the three and nine month periods.

         The net loss for the three months ended September 30, 2003 was $163,572, a decrease of $40,477 or 20% as compared to a net loss of $204,049 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the net loss was $528,959, a decrease of $67,588 or 11% under the net loss of $596,547 for the same period last year. The decrease in the net loss resulted primarily from the factors discussed above.

Liquidity and Financial Resources
---------------------------------

         The Company's working capital was approximately $104,321 at September 30, 2003, including cash and cash equivalents of approximately $226,097. Cash used by operating activities for the nine months ended September 30, 2003 was $220,754 and $49,987 was invested in equipment and patents. Cash provided from financing activities was $205,702 for the nine months September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Financial Resources (continued)
---------------------------------

         Subsequent to September 30, 2003, the Company has raised $1,085,000 through a Private Placement offering. These funds will finance the development of the Company's tissue oxygenation technology.

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

                                                    HYDRON TECHNOLOGIES, INC.


                                                    /s/ William A. Lauby
                                                    ---------------------------
                                                    William A. Lauby
                                                    Chief Financial Officer

Dated: November 12, 2003

EXHIBIT INDEX                                                                 EXHIBIT NUMBER

Certification of Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K                          31.1

Certification of Chief Operating Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K                          31.2

Certification of Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K                          31.3

Certification of Chief Executive Officer Pursuant to 18 U.S.C, Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         32.1

Certification of Chief Operating Officer Pursuant to 18 U.S.C, Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C, Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         32.3