Form 10-K
period 2003-12-31
HYDRON TECHNOLOGIES INC
filed 2004-04-14
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2003 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


                          Commission file Number 0-6333


                            HYDRON TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                            13-1574215
  -------------------------------                          -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


      2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, FL   33073
      ----------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)


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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,415,213 based upon the closing price of $0.65 on March 31, 2004.

  Number of shares of Common Stock outstanding as of April 7, 2004: 9,260,136.
                    Documents Incorporated by Reference: None
                                                         ----

TABLE OF CONTENTS                                                           PAGE

Part I
         Item 1.  Business                                                    3
         Item 2.  Properties                                                 11
         Item 3.  Legal Proceedings                                          12
         Item 4.  Submission of Matters to a Vote of Security Holders        12

Part II
         Item 5.  Market for Registrants Common Equity, Related
                    Stockholder Matters and Issuer Purchases of
                    Equity Securities                                        13
         Item 6.  Selected Financial Data                                    16
         Item 7.  Management's Discussions and Analysis of Financial
                    Condition and Results of Operations                      17
         Item 7A. Quantitative and Qualitative Disclosures About
                    Market Risk                                              28
         Item 8.  Financial Statements and Supplemental Data                 28
         Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      29
         Item 9A. Controls and Procedures                                    29

Part III
         Item 10. Directors and Executive Officers of the Registrant         30
         Item 11. Executive Compensation                                     31
         Item 12. Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters               33
         Item 13. Certain Relationships and Related Transactions             34

Part IV
         Item 14. Principal Accountant Fees and Services                     35
         Item 15. Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                              36
         Report of Independent Certified Public Accountants                  39
         Financial Statements: Balance Sheets - December 31, 2003 and 2002 40 Statements of Operations
             Years ended December 31, 2003, 2002, and 2001                   41
         Statements of Changes in Shareholders'
             Equity for the Years ended December 31, 2003, 2002, and 2001 42 Statements of Cash Flow
             Years ended December 31, 2003, 2002, and 2001                   43
         Notes to Financial Statements                                       44
         Consent of Independent Certified Public Accountant                  58
         Signatures                                                          59
         Certification of Chief Officers Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K       60
         Certification Pursuant to 18 U.S.C, Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       63

                                     PART I

Item 1.  Business

Introduction

         Hydron Technologies, Inc. ("the Company"), a New York corporation organized on January 30, 1948, maintains its principal office at 2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, Florida 33073 and its telephone number is (954) 861-6400.

         Hydron Technologies, Inc. is conducting research and development into products and medical applications utilizing its patented tissue oxygenation technology. The Company's super-oxygenation technology delivers pure oxygen through the skin to tissue depths considered therapeutic for wound healing and the maintenance of tissue viability. Hydron's technology utilizes micro-bubbles of pure oxygen, averaging one micron in diameter, to deliver oxygen deep into tissue. Using topical application, oxygen can now be targeted at specific problem areas and delivered into skin and tissue that is not receiving sufficient oxygen from the bloodstream, essentially oxygenating from the outside in.

         The Company also markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(TM) polymer"), a topical delivery system for active ingredients including pharmaceuticals. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

Super-oxygenated Fluids and Compositions

         Since August 2000, the Company has been researching and developing a new technology that provides a method for the delivery of oxygen into the skin and tissue at depths considered medically therapeutic without the use of the bloodstream. In November 2003, the Company received patent number 6,649,145 from the United States Patent and Trademark Office covering this exceptional method of delivery. Management anticipates that as a result of its continuing research into tissue oxygenation, the Company's primary focus will be developing/licensing applications or products based upon this new technology.

         Hydron's unique process utilizes an existing technology that infuses liquid with oxygen at 20+ times normal levels to create a super-oxygenated liquid filled with micro-bubbles of highly pressurized oxygen. When placed in contact with the skin, the highly saturated fluid and micro-bubbles are transferred directly into the skin through osmosis and kinetic diffusion between cells.

         Research and development efforts to date have included clinical testing, in-vitro bacteriological testing, micro-bubble size analysis, packaging prototypes, and stability testing. Following its successful pre-clinical test at the University of Massachusetts Medical School, Department of Thoracic Surgery, the Company commissioned a clinical test on healthy human subjects. This clinical test produced an average increase in subcutaneous tissue oxygenation of 54%. Management believes that these tests provided the first-ever evidence that subcutaneous tissue could be oxygenated from the outside in without the use of high pressure-chamber treatment.

         This topically applied oxygenated skin treatment could have numerous applications in wound healing and anti-aging skincare treatments. Current market research shows that each year, in the United States alone, medical problems associated with oxygen deprivation to the skin and tissues can affect over 16 million diabetics, two million burn patients, 600,000 individuals with impaired circulatory systems and countless other applications, from individuals suffering with chronic wounds to extending the life of organs for transplant during transportation. Likewise, medical problems associated with anaerobic bacteria (i.e. organisms that thrive in the absence of oxygen) such as acne, diaper rash, post-operative infections and periodontal disease may be reduced or eliminated by application of this technology.

         Oxygen is also an essential factor in aging as the facial skin loses about 40% of oxygen carrying capacity by age 65 (a factor in diminished collagen formulation and wrinkling). As a result, anti-aging/wrinkling applications of this technology may ultimately lead to a new line of skincare applications and products.

         In July 2002, the Company reached an agreement providing the right but not the obligation for licensing existing micro-bubble machine technology from Life International Products, Inc. that included issuance of 325,000 shares of new Hydron stock and future royalty payments if their technology is used. This will allow Hydron a definitive source of producing micro-bubble liquids that are required to manufacture future products under Hydron's tissue oxygenation patent.

         On November 14, 2003, the Company completed a non-brokered private placement to accredited investors of 2,210,000 Units at $.50 per Unit that raised $1,105,000 for oxygenation technology research. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. Such securities were not registered under the Securities Act of 1933 as amended ("Securities Act"), in reliance on exemptions for private placements of securities. Directors Richard Banakus and Ronald J. Saul invested in this offering along with 17 other accredited investors. The proceeds will be used to advance the testing and development of the Company's oxygenation technology and support the initial submissions required for FDA (Food and Drug Administration) approvals.

Hydron(TM) Branded Skin Care Products

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

         Management believes that the Company's skin care products are unique and offer the following competitive benefits: the moisturizers self-adjust to match the skin's optimal pH balance soon after they are applied to the skin; they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water; they are oxygen-permeable, allowing the skin to breathe; they do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients, all while leaving no greasy after-feel.

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

         The Company discovered that the Hydron(TM) emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. It is evident in recent skin research (see Kligman, in "Dry Skin and Moisturizers, Chemistry and Function", editors Marie Loden and Howard I. Maibach, CRC Press, New York, p 3-9 2002) that the pH range of the emulsion system is ideal for contributing to the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier. A patent application was filed February 14, 2002 to cover this technology, which also applies to a new acne treatment system.

Professional Products

         The Company has also developed and currently markets a group of Hydron polymer-based products for dental professionals under the Hydrocryl(TM) brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl(TM) or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron(TM) polymer-based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl(TM) brand name products were minimal in 2003, 2002, and 2001.

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

         The Company began diversifying away from television retailers in 2001 with continued focus on developing the Catalog business and the addition of a private label customer to provide additional cash flow. Further, the Company has been pursuing new international distribution and new products that would significantly augment Hydron's direct marketing efforts. This development includes filing a patent in February 2002 on new acne formulas that the Company believes provides marked performance improvements versus other over-the-counter products currently on the market.

Catalog Sales - The Company's full color brochure offers personal care products for sale directly to consumers. The brochure also provides information on new products, educates consumers on proper skin care and facilitates consumer re-ordering. The Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represents approximately 80.5% of Hydron's total annual sales in 2003 and 68.5% in 2002. The Company is continuing to explore new ways to enhance Catalog sales and operations.

Private Label Contracting - Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Five products were introduced in August 2001 at a national sales meeting to

Reliv's multi-tier marketing distribution network. A sixth new product was introduced in February 2002. The agreement requires minimum product purchases and advance payments to cover packaging and design costs. Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 4.7% of Hydron's total annual sales in 2003 and 7.8% in 2002.

International - The Company sells product to an Australia-based health and beauty products distributor for retail salon stores and medical offices in Australia and New Zealand. The Company also distributes dental products into Spain and, to a lesser extent, other countries. Although this category is not significant at this time, Management believes that it will expand with the introduction of super-oxygenated technology.

Retail - The Company has established minor levels of retail distribution. Initially, utilizing excess inventory, the Company has sold product on a limited, promotional basis to several retailers utilizing current packaging configurations. It is anticipated that any significant retail effort of core Hydron products would require investment in repackaging.

Research and Development

         During the last two years, the Company's research and development efforts advanced groundbreaking research into oxygenated wound treatments, healing enhancement, and skin care that may provide anti-aging treatments. Where possible, the Company may license these technologies to other companies with expertise in specific applications of the Company's super-oxygenated technology. Research and development efforts include product formulation, clinical testing, packaging design and prototypes, extensive product safety and stability testing conducted by medical professionals, efficacy studies to support product claims, and consumer research.

         The Company continues to focus research and development on additional Hydron(TM) super-oxygenated products, as well as other proprietary technology-based products as determined by Management's assessment of consumer demand. The Company's research and development efforts during 2003 continued to strive for greater diversification among the Company's product lines by development of new products targeted at the aging baby boomer marketplace.

         Management has completed development of an acne ingredient delivery system. The technology allows for acidic ingredients to be delivered to the stratum corneum of skin at neutral pH (~6.8 to 7.0) where it then gradually adjusts to match the pH of the stratum corneum below 5.5. This delivery technique avoids the irritation and burning associated with traditional acne ingredients that deliver ingredients at pH values as low as 2.0. The Company filed for provisional patent protection in February 2002 with a subsequent utility patent filed in February 2003 for the US and international markets.

         In the acne market, the medicinal cure is often more irritating and elicits more redness than the skin breakout. The new system significantly reduces the harshness and irritation caused by most acne products currently in the marketplace. This technology is being presented to potential private label customers.

         Charles Fox, a consultant and a former member of the Company's Board of Directors from September 1997 to October 1998, leads the Company's research and development efforts. Mr. Fox was formerly director of product development for Warner Lambert Company's personal products division and was a former president of the Society of Cosmetic Chemists.

Patented Technology

         The Company strongly believes that technology and patent protection are essential to providing a sound foundation for a new product. The Company was granted a U.S. patent on its new super-oxygenation technology in November 2003. This patent covers the process of applying a liquid containing pure oxygen micro-bubbles to the surface of the skin such that the oxygen penetrates the skin and oxygenates the underlying tissue. The Company has applied for international patents in approximately 29 countries and they are in various stages of review as of December 31, 2003. The Company expects these patent applications to be approved over the next 12 to 18 months.

         The Company was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron(TM) polymer and a unique combination of ingredients. These patents have expiration dates of November 28, 2006 and August 13, 2008, respectively. During 1999 the Company was granted U.S. Patent No. 5,879,684 for its "Line Smoothing Complex" formula. This product has been clinically shown to reduce fine lines and wrinkles. The patent has an expiration date of April 11, 2017. In addition, the Company has registered several trademarks relating to its cosmetic products.

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

         The Company is currently negotiating certain changes in the GPS Agreement with Valera, including the provisions relating to supply of the Hydron(TM) polymer. Valera has advised the Company that it has disposed of the equipment used in the manufacture of the Hydron(TM) polymer and no longer has the in-house capability of manufacturing the Hydron(TM) polymer. The Company is engaged in discussions with Valera regarding alternative sources for the Hydron(TM) polymer and for changes in the royalty structure. See discussion under "Agreement with GPS" below. Although the Company's inventory of the Hydron(TM) polymer is sufficient to satisfy current requirements, the loss of, or significant reduction in, a commercially suitable supply of the Hydron(TM) polymer would have a material adverse effect on the Company and its skin care business.

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

         Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron(TM) polymer products, except for sales of non-prescription drug products utilizing the Hydron(TM) polymer as an active ingredient to third parties where the seller receives an up-front license fee, royalty or similar payment where the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. An aggregate of $127,437 was accrued and unpaid as of December 31, 2003. This amount is adequate to cover any royalties that might be payable through that date. For the years ended December 31, 2003, 2002, and 2001, the Company's Statement of Operations has accrued royalty expense of approximately $0, $0, and $86,574, respectively. No royalty expense was required in 2003 and 2002 as the definition of applicable products was changed creating a surplus accrual. The Company has not received any royalty payments, or been advised of any sales that would entitle us to royalty payments.

         The Company and Valera are currently in discussions to amend the GPS Agreement to, among other things, reduce their respective obligations to make royalty payments.

Inventory

         The Company did not have any backorder of firm booked orders as of December 31, 2003 and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders placed by Hydron's private label customers and television retailers fluctuate on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within two business days of the placement of the order.

         Most items can be produced within a 90-day period. Finished good inventory will average between 6 - 12 months of sales. Packaging components must be printed in larger quantities and the level of those types of items may exceed 12 months sales. The inventory level of the Hydron(TM) polymer, which is unique and comes from a single source, exceeds several years and it is stored in two locations to ensure availability.

Government Regulation

         The Company's Oxygenation process uses pure oxygen, which is a natural substance and is not controlled. However the containers, devices used, and the handling of oxygen require the Food and Drug Administration's approval (FDA). The Company complies with the Federal Food, Drug and Cosmetic Act ("FDC Act") and must comply with the labeling requirements of the FDC Act, the Fair

Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Many products and applications that are derived from Hydron's oxygenation technology will be considered medical in nature and FDA approval will be required for this area. New skin care products and most of the Company's existing products are "cosmetics" as that term is defined under the FDC Act. Some of the Company's products (i.e. its topical analgesic and products that contain a sunscreen or Triclosan) are also classified as over-the-counter drugs.

         Additional regulatory requirements for existing products include additional labeling requirements, registration of the manufacturer and semi-annual update of the drug list. Management believes that it is in compliance with these requirements and that it faces no material costs associated with such compliance.

Competition

         The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions also have a significant impact on the consumer buying decisions. The Company competes against a number of marketers of skin care products, many of which have substantially greater resources than the Company. Although the Company is in competition with all skin care brands, direct competition in electronic retailing and catalog sales includes; Principal Secret, ProActiv, Physician's Advice, Susan Lucci, Signature Club A, Marilyn Miglin, Dr. Graff, and Serious Skin Care.

Seasonality

         The Company's results of operations are not subject to seasonal fluctuations.

Employees

         The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervise its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company as of December 31, 2003 had seven full time positions.

Item 2.  Properties

         The Company maintains its offices at 2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, Florida 33073. The lease on this office space (3,750 square feet) expires August 31, 2004 and required a monthly rent of approximately $5,400, including taxes and common area expenses. The Company expects to renew the lease on a short-term basis. Other properties are available at comparable monthly rental, if required.

Item 3.  Legal Proceedings

         The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the year ended December 31, 2003.

                                     PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

         The Company's Common Stock is quoted on the OTC Bulletin Board, a regulated quotation service for over-the-counter securities not listed or traded on NASDAQ or a national securities exchange, under the symbol HTEC.OB. The following tables indicate the high and low closing prices for the Company's Common Stock as reported by the OTC Bulletin Board.

                                        High             Low
                                       Closing         Closing
                                        Price           Price
                                       -------         -------
           2003
      ---------------
      Fourth Quarter                   $  0.80         $  0.42
      Third Quarter                       0.80            0.57
      Second Quarter                      0.53            0.20
      First Quarter                       0.39            0.20

           2002
      ---------------
      Fourth Quarter                   $  0.29         $  0.20
      Third Quarter                       0.45            0.16
      Second Quarter                      0.34            0.21
      First Quarter                       0.39            0.25


         As of January 14, 2004, there were approximately 3,935 shareholders of record of the Company's Common Stock. The number of shareholders of record will decline as the Company's transfer agent has notified the Company of its intent to transfer shares, held in the name of shareholder that it has not been able to locate, to the proper authorities in compliance with state law requirements relating to unclaimed property.

Dividends and Dividend Policy

         The Company does not contemplate paying dividends in the near-term. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

Recent Sales of Unregistered Securities

         On December 10, 2002, the Company completed the sale in a non-broker transaction to accredited investors of 1,750,000 units, comprised of one share of Common Stock and one option to purchase one share of Common Stock at an exercise price of $.20 per share for a three-year period commencing on the date of issuance. The purchase price for each unit was $.20 resulting in gross proceeds to the Company of $350,000.

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

         In addition, on November 14, 2003, the Company completed the sale in a non-brokered transaction to accredited investors of 2,230,000 units, comprised of one share of its Common Stock and one common stock purchase warrant exercisable for one share of Common Stock at an exercise price of $1 per share for a five-year period commencing on the date of issuance. The purchase price for each unit was $.50 resulting in gross proceeds to the Company of $1,105,000.

         In each case, the Company did not register the sale of the units and the component shares of Common Stock, and options and warrants or the shares of Common Stock issuable upon exercise of the warrants and options under the Securities Act in reliance on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         In connection with the sales of these units, the Company agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the warrants and options included in the units.

         The Company has used the proceeds from the sales of these units primarily for certain R&D and other expenses relating to the development of its oxygenation technology and general working capital requirements.

Equity Compensation Plan Information

         The following table summarizes share information about the Company's equity compensation plans, including the company's Stock Option Plan ("the Plan") and non-plan equity compensation agreements as of December 31, 2003:

                                  Number of Securities                               Number of Securities
                                      to be Issued           Weighted-Average      Remaining Available for
                                    Upon Exercise of        Exercise Price of       Future Issuance Under
                                  Outstanding Options,     Outstanding Options,      Equity Compensation
      Plan Category               Warrants and Rights      Warrants and Rights              Plans
----------------------------      --------------------     --------------------     --------------------
Equity compensation plans
approved by security holders                   131,500            $  0.76                   39,600

Equity Compensation
plans not approved
by security holders                          1,083,500            $  0.31                     (1)

                                  --------------------
                       Total                 1,215,000            $  0.36
                                  ====================

(1) Options granted by Board of Directors subject to sharesholders approving a stock option plan amendment and the adoption of a new plan.

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Equity Compensation Plans Approved by Shareholders

         The 1993 Nonemployee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 2003.

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

         The 1997 Plan provides nonqualified stock options for nonemployee directors to purchase an aggregate of 100,000 shares of Common Stock, with grants of options to purchase 2,000 shares to each nonemployee director on October 1, 1997, grants of options to purchase 2,000 shares on each May 1st thereafter (starting in 1999), and grants of options to purchase 2,000 shares upon election or appointment of any new non-employee directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option.

         The 1997 Plan also provides nonqualified stock options for nonemployee directors who serve on committees of the Board of Directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under this provision of the 1997 Plan during the year ended December 31, 2003.

Equity Compensation Plans Not Approved by Shareholders

         During August 1999, the Company agreed to grant an option to purchase 18,000 shares of the Company's common stock to each of the five individuals comprising the Board of Directors, subject to shareholders' approval at the next annual meeting at an exercise price of $.64065 per share. Since the options have been granted pending shareholders' approval, the options are reflected as outstanding as of December 31, 2000.

         In August 2001, the Company agreed to increase the options granted to Board members each year. Subject to shareholders approval, the Company agreed to grant option to purchase a total of 20,000 shares of the Company's common stock to each of the five individuals comprising the Board of Director, beginning with the calendar year 2000. Subject to shareholders approval, each Board Member will receive options to purchase 18,000 shares of common stock at an exercise price of $.20157 for their service in 2000 and options to purchase 20,000 shares of common stock at an exercise price of $.4275 for their service in 2001, $.3155

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

for their services in 2002, and $.2430 for their services in 2003. Since the plan has not been amended by the shareholders and there are insufficient options available in the current plan, the 2002 and 2003 options have not been reflected as being outstanding as of December 31, 2003.

Item 6.  Selected Financial Data

                                                    Years Ended December 31,
                             -----------------------------------------------------------------------
                                2003           2002           2001           2000           1999
                             -----------    -----------    -----------    -----------    -----------
Net Sales                    $ 1,219,710    $ 1,671,641    $ 2,132,717    $ 2,203,847    $ 2,665,513
Operating (Loss)                (835,294)      (905,868)      (748,243)      (946,771)    (3,064,189)
Interest (expense) - net        (101,562)         1,028          9,198         20,945         80,860
Net (Loss)                      (936,856)      (904,840)      (758,696)      (923,632)    (2,974,142)
Basic & Diluted Earnings
 (Loss) per Common Share           (0.13)         (0.17)         (0.15)         (0.19)         (0.60)
Total Assets                   1,743,087      1,468,549      2,036,182      2,800,515      3,835,303
Total Shareholders' Equity     1,168,500        887,606      1,382,944      2,141,640      3,065,272


Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations

Overview

         In November 2003 the Company was granted a patent on its new oxygenation technology that provides a method for delivery of oxygen into the skin and tissue at depths that are considered medically therapeutic without the use of the blood steam. Preliminary research was conducted at the University of Massachusetts and Florida Atlantic University and the process to obtain FDA approval was initiated. Management plans to research additional medical indications once Hydron obtains FDA approval.

         The Company raised $1.1 million in December 2003 in a non-brokered private placement exempt from registration under the Securities Act to fund the initial research and initiate the lengthy FDA approval process. As research results begin to quantify the broad applications of this technology and the FDA hurdles are passed, Management anticipates that Hydron will attract key strategic partners and new investment money will become available. Management also anticipates that product development will accelerate in medical areas such as wound and burn treatment as well as in skin care areas such as scar reduction, acne, diaper rash, oral health, etc.

         In 2002 the Company virtually eliminated sales made through television retailers as the result of terminating the exclusive relationship with HSN in late 2001 and as revenues derived from resales by QVC to prior customers declined. Management expects that in 2004 and beyond, an increasing portion of its skin care sales will be generated from direct marketing by the Company through use of direct response mail, catalog print and sales made on its web

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

site. Management also expects that the Company will generate an increasing portion of its revenues from sales made through private label customers and will look for other opportunities to sell the Company's products through similar arrangements. Management anticipates introducing new cosmetic products based on its oxygenation technology, which it believes will open doors for new distribution. However, the types and timing of the introduction of new cosmetic products will depend upon, the results of further clinical testing.

         Management believes that the Company's survival and success is dependent upon its ability to attract additional capital to complete the commercial development of its oxygenation technology. In order to attract this capital, Management believes that the Company's oxygenation research will need to continue to yield results indicating the commercial viability of products based on this technology, as well as receipt of necessary FDA approvals for commercial medical applications of oxygenation products. In addition, Management believes that it will be necessary for the Company to develop new products based on its Hydron(TM) polymer, enhance retail distribution of its current products through its proprietary catalog and web site, as well as through expansion of third party licensing arrangements to companies that will sell the Company's products under private labels and international distributors.

Results of Operations - 2003 versus 2002

         Total net sales for 2003 were $1,219,710, a decrease of $451,931 or 27.0% from net sales of $1,671,641 for the year ended December 31, 2002. Skin care products net sales for 2003 were $1,071,819, a decrease of $426,565 or 28.5% from sales of $1,498,384 in 2002. Professional products' net sales for 2003 were $18,067, a decrease of $12,041 or 40.0% from sales of $30,108 in 2002.
Freight revenues for 2003 were $129,823, a decrease of $13,325 of 9.3% from freight revenues of $143,149 in 2002.

         Skin care products primarily consist of catalog sales and private label sales. During 2003, direct marketing catalog sales decreased by $164,499 or 14.3% from $1,146,989 in 2002 to $982,490 in 2003. The Company did not promote to historical customer lists from QVC and HSN as it did in 2002. These activities were part of the termination agreements that expired in 2002. As a result, the promotional costs as well as the sales dollars were below those seen in 2002. Private label sales in 2003 were $57,056, a decrease of $74,152 or 56.5% from such sales of $131,208 in 2002. These sales tend to fluctuate from year to year as purchase orders cover more than one year's supply and every product in the line is not purchased every year. In addition, new product introductions are not necessarily made by the private label customers every year. A new product was introduced in 2002, but not in 2003. Sales to retail stores were less than 1% of sales in 2003. Retail store sales decreased $194,584 or 96.8% from $201,010 in 2002 to $6,426 in 2003, primarily reflecting minimal follow-up orders by retail stores after heavily discounted introductory offers in 2002.

         Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. As noted above, net sales of dental products for 2003 were $18,067, a decrease of $12,041 or 40.0% from sales of $30,108 in 2002.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

In 2002 our customers increased their backroom stock after Hydron had delays in filling orders in 2002 when one of the required components was discontinued. Sales in 2003 reflect a more normal buying pattern for our existing customers

         Over 98% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. These sales are not material at this time and represented 1.2% and 1.7% of total sales for 2003 and 2002, respectively.

         Cost of sales was $585,186 for 2003, a decrease of $178,172 or 23.3% from cost of sales of $763,358 for 2002. Cost of sales was 48.0% of total sales in 2003 compared to 45.7% in 2002. The increase in the cost of sales percentage reflects the cost ($8,475) incurred to replace private label products that had not sealed properly and slightly higher inventory valuation adjustments, offset by the fact that high margin catalog sales represented a larger portion of total sales in 2003 (80.5%) than they did in 2002 (68.5%). Cost of sales for private label sales was in direct proportion to the sales level after taking into affect the charge for the replacement products. The Company monitors its inventory levels closely and writes-down any inventory in excess of one-year supply. Cost of sales include charges of $156,762 in 2003 to adjust inventories to one-year supply valued at the lower of cost or realizable value on a FIFO basis. Similar charges for 2002 were $128,893. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment.

         The Company's overall gross profit margin decreased slightly to 52.0% of net sales for 2003 versus 54.3% for 2002. This reflects the costs discussed above less the relative mix of higher margin catalog sales versus lower margin private label sales.

         Royalty expenses in 2003 and 2002 were $0. No accrued royalty expenses were required as the definition of applicable products was changed creating a surplus accrual. An aggregate of $127,437 was accrued and unpaid as of December 31, 2003. This amount is adequate to cover any royalties that might be payable through December 2003.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in 2003 were $98,568, an increase of $30,311, or 44.4% from R&D expenses of $68,257 in 2002. This increase is principally due to the Company's R&D work on its new oxygenation technology. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         Selling, general and administrative ("SG&A") expenses in 2003 were $1,178,211, representing a decrease of $251,959 or 17.6% from SG&A expenses of $1,430,170 in 2002. Sales commissions for 2003 were $1,816, a decrease of $55,385 or 96.8% from $57,201 in 2002. Sales commissions were primarily related to retails sale introductions in 2002 and decreased in line with the lower

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

retail sales in 2003. Legal expenses were $63,504 in 2003, a decrease of $65,983 or 51.0% from the $129,487 incurred in 2002. The legal costs for 2002 included the one-time cost associated with the Life International Products, Inc. licensing agreement for machine technology that creates micro-bubbles in liquids and legal costs associated with the Company's new oxygenation technology. Payroll expense was $444,193 in 2003, a decrease of $45,647 of 9.3% from $489,840 in 2002. This decrease was primarily due to the elimination of a managerial position in order to control operating costs. Warehousing expense was $37,210 in 2003, a decrease of $27,857 or 42.8% from the $65,067 incurred in 2002. This decrease reflects Management's efforts to reduce inventory levels and streamline the product line. Promotion expense in 2003 was $52,129, a decrease of $25,205 or 32.6% from $77,334 in 2002. This decrease was principally the elimination of direct marketing activities to historical QVC and HSN customers. Postage expense was $74,977 in 2003, a decrease of $14,973 of 16.6% from $89,950 in 2002. This decrease was principally the postage cost associated with the marketing activities to QVC and HSN customers. All other expenses were $504,382 for 2003 and decreased $16,909 of 3.2% from $521,291 in 2002.

         Depreciation and amortization expense was $193,039 for 2003, a decrease of $122,685 or 38.9% from $315,724 in 2002. The decrease was primarily due to intangible assets becoming fully amortized by mid-2003. Fully amortized intangible assets of $5,370,000 were written off in 2003.

         Net interest expense was $101,562 in 2003 compared to net interest income of $1,028 in 2002. Interest expense for 2003 included $102,500 that represented the fair value of stock options granted under an interest-free bridge loan obtained from two Company Directors. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss of $936,856, representing an increase of $32,016 or 3.5% from the net loss of $904,840 for 2002, primarily a result of the factors discussed above.

Results of Operations - 2002 versus 2001

         Total net sales for 2002 were $1,671,641, a decrease of $461,076 or 21.6%, from net sales of $2,132,717 for the year ended December 31, 2001. Skin care products net sales for 2002 were $1,498,384, a decrease of $467,743 or 23.8% from $1,966,127 in 2001. Professional products net sales for 2002 were $30,108, an increase of $10,922 or 56.9% from $19,186 in 2001. Freight revenues for 2002 were $143,149, a decrease of $4,255 or 2.9% from freight revenues of $147,404 in 2001.

         Skin care products consist of catalog sales, television retail, and private label sales. During 2002, direct marketing catalog sales decreased slightly by $31,263 or 2.6% from $1,178,252 in 2001 to $1,146,989 in 2002. The reduction in catalog sales resulted primarily from an increase in sales made with promotional discounts. Television retail sales in 2002 were $19,177, a

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

decrease of $328,454 or 94.5% from $347,631 in 2001. The decrease in television retail sales reflects the termination of the HSN agreement in late 2001, as well as declining revenues received from repeat sales by QVC to prior purchasers of the Company's products. Sales to television retailers represented 1.1% of the Company's sales in 2002, down from 16.3% in 2001. Private label sales were $131,208 in 2002; a reduction of $271,349 or 67.4% from sales of $402,557 in
2001, primarily the result of pipeline fill shipped to the customer in the second half of 2001.

         Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. Dental product sales in 2002 were $30,108, an increase $10,922 or 56.9% from $19,186 in 2001. This increase was the result of our customers increasing their backroom stock after Hydron had delays in filling orders in 2002 when one of the required components was discontinued. It took several months for the Company to certify a new manufacturer and qualify their component for insertion in Hydron's dental product.

         Over 97% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. In 2001, the Company also sold skin products to a pilot distributor in Taiwan, but that business was not continued in 2002. International sales are not material at this time and represented 1.7% and 2.5% of total sales for 2002 and 2001 respectively.

         Cost of sales was $763,358 for 2002, a decrease of $179,302 or 19.0% from cost of sales of $942,660 for 2001. Cost of sales was 45.7% of total sales in 2002 compared to 44.2% in 2001. The increase in the cost of sales percentage reflects an increase in the cost of shipments to our customers that was not passed on in the customer's billings. Shipping cost in 2002 were $174,911, an increase of $3,731 or 2.2% from $171,180 in 2001. In 2002, 81.8% of the shipping costs were billed to customers compare to 86.1% in 2001. The Company monitors its inventory levels closely and writes-down any inventory in excess of one-year supply. Cost of sales include charges of $128,893 in 2002 to adjust inventories to one-year supply valued at the lower of cost or realizable value on a LIFO basis. Similar charges for 2001 were $154,594. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment.

         The Company's overall gross profit margin decreased slightly to 54.3% of net sales for 2002 versus 55.8% for 2001, as the increased shipping costs were not reflected in the customer billings. The gross profit margin of catalog sales decreased slightly to 80.3% in 2002 from 81.9% in 2001 as the result of the mix of products and collections sold.

         Royalty expenses in 2002 were $0, representing a decrease of $86,574 or 100%, from royalty expenses of $86,574 in 2001. No royalty expense was required in 2002 as the definition of applicable products was changed creating a surplus accrual. An aggregate of $127,437 was accrued and unpaid as of December 31, 2002. This amount is adequate to cover any royalties that might be payable through December 2002.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

         R&D expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, conduct consumer panel studies, and focus groups. R&D expenses in 2002 were $68,257, an increase of $9,935 or 17.0%, from R&D expenses of $58,322 in 2001. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         SG&A expenses in 2002 were $1,430,170, representing a slight increase of $2,054 or 0.1%, from SG&A expenses of $1,432,224 in 2001. Sales commissions for 2002 were $57,201, a substantial increase of $51,079 from $6,122 in 2001. This increase was directly related to commission paid during the Company's 2002 promotional program to introduce its product line to several retail chains. Employee payroll and benefits were $577,435 in 2002, an increase of $41,380 or 7.7% from $536,055 in 2001. Payroll increased 5.0% and the remaining increase reflected the escalating cost of medical benefits. Insurance expense for 2002 was $99,880, an increase of $22,674 or 29.4% from $77,206 in 2001. This increase is directly related to the increased cost of Directors and Officers insurance. All other SG&A expenses in 2002 were $695,654, a decrease of $117,187 or 14.4% from $812,841 in 2001. This decrease includes reductions in royalties, legal and audit fees, computer technology services and travel expenses.

         Depreciation and amortization in 2002 was $315,724, a decrease of $45,456 or 12.6% from $361,180 in 2001. This decrease relates to the depreciation of the leasehold improvements associated with the Company's previous office facility. The lease on that facility expired September 2001 and the offices were relocated.

         Interest and investment income in 2002 was $1,028, a decrease of $8,170 or 88.8%, from interest income of $9,198 in 2001, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for 2002 of $904,840, representing an increase of $146,144 or 19.3% from the net loss of $758,696 for 2001, primarily a result of the factors discussed above.

Results of Operations - 2001 versus 2000

         Net sales for 2001 were $2,132,717; a decrease of $71,130 or 3.2%, from net sales of $2,203,847 for the year ended December 31, 2000. Skin care products net sales for 2001 were $1,966,127, a decrease of $105,814 or 5.1% from $2,071,941 in 2000. Professional products net sales for 2001 were $19,186, an increase of $9,659 or 101.4% from $9,527 in 2000. Freight revenues for 2001 were $147,404, an increase of $25,025 or 20.4% from freight revenues of $122,379 in 2000.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

         Skin care products consist of catalog sales, private label, television retail, and international sales. During 2001, direct marketing catalog sales were $1,178,252, an increase of $151,184 or 14.7%, from $1,027,068 in 2000. The increase in direct marketing catalog sales resulted primarily from an increase in new customer trial and the continuation of promotional offers to existing customers. Private label sales in 2001 were $402,557. There were no private label sales in 2000. Television retail sales were $347,631 in 2001, a decrease of $697,242 or 66.7%, from $1,044,873 in 2000. The decrease in sales to television retailers HSN and QVC primarily reflect the limited airtime provided by HSN during the first nine months of the year and the termination of the exclusive sales agreement with HSN, as well as declining revenues received from resales by QVC to prior purchasers of the Company's products. Sales to television retailers represented 16.3% of the Company's sales in 2001, down from 47.4% in 2000. In 2001, the Company had initial sales of $33,355 to a new distributor in Taiwan. This is an introductory effort to determine if this new distributor and the Hydron products can impact the skin care market in Taiwan.

         Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. Dental product sales in 2001 were $19,186, an increase of $9,659 or 101.4% from $9,527 in 2000.

         Over 97% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. In 2001, skin care products were also sold in Taiwan. International sales are not material at this time and represented 2.5% and 1.5% of total sales in 2001 and 2000 respectively.

         Cost of sales was $942,660 for 2001, an increase of $370,777 or 64.8% from $571,883 in 2000. Cost of sales was 44.2% of total sales in 2001 compared to 25.9% in 2000. The increase in 2001 reflects a shift of sales away from high margin television retail sales (61.1%) with high promotional costs to private label sales that have lower margins (38.1%) and minimal promotional costs. In addition, cost of sales in 2000 reflected a one-time savings of $175,000 when a packaging contract was favorably renegotiated. The Company monitors its inventory levels closely and writes-down any inventory in excess of one-year supply. Cost of sales include charges of $154,594 in 2001 to adjust inventories to one-year supply valued at the lower of cost or realizable value on a LIFO basis. There were no similar charges for 2000. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment.

         As a result of the above factors, the Company's overall gross profit margin decreased to 55.8% of net sales for 2001 versus 74.1% for 2000.

         Royalty expenses in 2001 were $86,574, representing a decrease of $16,984 or 16.4%, from royalty expenses of $103,558 in 2000. The decrease in 2001 is commensurate with the decrease in gross sales derived from Hydron(TM) polymer-based products by the Company. These expenses are related entirely to the Company's obligations under the GPS Agreement with Hydro-Med and pertain to

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

the use of the Hydron(TM) polymers as a formula ingredient for many of the Company's products.

         R&D expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, conduct consumer panel studies, and focus groups. R&D expenses in 2001 were $58,322, a decrease of $25,786 or 30.7%, from R&D expenses of $84,108 in 2000. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, as well as the number and type of products under development at such time.

         SG&A expenses in 2001 were $1,432,224, representing a decrease of $495,709 or 25.7%, from SG&A expenses of $1,927,933 in 2000. This decrease is the result of: 1) lower marketing expenses associated with reducing activity with HSN in 2001 ($254,618), 2) reduced selling and advertising expenses associated with Catalog sales ($126,162), 3) reduced expenses related to outside consultants ($84,963), and 4) reduced expenses for rents resulting from the switch over to outside warehousing ($48,952). These cost reductions were partially offset by: 1) increased catalog postage and handling associated with attracting new customers ($22,217), and 2) increased legal expenses associated with developing patents and contracts for new technology ($34,454).

         The Company operated 2001 at a close-to-break-even cash flow rate ($23,879) while carefully investing in the future. Excluding some one-time charges, 2001 would have a positive cash flow of $157,628. During the year, there have been a number of one-time expenses that reduced operating cash, including: costs associated with a patent application ($58,572), legal costs associated with research and development technology ($84,718), and moving costs associated with the relocation of the corporate offices to Pompano Beach ($38,217).

         Interest and investment income in 2001 was $9,198, a decrease of $11,746 or 56%, from interest income of $20,945 in 2000, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for 2001 of $758,696, representing a reduction of $164,935 or 18% from the net loss of $923,631 for 2000, primarily as a result of the significant reductions in expenses, particularly relating to SG&A as discussed above.

Liquidity and Capital Resources

         The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next twelve months. The development of our oxygenation technology will depend on our ability to raise capital on commercially reasonable terms. The Company's working capital was approximately $954,781 at December 31, 2003, including cash and cash equivalents of approximately $964,723. Cash used by

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

operating activities was $383,106 and $53,110 was invested in equipment and patents. This was offset by proceeds from financing activities of $1,109,803.

         The Company does not have any material debt, long-term capital leases or long-term operating leases. The Lease on the current office facility expires August 31, 2004 and the Company expects to renew the lease on a short-term basis. The only capital lease expires February 4, 2005 with the total remaining payments after December 31, 2003 of $5,006. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with GP Strategies Corporation (See note 5 to Financial Statements). The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

         The Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), on December 10, 2002 to several accredited investors. Each Unit is comprised of one share of common stock and one three-year option to buy one additional common share at $.20. As of December 31, 2003 all 1,750,000 options are outstanding.

         On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. As of December 31, 2003, all 2,210,000 warrants are outstanding.

         The Company is in the process of registering these outstanding shares and the 4,481,500 underlying shares of outstanding warrants/options with the Securities and Exchange Commission as required by the November 14, 2003 private placement agreement. The warrants/options are a future source of capital for the Company and could generate up to $2,560,000 if they are exercised.

         The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis. The ability of the Company to continue as a going concern is dependent upon increasing sales, managing operating expenses and obtaining additional equity financing.

         Management's plan includes the following elements:

     o Obtaining FDA approval of the Company's oxygenation technology in marketing segments, which are attractive to today's investor.

     o Effectively applying the Company's existing resources to achieve objectives that will attract the interest of new investors and strategic partners.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

     o Advancing the oxygenation technology in the medical segment that will stimulate the interest of new investors and strategic partners.

     o Entering into joint ventures with strategic partners that can provide complimentary products, distribution, and manufacturing capabilities.

     o Expanding the product line of existing private label customers and thus leverage the Hydron(TM) polymer technology across multiple product lines.

     o Developing new skin care products for new private label customers utilizing Hydron's proprietary expertise on a broader base of products.

     o Licensing proprietary and possibly patentable technologies, including skin and tissue oxygenation and the acne ingredient delivery system, where appropriate to third party companies.

     o Continued emphasis on catalog sales, including sales made over the internet, since these sales have higher profit margins.

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

     o The Company will continue to develop proprietary technology that it believes will improve its long-term success in the skin care business, such as the acne ingredient delivery system. The Company's super-oxygenated fluid and composition technology should allow significant advances in skin care products and open application and licensing opportunities beyond the skin care category.

     o The Company does not have the financial resources to sustain a national advertising campaign to support distribution of its products in conventional retail stores. In view of the foregoing, Management's strategy has been to enter into marketing, licensing and distribution agreements with third parties which have greater financial and distribution resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

         There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful.

Change in Accounting Principle and New Accounting Pronouncements

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented in Note 1 and Note 10 to the accompanying financial statements, and the interim reporting requirements were adopted in the first interim period in 2003. We have not determined whether we will undertake a change to the fair value method in the near future. As our supplemental disclosure in Note 1 and Note 10 indicates, our adoption of the fair value provisions of SFAS No. 123 would not have a negative effect on our Income Statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or on its results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

         Shipping and handling billings and costs have been reclassified in the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation and the provisions of Emerging Issues Task Force No. 00 -10, "Accounting for Shipping and Handling Fees and Costs". These reclassifications have no effect on reported net income. In 2002 and 2001, the Company reclassified $143,149 and $147,404 respectively, of shipping fees to net sales and $174,911 and $171,180, respectively to cost of sales. Selling, general and administrative expenses were reduced accordingly.

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

Application of Critical Accounting Estimates

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

         We believe the following critical accounting estimates are significant in preparation of our financial statements.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

Allowance for Sales Returns

         Hydron(TM) records product sales when persuasive evidence of an arrangement exists, shipment has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Catalog sales are sold on a cash basis with a 30-day guarantee. Returns have been less than $10,000 annually for the last five years. A provision is made at the time sales are recognized for the estimated cost of product warranties. Private label sales are sold on account and are collected in 30 to 45 days. If there is a production or packaging problem, the Company would correct the problem and replace the product sold. To minimize that possibility, the Company inspects all production batches before they are packaged to insure quality, effectiveness and consistency.

Inventory Valuation

         Shifting sales from one item in our product line to another or minimum production requirements may create a situation where inventory levels of specific items may exceed the annual sales of that item. This can create inventory levels in excess of net realizable value. We regularly review inventory quantities on hand and, where necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of product demand or historical usage of the product. If our sales do not materialize as planned or decline below historic levels, we increase our reserve for excess (quantities in excess of one year's sales) and obsolete inventory. This would reduce our earnings and cash flows.

         Packaging changes are planned far in advance in order to limit the impact of out-dated or obsolete components. Private label customers are required to prepay the cost of packaging materials in order to take advantage of volume discounts and protect the Company from any sudden packaging changes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         As of the end of the period covered by this annual report (the "Evaluation Date"), the Company has carried out an evaluation, under the supervision and with the participation of management, including its Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e) are effective as of the Evaluation Date.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out is evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the rules and procedures required pursuant to the Exchange Act. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events and may fail to reveal information that would require disclosure if events deviate from the assumptions made by Management.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

Listed below are the directors and executive officers of the Company as of December 31, 2003:

         Name                       Position
         ----                       --------
         Richard Banakus            Director, Chairman and Interim President
         Karen Gray                 Director
         Joshua Rochlin             Director
         Ronald J. Saul             Director
         Terrence S. McGrath        Chief Operating Officer
         William A. Lauby           Chief Financial Officer

Business Experience

         Richard Banakus, age 57, has served as a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

         Joshua Rochlin, age 37, has served as director for the Company since January 2000. Mr. Rochlin joined GoAmerica, Inc., a wireless internet service provider, in December 1999. He is currently Senior Vice President, Strategy and Corporate Development at GoAmerica. Prior to joining GoAmerica, Mr. Rochlin was the founder and Chief Executive Officer of MyCalendar.com, LLC from December 1998 to December 1999. He previously served as an associate for the law firm of Rubin Baum Levin Constant & Friedman in New York City from February 1995 to December 1998.

         Karen Gray, age 45, has served as a director of the Company since December 1997 and was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Ronald J. Saul, age 56, has served as a director of the company since January 2003. From September 1992 to the present Mr. Saul has been a financial consultant. From October 1985 through August 1992 Mr. Saul was the Treasurer and Vice President of National Intergroup, a multi company holding company. From November 1970 to September 1985 Mr. Saul held various accounting and financial positions with National Intergroup Inc. and its successor company National Steel Corporation.

         Terrence S. McGrath, age 46, has served as Chief Operating Officer of the Company since January 2000. Mr. McGrath has 20+ years marketing, brand management and sales experience in a diverse range of consumer goods and cosmetic categories including Procter & Gamble Toiletries Division, Noxell, makers of Cover Girl and Noxzema products where he specialized in new category product development; The Isaly Klondike Company where he served as VP Marketing for Klondike Ice Cream; and Pioneer Products, where he served as VP Marketing and Sales for Betty Crocker licensed products.

         William A. Lauby, age 60, has served as Chief Financial Officer of the Company since March 2000. Mr. Lauby has 20+ years experience in companies that manufacture and market consumer products including The Seven-Up Company and Isaly Klondike Company. He held the position of Chief Financial Officer for these companies as well as a pension & welfare organization. He is a CPA, obtaining his experience with Ernst & Young.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the year ended December 31, 2003; all filing requirements applicable to Reporting Persons were complied with, except that the Chief Operating Officer has not filed an initial report on Form 3. He has indicated that he will file it forth with.

Item 11. Executive Compensation

         The following table sets forth information for the years ended December 31, 2003, 2002 and 2001 with respect to all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. None of the Company's other executive officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 2003.


Item 11. Executive Compensation (continued)

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

   NAME AND PRINCIPLE                                                      OTHER ANNUAL
        POSITION                    YEAR        SALARY        BONUS        COMPENSATION
-------------------------------   --------    ----------    ---------    ----------------

Richard Banakus, Chairman           2003      $   10,530        0
                                    2002      $    6,000        0
                                    2001      $    6,410        0

Terrence S. McGrath, COO            2003      $  125,000        0
                                    2002      $  125,000        0
                                    2001      $  122,000        0

William A. Lauby, CFO               2003      $  110,000        0
                                    2002      $  110,000        0
                                    2001      $  107,000        0

         During 2003, the members of the Board were granted options to purchase 20,000 shares of the Company's common stock for participation on the Company's Board of Directors and an additional 5,000 shares if they were on a Board of Directors committee, subject to approval by the shareholders of the continuation of the stock option plans and an increase to the number of shares available.

         The following table sets forth certain information relating to option exercises effected during the year ended December 31, 2003, and the value of options held as of such date by the Company's Chief Executive Officer and all other persons who were executive officers of the Company and its subsidiaries for the year ended December 31, 2003. The Company does not have any outstanding stock appreciation rights.

                  Aggregate Option Exercises for the Year Ended
                  December 31, 2003 and Year End Option Values
                  --------------------------------------------

                                                           Number of
                                                      securities underlying   Value(1) of unexercised
                                                       unexercised options      In-the-money options
                                                       at December 31, 2003     at December 31, 2003
Name                Shares Acquired      Value ($)         Exercisable/             Exercisable/
                      On Exercise       Realized(2)       Unexercisable            Unexercisable
                      -----------       -----------       -------------            --------------
Richard Banakus           -0-              -0-              1,696,500(3)           $1,017,985/-0-

--------------------

(1) Total value of unexercised options is based upon the closing price ($0.73) of Common Stock as reported by NASDAQ on December 31, 2003.
(2) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise and the exercise price of the options.
(3) Includes 1,250,000 unexercised options purchased in the Company's private placement completed December 10, 2002; 200,000 unexercised warrants purchased in the Company's Private Placement completed November 13, 2003; and 125,000 options received in a bridge loan agreement with the Company dated August 4, 2003; and 121,500 options received through the Company's 1993 Stock Option Plan.

         The Board of Directors has approved the issuance of an additional 178,500 options to Chairman, Richard Banakus, 425,000 options to COO, Terrence
S. McGrath and 225,000 options to CFO, William A. Lauby; subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected as of December 31, 2003 calculations since there are insufficient options available without the shareholders actions.

Employment Agreement

         There were no employment contracts in 2003, 2002, and 2001.

Compensation of Directors

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus, Chairman of the Board, because of his status as Interim President. The Company does not have a written employment agreement with Mr. Banakus.

         Nonemployee directors and Mr. Banakus receive an annual fee of $5,000, accrued quarterly. During 2003, each of Messrs. Richard Banakus, Karen Gray, Joshua Rochlin, and Ronald J. Saul earned $5,000 for their service as a director. As of December 31, 2003, unpaid director fees total approximately $65,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information as of December 31, 2003 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 2003, and (iv) the share ownership of the Company of all directors and executive officers of the Company, as a group (six persons).


Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters (continued)

Name and Address of                       Amount and Nature of              Approximate
Beneficial Owner                          Beneficial Ownership            Percent of Class
-------------------------------           --------------------            ----------------
Richard Banakus                              3,486,500(4)                       31.8%
82 Verissimo Drive
Novato, CA 94947

Karen Gray                                      63,000(5)                    Less than 1%
P.O. Box 478
Cutchogue, NY 11935

Joshua Rochlin                                  40,000(6)                    Less than 1%
1365 Milford Terrace
Teaneck, NJ 07666

Ronald J. Saul                               1,223,500(7)                       12.5%
3999 Benden Drive
Murrysville PA 15668

William A. Lauby                                 1,000                       Less than 1%
4256 SW 92 Avenue
Davie, FL 33328

All directors and executive
officers as a group (6 persons)              4,814,000(8)                       41.5%

--------------------

(4) Consists of 1,790,000 shares held directly and 1,696,500 shares issuable upon exercise of options and warrants.
(5) Consists of 3,000 shares held directly and 60,000 shares issuable upon exercise of options.
(6)  Consists of 40,000 shares issuable upon exercise of options.
(7) Consists of 673,500 shares held directly and 550,000 shares issuable upon exercise of options and warrants.
(8) Consists of 2,467,500 shares held directly and 2,346,500 shares issuable upon exercise of options.

Item 13. Certain Relationships and Related Transactions

         No applicable transactions.

Item 14. Principle Accountant Fees and Services

         The following table sets forth the aggregate fees billed by the Company's principal accountant, DaszkalBolton LLP.

                                               2003           2002
                                            ----------     ----------

Audit fees                                  $   40,199     $   48,103
Audit-related fees                                  --             --
Tax fees (Tax compliance and planning)           7,000          5,450
All ther fees                                       --             --
                                            ----------     ----------
                                            $   47,199     $   53,553
                                            ==========     ==========

         Under the procedures of the Company's audit committee, prior to engagement of the Company's auditors to provide audit services and non-audit services, the audit committee considers whether the provisions of such services would be compatible with maintaining the independence of the Company's principal accountants, and has determined that the provision of such services is compatible with such accountants' independence.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K

(a)(1) Financial Statements

The following financial statements required by Item 8 follow Item 14 of this
Report:

                                                                         Page

Reports of Independent Certified Public Accountants                       39

Financial Statements:
     Balance Sheets
     December 31, 2003 and 2002                                           40

     Statements of Operations
     Years ended December 31, 2003, 2002, and 2001                        41

     Statements of Changes in Shareholders'
     Equity for the Years ended December 31, 2003, 2002, and 2001         42

     Statements of Cash Flow
     Years ended December 31, 2003, 2002, and 2001                        43

     Notes to Financial Statements                                      44 - 57

(a)(2) All financial schedules are omitted since the required information is not present, is not in significant amounts sufficient to require submission of the schedules or because the information required is included in the Financial Statements or notes thereto.

Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K (continued)

(a)(3) Exhibits

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.(9)

3.2 Certificate of Amendment of the Certificate of Incorporation of Dento-Med as filed with the Secretary of State of New York on September 7, 1984.(10)

3.3   By-laws of the Company, as amended March 17, 1988.(11)

3.4 Certificate of Change of Dento-Med as filed with the Secretary of State of New York on July 14, 1988.(10)

3.5 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988.(12)

3.6 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(13)

3.7 Certificate of Amendment of the Restated Certificate of Incorporation of Hydron Technologies, Inc., as filed with the Secretary of State of New York on April 10, 2002.(10)

4.1   Non-Qualified Stock Option Plan.(14)

4.2 Registration Rights Agreement dated July 11, 2002, by and between Hydron Technologies, Inc. and Life International Products, Inc.(10)

4.3 Warrant Agreement dated November 14, 2003 between Hydron Technologies, Inc. and the parties named therein.(10)

10.1 Subscription Agreement dated November 22, 2002 between Hydron Technologies, Inc. and the subscribers named therein.(10)

10.2 Subscription Agreement dated September 31, 2003 between Hydron Technologies, Inc. and the subscribers named therein.(10)

10.3 Agreement dated July 11, 2002 between Hydron Technologies, Inc. and Life International Products, Inc.(10)

10.4  1997 Nonemployee Director Stock Option Plan.(15)

--------------------
(9) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.
(10) Incorporated by reference to the Company's report on Form S-3 filed February 11, 2004.
(11) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.
(12) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.
(13) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1993.
(14) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1986.
(15)  Incorporated by reference to the Company's Definitive Proxy Statement on
      Schedule 14A for the year ended December 31, 1996.

Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K (continued)


10.5 Bridge Loan Term Sheet for Interim Loans Between Hydron Technologies, Inc and Members of the Board of Directors.(10)



(b) Reports on Form 8-K

         None.

--------------------
(10) Incorporated by reference to the Company's report on Form S-3 filed February 11, 2004.

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Hydron Technologies, Inc.

We have audited the accompanying balance sheets of Hydron Technologies, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydron(TM) Technologies, Inc. at December 31, 2003, 2002, and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced losses from operations in 2003, 2002, and 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented direct marketing techniques to increase the more profitable catalog sales, add new customers and take advantage of new channels of distribution (see Note 11 to Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DaszkalBolton LLP
Boca Raton, Florida
March 31, 2004

                            HYDRON TECHNOLOGIES, INC.

                                 Balance Sheets

                                                                        December 31,
                                                                ----------------------------
                                  ASSETS                            2003            2002
                                                                ------------    ------------
Current assets
  Cash and cash equivalents                                     $    964,723    $    291,136
  Trade accounts receivable                                           10,191          40,000
  Inventories                                                        520,032         742,529
  Prepaid expenses and other current assets                           34,422          40,007
                                                                ------------    ------------
               Total current assets                                1,529,368       1,113,672

Property and equipment, less accumulated
   depreciation of $204,361 and $552,459 at
   2003 and 2002, respectively                                        17,641           9,448
Deposits                                                              19,587          20,816
Deferred product costs, less accumulated
   amortization of $133,186 and $5,317,262 at
   2003 and 2002, respectively                                       176,491         324,613

                                                                ------------    ------------
               Total Assets                                     $  1,743,087    $  1,468,549
                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                              $     42,229    $    133,983
  Loans payable                                                        4,803              --
  Royalties payable                                                  127,437         127,437
  Deferred revenues                                                  165,164          96,390
  Accrued liabilities                                                234,954         223,133
                                                                ------------    ------------
     Total current liabilities                                       574,587         580,943

Commitments and contingencies                                             --              --

Shareholders' equity
  Preferred stock - $.01 par value
     5,000,000 shares authorized; no shares issued
     or outstanding                                                       --              --
  Common stock - $.01 par value
     30,000,000 shares authorized; 9,320,336 shares
     issued and 9,260,136 shares outstanding at 2003;
     7,110,336 shares issued and 7,050,136 shares
     outstanding at 2002                                              93,203          71,103
  Additional paid-in capital                                      21,086,237      19,890,587
  Accumulated deficit                                            (19,571,782)    (18,634,926)
  Treasury stock, at cost; 60,200 shares at 2003 and 2002           (439,158)       (439,158)
                                                                ------------    ------------
     Total Shareholders' equity                                    1,168,500         887,606
                                                                ------------    ------------
         Total liabilities and shareholders equity              $  1,743,087    $  1,468,549
                                                                ============    ============

                 See accompanying notes to financial statements

                            HYDRON TECHNOLOGIES, INC.

                             Statement of Operations

                                               Year ended December 31,
                                      -----------------------------------------
                                         2003           2002           2001
                                      -----------    -----------    -----------
Net sales                             $ 1,219,710    $ 1,671,641    $ 2,132,717
Cost of sales                             585,186        763,358        942,660
                                      -----------    -----------    -----------
Gross profits                             634,524        908,283      1,190,057

Expenses
  Royalty expense                              --             --         86,574
  Research and development                 98,568         68,257         58,322
  Selling, general & administration     1,178,211      1,430,170      1,432,224
  Depreciation & amortization             193,039        315,724        361,180
                                      -----------    -----------    -----------
      Total expenses                    1,469,818      1,814,151      1,938,300

                                      -----------    -----------    -----------
Operating loss                           (835,294)      (905,868)      (748,243)

Interest (expense)income - net           (101,562)         1,028          9,198
Loss on abandonment of lease                   --             --        (19,651)
                                      -----------    -----------    -----------
      Loss before income taxes           (936,856)      (904,840)      (758,696)

Income taxes expense                           --             --             --
                                      -----------    -----------    -----------
      Net loss                        $  (936,856)   $  (904,840)   $  (758,696)
                                      ===========    ===========    ===========

Basic and diluted loss per share
  Net loss per common share           $     (0.13)   $     (0.17)   $     (0.15)
                                      ===========    ===========    ===========

Weighted average shares
  outstanding (basic and diluted)       7,340,766      5,201,369      4,975,136
                                      ===========    ===========    ===========

                 See accompanying notes to financial statements


                            HYDRON TECHNOLOGIES, INC.

                        Statement of Shareholders' Equity



                                    Common Stock        Preferred Stock    Additional                     Treasury
                               ----------------------  -----------------    Paid-in       Accumulated      Stock          Total
                                 Shares       Amount    Shares    Amount    Capital         Deficit      (at cost)       Equity
                               ----------   ---------  -------   -------  ------------   ------------   ------------   ------------

Balance at December 31, 2000    5,035,336   $  50,353       --        --  $ 19,501,837   $(16,971,390)  $   (439,158)  $  2,141,642

 Net loss                              --          --       --        --            --       (758,696)            --       (758,696)
                               ----------   ---------  -------   -------  ------------   ------------   ------------   ------------
Balance at December 31, 2001    5,035,336      50,353       --        --    19,501,837    (17,730,086)      (439,158)     1,382,946

 Issuance of Common shares
  for license agreement           325,000       3,250       --        --        52,000             --             --         55,250
 Private placement of
  common shares                 1,750,000      17,500       --        --       332,500             --             --        350,000
 Compensation expense from
  stock option awards                  --          --       --        --         4,250             --             --          4,250
 Net loss                              --          --       --        --            --       (904,840)            --       (904,840)
                               ----------   ---------  -------   -------  ------------   ------------   ------------   ------------
Balance at December 31, 2002    7,110,336      71,103       --        --    19,890,587    (18,634,926)      (439,158)       887,606

 Private placement of
  common shares                 2,210,000      22,100       --        --     1,082,900             --             --      1,105,000
 Compensation expense from
  stock option awards                  --          --       --        --       112,750             --             --        112,750
 Net loss                              --          --       --        --            --       (936,856)            --       (936,856)
                               ----------   ---------  -------   -------  ------------   ------------   ------------   ------------
Balance at December 31, 2003    9,320,336   $  93,203       --        --  $ 21,086,237   $(19,571,782)  $   (439,158)  $  1,168,500
                               ==========   =========  =======   =======  ============   ============   ============   ============

                 See accompanying notes to financial statements.


                            HYDRON TECHNOLOGIES, INC.

                             Statements of Cash Flow

                                                                            Year ended December 31,
                                                                   -----------------------------------------
                                                                       2003           2002           2001
                                                                   -----------    -----------    -----------
Operating activities
  Net loss                                                         $  (936,856)   $  (904,840)   $  (758,696)
    Adjustments to reconcile net loss to
     net cash used by operating activities
      Depreciation and amortization                                    193,039        315,724        361,180
      Loss on disposal of assets                                            --             --         19,651
      Compensation expense from stock option awards                     11,188          4,250             --
      Interest expense from stock optins awarded                       101,562             --             --

    Change in operating assets and liabilities
      Trade accounts receivables                                        29,809         21,444         74,862
      Inventories                                                      222,497        421,768        325,099
      Prepaid expenses and other current assets                          5,585          3,443         (3,831)
      Deposits                                                           1,229          7,386         32,198
      Accounts payable                                                 (91,754)        17,424        (78,232)
      Deferred revenues                                                 68,774        (52,256)       148,646
      Accrued liabilities                                               11,821        (37,460)       (76,051)
                                                                   -----------    -----------    -----------
    Net cash provided (used) by operating activities                  (383,106)      (203,117)        44,826

Investing activities
  Capital expenditures                                                 (15,308)            --        (10,133)
  Deferred product costs                                               (37,802)       (22,814)       (58,572)
                                                                   -----------    -----------    -----------
    Net cash provided (used) by investing activities                   (53,110)       (22,814)       (68,705)

Financing activities
  Proceeds from bridge loan                                            250,000             --             --
  Repayment of bridge loan                                            (250,000)            --             --
  Proceeds from Common Stock private placements of 2,210,000
    and 1,750,00 shares in 2003 and 2002, respectively               1,105,000        350,000             --
  Net cash provided from new loans payable                               4,803             --             --
                                                                   -----------    -----------    -----------
    Net cash provided (used) by financing activities                 1,109,803        350,000             --

                                                                   -----------    -----------    -----------
    Net increase (decrease) in cash and cash equivalents               673,587        124,069        (23,879)

Cash and cash equivalents at beginning of period                       291,136        167,067        190,946

                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of period                         $   964,723    $   291,136    $   167,067
                                                                   ===========    ===========    ===========

Noncash investing and financing activities
    Market value of stock issued for license agreement             $        --    $    55,250    $        --

                 See accompanying notes to financial statements

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

                        December 31, 2003, 2002, and 2001


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

         The Company is also committed to the research and development of products and medical applications associated with its proprietary tissue oxygenation technology. The Company owns U.S. and international patents on a method to infuse oxygen into the skin and tissue topically without using the blood stream. The oxygenation technology is being submitted to the Food & Drug Administration to obtain the necessary approvals for medical applications.

         Over 98% of the Company's products are sold in the United States directly to the consumer through Catalog sales and the internet, and to private label customers. Less than 2% of the Company's products are sold internationally through salons and doctors offices.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

         Cash and cash equivalents includes $5,026 which are covered by the Federal Deposit Insurance Commission and $959,198 is invested in short-term money market funds consisting of U.S. Government instruments.

                            Hydron Technologies, Inc.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

         Trade accounts receivable are due primarily from Reliv International, Inc. and are usually paid to the Company within 30 days after receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral, although in some cases it requires deposits or advances.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, packaging and raw materials.

Long-Lived Assets

         Hydron reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, Management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Hydron recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of December 31, 2003 there was no deemed impairment of long-lived assets.

Property and Equipment

         Property and equipment, consisting primarily of furniture and equipment, is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years (see Note 4).

Deferred Product Costs

         Deferred product costs consist primarily of costs incurred for the purchase and development of patents and product rights (see Note 5). The deferred product costs are being amortized over their estimated useful lives of five to seventeen years using the straight-line method.

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

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at December 31, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                      Year ended December 31,
                                            -----------------------------------------
                                                2003           2002           2001
                                            -----------    -----------    -----------
Net income, as reported                     $  (936,856)   $  (904,840)   $  (758,696)

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of related tax effects          $        --    $   (12,500)   $        --
                                            -----------    -----------    -----------

Pro Forma net income                        $  (936,856)   $  (917,340)   $  (758,696)
                                            ===========    ===========    ===========
Basic and diluted loss per share
        As reported                         $     (0.13)   $     (0.17)   $     (0.15)
                                            ===========    ===========    ===========

        Pro forma                           $     (0.13)   $     (0.18)   $     (0.15)
                                            ===========    ===========    ===========

                            Hydron Technologies, Inc.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition

         The Company recognizes revenue when

         o        Persuasive evidence of an arrangement exists
         o        Shipment has occurred
         o        Price is fixed or determinable, and
         o        Collectibility is reasonably assured

         Subject to these criteria, the Company recognizes revenue at the time of shipment of the relevant merchandise. The Company offers its customers a thirty-day warranty and estimates an allowance for sales returns based on historical experience with product returns.

Shipping and Handling Fees

         The Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Any amounts billed to third-party customers for shipping and handling is included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

Cost of Sales

         Products are manufactured through third parties under contract and cost of sales includes the cost of ingredients, packaging material, assembly and processing costs. Inbound freight, internal transfers, and component handling costs are charged to cost of sales. Costs associated with shipping product to customers is included in cost of sales. The cost of warehousing finished product that is available for sale is included in selling, general and administrative expenses.

Advertising

         Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses." Advertising expenses amounted to approximately $52,000, $72,000, and $77,000, for 2003, 2002, and 2001,
respectively.

Reclassifications

         Shipping and handling billings and costs have been reclassified in the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation and the provisions of Emerging Issues Task Force No. 00 -10, "Accounting for Shipping and Handling Fees and Costs". These reclassifications have no effect on reported net income. In 2002 and 2001, the Company reclassified $143,149 and $147,404 respectively, of shipping fees to Net sales and $174,911 and $171,180, respectively, of shipping costs to cost of sales. Selling, general and administrative expenses were reduced accordingly.

                            Hydron Technologies, Inc.

2. Fair Value of Financial Instruments

         The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short maturities.

3. Inventories

         At December 31, 2003 and 2002, inventories consist of the following:

                                               2003           2002
                                            ----------     ----------

         Finished goods                     $   90,443     $  208,748
         Raw materials and components          429,589        533,781
                                            ----------     ----------

                                            $  520,032     $  742,529
                                            ==========     ==========

         The Company's earnings were reduced for excess inventory by $156,762, $128,893 and $154,594, for the years ended December 31, 2003, 2002, and 2001, respectively.

                            Hydron Technologies, Inc.

4. Property and Equipment

         At December 31, 2003 and 2002, property and equipment consisted of the following:

                                                2003           2002
                                            -----------    -----------

         Furniture and equipment            $   222,002    $   561,907
         Less accumulated depreciation         (204,361)      (552,459)
                                            -----------    -----------

                                            $    17,641    $     9,448
                                            ===========    ===========

         Depreciation for the year ended December 31, 2003, 2002, and 2001 was approximately $7,115, $17,926 and $74,111 respectively.

5. Deferred Product Costs and Royalty Agreements

         From 1976 through 1989, the Company and GP Strategies Corporation (formerly known as National Patent Development Corporation) ("GPS") entered into various agreements, wherein the Company obtained the exclusive worldwide rights to market products using Hydron(TM) polymers in the consumer and oral health fields, the two fields in which the Company has concentrated its research and development efforts, and to utilize the Hydron(TM) polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The Hydron(TM) polymer is the underlying technology in substantially all of the Company's skin care products. GPS has the exclusive worldwide license to market prescription drugs and medical devices using Hydron(TM) polymers. Further, each has the right to exploit products with Hydron(TM) polymers not in the other's exclusive fields. As consideration for product rights obtained, the Company issued GPS an aggregate of 220,000 shares of common stock through 1989, valued at $5,370,000. The valuation for these shares was based on the market prices of the Company's common stock at the dates the agreements were made.

         At December 31, 2003 and 2002 deferred product costs consisted of the following:

                                                2003           2002
                                            -----------    -----------

         Deferred product cost              $   309,677    $   271,875
         Patent cost                                 --      5,370,000
                                            -----------    -----------
                                                309,677      5,641,875
         Less accumulated amoritization        (133,186)    (5,317,262)
                                            -----------    -----------

                                            $   176,491    $   324,613
                                            ===========    ===========

                            Hydron Technologies, Inc.

5. Deferred Product Costs and Royalty Agreements (continued)

         Deferred product costs are written off in the year they are fully amortized. Fully amortized deferred product cost of $5,370,00 and $462,557 were written off in 2003 and 2002, respectively. Amortization for the year ended December 31, 2003, 2002, and 2001 was approximately $185,924, $297,798 and
$287,069 respectively. Estimated future amortization of intangible assets are as follows:

                     2004             $ 25,985
                     2005               25,985
                     2006               25,985
                     2007               14,935
                     2008               11,388
                  thereafter            72,215

         Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron(TM) polymer products, except for sales of non-prescription drug products utilizing the Hydron(TM) polymer as an active ingredient to third parties where the seller receives an up-front license fee, royalty or similar payment where the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. An aggregate of $127,437 was accrued and unpaid as of December 31, 2003. This amount is adequate to cover any royalties that might be payable through December 2003. For the years ended December 31, 2003, 2002, and 2001, the Company's Statement of Operations has accrued royalty expense of approximately $0, $0 and $87,000, respectively. No accrued royalty expense was required in 2003 and 2002 as the definition of applicable products was changed creating a surplus accrual. The Company has not received any royalty payments, or been advised of any sales that would entitle us to royalty payments.

         GPS has assigned its rights under the GPS Agreement to Valera Pharmaceuticals (formerly known as Hydro-Med Sciences, Inc.) (Valera). The Company and Valera are currently in discussions to amend the GPS Agreement to, among other things, reduce their respective obligations to make royalty payments. No agreement is eminent and one may not be reached.

6. Accrued Liabilities

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At December 31, 2003 and 2002, accrued liabilities consisted of the following:

                            Hydron Technologies, Inc.

6. Accrued Liabilities (continued)

                                          2003           2002
                                       ----------     ----------

         Dividends payable             $   83,163     $   83,163
         Director fee payable              65,012         50,008
         Legal fees                        35,552          6,687
         Other                             51,227         83,275
                                       ----------     ----------
                                       $  234,954     $  223,133
                                       ==========     ==========

7. Income Taxes

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There has been no income tax expense during the three years ended December 31, 2003.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                      2003           2002           2001
                                   -----------    -----------    -----------

Net operating loss carryforwards   $ 8,015,000    $ 7,890,000    $ 7,494,000
Tax credit carry forwards              180,000        180,000        180,000
Other                                  215,000        230,000        465,000
                                   -----------    -----------    -----------

Deferred tax assets                  8,410,000      8,300,000      8,139,000
Less valuation allowance            (8,410,000)    (8,300,000)    (8,139,000)
                                   -----------    -----------    -----------

Total net deferred taxes           $        --    $        --    $        --
                                   ===========    ===========    ===========

         FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, Management has determined that an $8,410,000 valuation allowance at December 31, 2003 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $110,000, $161,000, and $249,000 in 2003, 2002, and 2001, respectively. At December 31, 2003, the

                            Hydron Technologies, Inc.

7. Income Taxes (continued)

Company has available net operating loss carryforwards of $21,092,000, which will expire beginning in the year 2004 and through the year 2018.

         The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                      Year ended December 31,
                                                 ---------------------------------
                                                   2003         2002        2001
                                                 --------     --------    --------
Tax at U.S. statutory rates                           -34%         -34%        -34%
State income taxes, net of federal tax benefit         -4%          -4%         -4%
Valuation allowance adjustments                        38%          38%         38%
                                                 --------     --------    --------

                                                        0%           0%          0%
                                                 ========     ========    ========

8. Stock Options and Warrants

         The number of shares of common stock reserved for issuance was 4,521,100 for December 31, 2003 and 2,036,100 for 2002. This includes 1,750,000 and 2,210,000 shares for the private placement subscription agreements completed December 10, 2002 and November 14, 2003.

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

         During August 1999, the Company agreed to increase the annual May 1st grant to the Board Members from 2,000 to 20,000 shares of the Company's common stock, subject to shareholders' approval at the next annual meeting. Since the options have been granted pending shareholders' approval, the options are reflected as outstanding as of December 31, 2003. These options expire five

                            Hydron Technologies, Inc.

8.  Stock Options and Warrants (continued)

years from the date of grant and all outstanding options are exercisable at December 31, 2003. There are no options available for grant under this plan at December 31, 2003. Activity with respect to these plans is as follows:

                                                                                     Weighted
                                              Number of                              Average
                                              Options/              Price            Exercise
                                              Warrants            Per Share           Price
                                             ----------         --------------       -------
Outstanding at December 31, 2001                206,500        $0.37  to $3.53        $ 0.96
       Stock options granted                     81,000         0.20  to  0.43          0.32
       Stock options expired                    (64,000)        0.31  to  3.53          1.34
                                             ----------

Outstanding at December 31, 2002                223,500         0.20  to  2.42          0.62
       Stock options granted                         --               --                  --
       Stock options expired                     (2,000)             2.42               2.42
                                             ----------

Outstanding at December 31, 2003                221,500         0.20  to  0.92          0.56
                                             ==========

         The Board of Directors has approved the issuance of an additional 943,500 options subject to the approval of a stock option plan amendment or the adoption of a new plan at the next shareholders' meeting. These options have not been reflected as of December 31, 2003 calculations since there are insufficient options available without the shareholders' actions.

Other Options and Warrants

         The Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), on December 10, 2002 to several accredited investors. Each Unit is comprised of one share of common stock and one three-year option to buy one additional common share at $.20. As of December 31, 2003 all 1,750,000 options are outstanding.

         On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. As of December 31, 2003, all 2,210,000 warrants are outstanding.

         The Company has agreements with several consultants who are to provide financial, business and technical advice to the Company in connection with the research, development, marketing and promotion of its products and other

                            Hydron Technologies, Inc.

8.  Stock Options and Warrants (continued)

matters. In exchange, these consultants were granted warrants and nonqualified stock options to purchase shares of the Company's common stock at prices representing the fair market value of the shares at the date of grant. Activity with respect to options and warrants granted to these consultants is summarized below:

                                                                                     Weighted
                                              Number of                              Average
                                              Options               Price            Exercise
                                              Warrants            Per Share           Price
                                             ----------         --------------       -------
Outstanding at December 31, 2001                     --         $     --             $    --
       Stock options granted                     25,000              0.22               0.22
                                             ----------

Outstanding at December 31, 2002                 25,000              0.22               0.22
       Stock options granted                     25,000              0.50               0.50
                                             ----------

Outstanding at December 31, 2003                 50,000         $ 0.22 to 0.50       $  0.36
                                             ==========

         The Company's Statement of Operations for the year ended December 31, 2003 includes $102,500 of interest expense representing the fair value of options granted in order to obtain an interest-free bridge loan from two of the Company's Directors. An additional $10,250 is included in Selling, general & administrative expenses representing the fair value of options granted for services received in the private placement offering that closed on November 13, 2003. For the year ended December 31, 2003, research and development cost included $4,250 representing the fair value of option granted to the Company's technical consultant.

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2002, and 2001:

                            Hydron Technologies, Inc.

8.  Stock Options and Warrants (continued)

                                                 2003        2002        2001
                                               --------    --------    --------

         Risk-free interest rate                    4.0%        4.5%       *
         Expected life                          5 years     5 Years        *
         Expected volatility                        139%        159%       *
         Expected dividend yield                      0%          0%       *

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

         There were no options granted during the year ended December 31, 2003 and 2002. The weighted average remaining contractual life of all options outstanding at December 31, 2003 was 4.6 years.

9. Commitments

         The Company leases office space under a non-cancelable lease agreement, which expires in August 2004. At December 31, 2003, the future minimum rental payments due under this noncancelable lease are $43,400 for the year ending December 31, 2004. Net rent expense was approximately $65,300, $70,000, and $74,900 in 2003, 2002, and 2001, respectively.

         The Company has purchased computer equipment through a financing lease that expires in February 2005. At December 31, 2003, the future minimum lease payments due under this non-cancelable lease are $4,621 and $770 for the year ended December 31, 2004 and 2005.

                            Hydron Technologies, Inc.

10.  Quarterly Financial Data (unaudited)

                                    For the year ended December 31, 2003
                             -------------------------------------------------
                                First        Second       Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                             ----------   ----------   ----------   ----------
Net sales*                   $  314,243   $  322,100   $  325,405   $  257,962

Operating income (loss)        (208,100)    (157,898)    (162,979)    (306,317)

Net income (loss)              (207,712)    (157,675)    (163,572)    (407,897)
Income (loss) per share      $    (0.03)  $    (0.02)  $    (0.02)  $    (0.06)

* Restated to include billings for shipping fees previously recorded net of shipping costs in selling, general and administrative expenses.

11.  Management's Plan

         The Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis. The ability of the Company to continue as a going concern is dependent upon increasing sales, managing operating expenses and obtaining additional equity financing.

         Management's plan includes the following elements:

     o Obtaining FDA approval of the Company's oxygenation technology in marketing segments, which are attractive to today's investor.

     o Effectively applying the Company's existing resources against objectives that will attract the interest of new investors and strategic partners.

     o Advancing the oxygenation technology in the medical segment that will stimulate the interest of new investors and strategic partners.

     o Creating joint ventures with strategic partners that can provide complimentary products.

     o Expanding the product line of existing private label customers and thus leverage the Hydron technology across multiple product lines.

     o Developing new skin care products for new private label customers utilizing Hydron's proprietary expertise on a broader base of products.

                            Hydron Technologies, Inc.

11.  Management's Plan (continued)

     o Licensing proprietary and possibly patentable technologies, including skin and tissue oxygenation and the acne ingredient delivery system, where appropriate to third party companies.

     o Continued emphasis on Catalog sales, including sales made over the internet, since these sales have higher profit margins.

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

     o The Company will continue to develop proprietary technology that it believes will improve its long-term success in the skin care business, such as the acne ingredient delivery system. The Company's Super-oxygenated fluid and composition technology should allow significant advances in skin care products and open application and licensing opportunities beyond the skin care category.

     o The Company does not have the financial resources to sustain a national advertising campaign to support distribution of its products in conventional retail stores. In view of the foregoing, Management's strategy has been to enter into marketing, licensing and distribution agreements with third parties which have greater financial and distribution resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

         There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful.

                            [LOGO DaszkalBolton LLP]
                          ----------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS


Michael I. Daszkal, CPA, P.A.                          2401 N.W. Boca Raton Blvd
Jeffrey A. Bolton, CPA, P.A.                           Boca Raton, FL 33433
Timothy R. Devlin, CPA, P.A.                           t: 561.367.1040
Michael S. Kridel, CPA, P.A.                           f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                          www.daszkalbolton.com


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
               --------------------------------------------------


We hereby consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 33-78296, 33-84554, and 33-11765) of Hydron
Technologies, Inc. and the related prospectuses of our audit report dated March 18, 2004 with respect to the balance sheets at December 31, 2003 and 2002 and statements of operations, changes in shareholder' equity and cash flows of Hydron Technologies, Inc. for the years ended December 31, 2003, 2002 and 2001 in the Form 10-K.


/s/ DASZKAL BOLTON LLP


Boca Raton, Florida
April 12, 2004

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

                                       Date: April 12, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated: