Form 10-Q
period 2004-03-31
HYDRON TECHNOLOGIES INC
filed 2004-05-13
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                 For the Quarterly Period Ended: March 31, 2004
                                       or

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

   Number of shares of common stock outstanding as of May 10, 2004: 9,260,136

TABLE OF CONTENTS                                                           PAGE

Part I. Financial Information
-----------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets-- March 31, 2004 and                       3
              December 31, 2003

         Condensed Statement of Operations -- Three months ended             4
              March 31, 2004 and 2003
         Condensed Statements of Cash Flow -- Three months ended             5
              March 31, 2004 and 2003

         Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition         8
              and Results of Operations

Item 4.  Controls and Procedures                                             15

Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.                                   16

         Signatures                                                          17

         Certification of Chief Officers Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K      18

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002      21

                            HYDRON TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                                                            March 31, 2004     December 31, 2003
                                                             (Unaudited)            (Note)
                                                          -----------------    -----------------
                    ASSETS
Current assets
     Cash and cash equivalents                            $         884,497    $         964,723
     Trade accounts receivable                                        1,825               10,191
     Inventories                                                    515,531              520,032
     Prepaid expenses and other current assets                       19,116               34,422
                                                          -----------------    -----------------
            Total current assets                                  1,420,969            1,529,368

Property and equipment, less accumulated
         depreciation of $205,411 and $204,361 at
         2004 and 2003, respectively                                 16,591               17,641
Deposits                                                             19,588               19,587
Deferred product costs, less accumulated
         amortization of $140,686 and $133,186 at
         2004 and 2003, respectively                                168,991              176,491

                                                          -----------------    -----------------
            Total Assets                                  $       1,626,139    $       1,743,087
                                                          =================    =================


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                     $         102,434    $          42,229
     Loans payable                                                    3,861                4,803
     Royalties payable                                              139,404              127,437
     Deferred revenues                                              138,966              165,164
     Accrued liabilities                                            237,945              234,954
                                                          -----------------    -----------------
         Total current liabilities                                  622,610              574,587

Commitments and contingencies                                            --                   --

Shareholders' equity
     Preferred stock - $.01 par value
         5,000,000 shares authorized; no shares issued
         or outstanding                                                  --                   --
     Common stock - $.01 par value
         30,000,000 shares authorized; 9,320,336 shares
         issued; and 9,260,136 shares outstanding
         at 2004 and 2003, respectively                              93,203               93,203
     Additional paid-in capital                                  21,086,237           21,086,237
     Accumulated deficit                                        (19,736,753)         (19,571,782)
     Treasury stock, at cost; 60,200 shares                        (439,158)            (439,158)
                                                          -----------------    -----------------
         Total Shareholders' equity                               1,003,529            1,168,500

                                                          -----------------    -----------------
         Total liabilities and shareholders equity        $       1,626,139    $       1,743,087
                                                          =================    =================

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnoters required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements

                            HYDRON TECHNOLOGIES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net sales                                          $    386,132    $    313,627
Cost of sales                                           157,630         116,359
                                                   ------------    ------------
Gross profits                                           228,502         197,268

Expenses
      Royalty expense                                    11,967              --
      Research and development                           64,745          17,179
      Selling, general & administration                 309,031         338,419
      Depreciation & amortization                         8,550          49,770
                                                   ------------    ------------
          Total expenses                                394,293         405,368

                                                   ------------    ------------
Operating loss                                         (165,791)       (208,100)

Interest income - net of interest expense                   820             388
                                                   ------------    ------------
          Loss before income taxes                     (164,971)       (207,712)

Income taxes expense                                         --              --
                                                   ------------    ------------
          Net loss                                 $   (164,971)   $   (207,712)
                                                   ============    ============

Basic and diluted loss per share
      Net loss per common share                    $      (0.02)   $       0.03
                                                   ============    ============

Weighted average shares
      outstanding (basic and diluted)                 9,260,136       7,050,136
                                                   ============    ============


Note: Shipping and handling revenues and costs have been reclassified from selling, general, & admintration to net sales and cost of sales, respectively. These reclassifications have no effect on reported net income.

            See accompanying notes to condensed financial statements

                            HYDRON TECHNOLOGIES, INC.

                        Condensed Statements of Cash Flow
                                   (Unaudited)

                                                               Three Months ended
                                                            ------------------------
                                                               2004          2003
                                                            ----------    ----------
Operating activities
       Net loss                                             $ (164,971)   $ (207,712)
           Adjustments to reconcile net loss to
            net cash used by operating activities
                Depreciation and amortization                    8,550        49,770

           Change in operating assets and liabilities
                Trade accounts receivables                       8,366        35,142
                Inventories                                      4,501        17,008
                Prepaid expenses and other current assets       15,306        11,877
                Deposits                                            --            --
                Accounts payable                                60,204       (54,798)
                Royalties payable                               11,967            --
                Deferred revenues                              (26,198)       26,652
                Accrued liabilities                              2,991        15,254
                                                            ----------    ----------
           Net cash used in operating activities               (79,284)     (106,807)

Investing activities
       Capital expenditures, net                                    --        (5,838)
       Deferred product costs                                       --        (6,480)
                                                            ----------    ----------
           Net cash used in investing activities                    --       (12,318)

Financing activities
           Net cash used for loans payable                        (942)           --


                                                            ----------    ----------
           Net decrease in cash and cash equivalents           (80,226)     (119,125)

Cash and cash equivalents at beginning of period               964,723       291,136

                                                            ----------    ----------
Cash and cash equivalents at end of period                  $  884,497    $  172,011
                                                            ==========    ==========

            See accompanying notes to condensed financial statements.

                            Hydron Technologies, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)


Note A -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note B - Inventories

         Inventories consist of the following:

                                                 March 31     December 31,
                                                   2004           2003
                                               ------------   ------------

          Finished Goods                       $    101,221   $     90,443
          Raw materials and components              414,310        429,589
                                               ------------   ------------

                                               $    515,531   $    520,032
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

Note D - Earnings Per Share

         Effective January 1, 2004, the Company granted options to purchase 100,000 shares of common stock for $.659 to consultants. These options vest over 12 months.

         Options and warrants to purchase 4,581,500 shares of common stock were outstanding at March 31, 2004, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

         The Board of Directors has approved the issuance of an additional 943,500 options, subject to the approval of a stock option plan amendment at the

                            Hydron Technologies, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)


Note D - Earnings Per Share

next shareholders' meeting. These options have not been reflected in March 31, 2004 calculations since there are insufficient options available without the shareholders' actions.

         There were no options granted to employees during the three months ended March 31, 2004 that would require adjustments to the pro forma information regarding net income and earnings per share required by FASB Statement No. 123 and it is unchanged from that reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note E - Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. Accrued liabilities consisted of the following:

                                          March 31,    December 31,
                                            2004           2003
                                        ------------   ------------

          Dividends payable             $     83,163   $     83,163
          Director fees payable               69,013         65,012
          Legal fees                           4,912         35,552
          Other                               80,857         51,227
                                        ------------   ------------
                                        $    237,945   $    234,954
                                        ============   ============


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

         Hydron Technologies, Inc. continues to shift its primary focus to conducting research and development into products and medical applications utilizing its patented tissue oxygenation technology. In November 2003 Hydron received a US patent for the method of oxygenating skin and tissue topically, using microbubbles of pure oxygen, averaging one micron in diameter, suspended in fluid. The super-oxygenation technology delivers pure oxygen through the skin to tissue depths considered therapeutic for wound healing and the maintenance of tissue viability. A topically applied oxygenated skin treatment could have numerous applications in wound healing and anti-aging skincare treatments.

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

         On November 14, 2003, Hydron completed a non-brokered private placement to accredited investors, raising $1.1 million, to accelerate its research and development program surrounding this oxygenation technology. The Company has also added expert clinical and regulatory consultants and will pursue approval from the FDA to allow the use of its oxygenation technology for a number of medical applications.

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

Results of Operations

         Total net sales for the three months ended March 31, 2004 were $386,132, an increase of $72,505 or 23.1% from net sales of $313,627 for the three months ended March 31, 2003. Skin care products net sales for the three months ended March 31, 2004 were $350,857, an increase of $80,537 or 29.8% from sales of $270,320 for the three months ended March 31 2003. Professional products' net sales for the three months ended March 31, 2004 were $3,400, an

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

increase of $1,320 or 63.5% from sales of $2,080 for the three months ended March 31, 2003. Shipping and handling revenues for the three months ended March 31, 2004 were $30,050, a decrease of $6,915 or 18.7% from shipping and handling revenues of $36,965 in the three months ended March 31, 2003.

         Skin care products sales primarily consist of catalog sales and private label sales. During the three months ended March 31, 2004, direct marketing catalog sales decreased by $41,846 or 15.5% from $270,320 for the three months ended March 31, 2003 to $228,474. Private label sales for the three months ended March 31, 2004 were $122,383. There were no private label sales in the first quarter of 2003. These sales tend to fluctuate from quarter to quarter as purchase orders cover more than one year's supply and products in the line are only purchased approximately four to six times a year.

         Historically, over 98% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. These sales are not material at this time and represented 0.2% and 0.5% of total sales for the three months ended March 31, 2004 and 2003, respectively.

         Cost of sales was $157,630 for the three months ended March 31, 2004, an increase of $41,271 or 35.5% from cost of sales of $116,359 for the three months ended March 31, 2003. Cost of sales was 40.8% of total sales the three months ended March 31, 2004 compared to 37.1% for the three months ended March 31, 2003. The increase in the cost of sales percentage reflects the impact of the private label sales that have a product cost of 60.2% of sales versus the product cost of catalog sales that represents 19.9% of catalog sales. Shipping and handling costs for the first quarter of 2004 were $32,732, a decrease of $18,053 or 35.5% from shipping and handling cost of $50,785 for the same period in 2003. This decrease reflects the 15.5% decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in house.

         The Company's overall gross profit margin decreased to 59.2% of net sales for the three months ended March 31, 2004 versus 62.9% for the three months ended March 31, 2003. This primarily reflects the lower margin private label sales and to a lesser degree the costs discussed above.

         Royalty expenses for the three months ended March 31, 2004 were $11,967. There were no royalty expenses for the first quarter of 2003. No accrued royalty expenses were required in 2003 as the definition of applicable products was changed creating a surplus accrual. That surplus has now been exhausted and the expense reflects the royalties due on sales for the period.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended March 31, 2004 were $64,745, an increase of $47,566 or 276.9% over R&D expenses of $17,179 for the three months ended March 31, 2003. This increase is principally due to the Company's R&D work on its new

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

oxygenation technology. The amount of R&D expenses per year will continue to increase as the Company moves through the FDA approval process and expands our research behind this technology.

         Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2004 were $309,031, representing a decrease of $29,388 or 8.7% from SG&A expenses of $338,419 for the three months ended March 31, 2003. Employment expense was $133,150 for the three months ended March 31, 2004, a decrease of $11,328 or 7.8% from $144,478 for the three months ended March 31, 2003. This decrease was primarily due to the elimination of a managerial position in order to control operating costs. Postage expense was $17,218 for the three months ended March 31, 2004, a decrease of $11,283 or 39.6% from $28,501 for the three months ended March 31, 2003. This decrease was principally the postage cost associated with mailing samples and marketing activities to HSN customers in 2003 that were not repeated in 2004. All other expenses were $158,663 for the three months ended March 31, 2004, a decrease of $6,777 or 4.1% from $165,440 for the three months ended March 31, 2003.

         Depreciation and amortization expense was $8,550 for the three months ended March 31, 2004, a decrease of $41,220 or 82.8% from $49,770 for the three months ended March 31, 2003. The decrease was primarily due to intangible assets becoming fully amortized by mid-2003. Fully amortized intangible assets of $5,370,000 were written off in 2003.

         Net interest income was $820 for the three months ended March 31, 2004 compared to net interest income of $388 for the three months ended March 31, 2003. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss of $164,971, representing a decrease of $42,741 or 20.6% for the three months ended March 31, 2004 from the net loss of $207,712 for the three months ended March 31, 2003, primarily a result of the factors discussed above.

Liquidity and Financial Resources

         The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next nine months. The development of our oxygenation technology will depend on our ability to raise capital on commercially reasonable terms. The Company's working capital was approximately $798,359 for the three months ended March 31, 2004, including cash and cash equivalents of approximately $884,497. Cash used by operating activities was $79,284. Net funds used for financing activities were $942.

         The Company does not have any material debt, long-term capital leases or long-term operating leases. The Lease on the current office facility expires August 31, 2004 and the Company expects to renew the lease on a short-term

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

basis. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with GP Strategies Corporation (See note 5 to the Financial Statements included in the Company's Form 10-K dated December 31, 2003). The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

         The Company is in the process of registering these outstanding shares and the 4,581,500 underlying shares of outstanding warrants/options with the Securities and Exchange Commission as required by the November 14, 2003 private placement agreement. The warrants/options are a future source of capital for the Company and could generate up to $2,560,000 if they are exercised.

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

     o Increasing use of direct marketing techniques to reach new and current consumers such as print promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct E-mail promotions to new customers.

     o Adding new revenue streams through expanded international distribution achieved through the use of distribution agreements with foreign and international distributors.

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

     o Entering into marketing, licensing, and distribution agreements with third parties which have greater financial and distribution resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

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

         Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties, and other factors that could cause actual results to differ materially from any results expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

     o    The volatility of the price of the Company's common stock;

     o    The Company's ability to fund future growth;

     o    The Company's ability to be profitable;

     o    The Company's ability to attract and retain qualified personnel;

     o    General economic conditions of the medical and cosmetic markets;

     o    Market demand for and market acceptance of the Company's products;

     o Legal claims against the Company, including, but not limited to claims of patent infringement;

     o    The Company's ability to protect the Company's intellectual property;

     o    Defects in the Company's products;

     o    The Company's obligation to indemnify certain customers;

     o    The Company's dependence on contact manufacturers and suppliers;

     o The Company's dependence on a small number of customers for revenue with respect to certain of The Company's products;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     o The Company's ability to develop and maintain relationships with key vendors;

     o    New regulation and legislation;

     o    General economic and business conditions;

     o Other risks and uncertainties disclosed in The Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in The Company's other filings with the SEC.

         All subsequent forward-looking statements relating to the matters described in this document and attributable to us or to persons acting on our behalf are expressly qualified in their entirely by such factors. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

Item 4. Controls and Procedures

         As of the end of this period, Hydron carried out an evaluation, under the supervision and with the participation of management, including its Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hydron's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that Hydron's disclosure controls and procedures are effective to timely alert them to material information required to be included in Hydron's Securities Exchange Act of 1934 filings.

         There have been no significant changes in Hydron's internal controls or in other factors that could significantly affect internal controls subsequent to the date that Hydron carried out its evaluation.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

31.2 Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification of Chief Operating Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K:

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HYDRON TECHNOLOGIES, INC.


                                               /s/ WILLIAM A. LAUBY
                                               ---------------------------------
                                               William A. Lauby
                                               Chief Financial Officer and
                                               Principal Accounting Officer



Dated: May 13, 2004