Form 10-Q/A
period 2004-03-31
HYDRON TECHNOLOGIES INC
filed 2004-05-13
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

         This Form 10-Q/A (Amendment No. 1) amends Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, originally filed by Hydron Technologies, Inc. on May 13, 2004. The effect of the amendment is to insert brackets around the 2003 "Net loss per share" on the Condensed Statements of Operations, page 4, which were inadvertently omitted on the original filing. There are no other changes to the originally filed Form 10-Q.

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

            See accompanying notes to condensed financial statements

                            HYDRON TECHNOLOGIES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net sales                                          $    386,132    $    313,627
Cost of sales                                           157,630         116,359
                                                   ------------    ------------
Gross profits                                           228,502         197,268

Expenses
      Royalty expense                                    11,967              --
      Research and development                           64,745          17,179
      Selling, general & administration                 309,031         338,419
      Depreciation & amortization                         8,550          49,770
                                                   ------------    ------------
          Total expenses                                394,293         405,368

                                                   ------------    ------------
Operating loss                                         (165,791)       (208,100)

Interest income - net of interest expense                   820             388
                                                   ------------    ------------
          Loss before income taxes                     (164,971)       (207,712)

Income taxes expense                                         --              --
                                                   ------------    ------------
          Net loss                                 $   (164,971)   $   (207,712)
                                                   ============    ============

Basic and diluted loss per share
      Net loss per common share                    $      (0.02)   $      (0.03)
                                                   ============    ============

Weighted average shares
      outstanding (basic and diluted)                 9,260,136       7,050,136
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