Form 10-K/A
period 2003-12-31
HYDRON TECHNOLOGIES INC
filed 2004-06-03
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, FL 33073
      --------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (954) 861-6400
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
           -----------------------------------------------------------
                                (Title of Class)

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

  Number of shares of Common Stock outstanding as of March 15, 2003: 7,050,136
                    Documents Incorporated by Reference: None
                                                         ----

                                     PART I
Item 1.  Business

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

Catalog Sales

         The Company's full color brochure offers personal care products for sale directly to consumers. The Catalog also provides information on new products, educates consumers on proper skin care and facilitates consumer re-ordering. The Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represents approximately 68.5% of Hydron's total annual sales in 2002 and 55.2% in 2001. The Company is continuing to explore new ways to enhance Catalog sales and operations.

Private Label Contracting

         Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Five products were introduced in August 2001 at a national sales meeting to Reliv's multi-tier marketing distribution network. A sixth new product was introduced in February 2002. The agreement requires minimum product purchases and advance payments to cover packaging and design costs. Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represent approximately 7.8% of Hydron's total annual sales in 2002 and 18.9% in 2001.

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

         The Company is currently negotiating certain changes in the GPS Agreement with Hydro-Med, including the provisions relating to supply of the Hydron(TM) polymer. Hydro-Med has advised the Company that it has disposed of the equipment used in the manufacture of the Hydron(TM) polymer and no longer has the in-house capability of manufacturing the Hydron(TM) polymer. The Company is engaged in discussions with Hydro-Med regarding alternative sources for the Hydron(TM) polymer and for changes in the royalty structure. See discussion under "Agreement with GPS" below. Although the Company's inventory of the Hydron(TM) polymer is sufficient to satisfy current requirements, the loss of, or significant reduction in, a commercially suitable supply of the Hydron(TM) polymer would have a material adverse effect on the Company and its business.

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

         Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron(TM) polymer products, except for sales of non-prescription drug products utilizing the Hydron(TM) polymer as an active ingredient to third parties where the seller receives an up-front license fee, royalty or similar payment where the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. For the years ended December 31, 2002, 2001 and 2000, the Company has paid or accrued for payment to GPS approximately $0, $87,000 and $104,000, respectively. No royalty expense was required in 2002 as the definition of applicable products was changed creating a surplus accrual. An aggregate of $127,437 was accrued and unpaid as of December 31, 2002. This amount is adequate to cover any royalties that might be payable through 2002. The Company has not received any royalty payments, or been advised of any sales that would entitle them to royalty payments during this period.

         GPS has assigned its rights under the GPS Agreement to Hydro-Med. In December 2002, the Company and Hydro-Med reached an agreement in principle to amend the GPS Agreement to adjust their respective obligations to make royalty payments. Under the terms of this agreement in principle, the Company's obligation to pay accrued, but unpaid royalties, would also be eliminated. However, Hydro-Med has requested certain other changes to the GPS Agreement, including changes relating to Hydro-Med's obligation to supply the Hydron(TM) polymer, that are unacceptable to the Company. Accordingly, as of March 31, 2003, the Company has not entered in to a binding agreement to amend the terms of the GPS Agreement.

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

                                              High          Low
                                             Closing      Closing
                                              Price        Price
                     2002
                --------------
                Fourth Quarter                $0.29        $0.20
                Third Quarter                  0.45         0.16
                Second Quarter                 0.34         0.21
                First Quarter                  0.39         0.25

                     2001
                --------------
                Fourth Quarter                $0.44        $0.30
                Third Quarter                  0.50         0.35
                Second Quarter                 0.53         0.19
                First Quarter                  0.24         0.13

         As of February 11, 2003, there were approximately 3,955 shareholders of record of the Company's Common Stock. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

Item 6.  Selected Financial Data

                                                            Years Ended December 31,
                                 ----------------------------------------------------------------------------
                                     2002            2001            2000            1999            1998
                                 ------------    ------------    ------------    ------------    ------------
Net Sales                        $  1,671,641    $  2,132,717    $  2,203,847    $  2,665,513    $  4,003,477
Operating  (Loss)                    (905,868)       (748,243)       (946,771)     (3,064,189)     (2,067,349)
Interest and Investment Income          1,028           9,198          20,945          80,860         144,203
Net (Loss)                           (904,840)       (758,696)       (923,632)     (2,974,142)     (1,882,667)
Basic & Diluted Earnings
    (Loss) per Common Share             (0.17)          (0.15)          (0.19)          (0.60)          (0.38)
Total Assets                        1,468,549       2,036,182       2,800,515       3,835,303       6,641,433
Total Shareholders' Equity            887,606       1,382,944       2,141,640       3,065,272       5,974,571

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In 2002 the Company virtually eliminated sales made through television retailers as the result of terminating the exclusive relationship with HSN in late 2001 and as revenues derived from resales by QVC to prior customers declined. Management expects that in 2003 and beyond, an increasing portion of its sales will be generated from direct marketing by the Company through use of direct response mail, Catalog print and sales made on its web site. Management also expects that the Company will generate an increasing portion of its revenues from sales made through private label customers and will look for other opportunities to sell the Company's products through similar arrangements. Management anticipates introducing new cosmetic products based on its oxygenation technology, which will open doors for new distribution. However, the types and timing of the introduction of new cosmetic products will depend upon the results of further clinical testing.

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

Results of Operations - 2002 versus 2001

         Total net sales for 2002 were $1,671,641; a decrease of $461,076, or 21.6%, from net sales of $2,132,717 for the year ended December 31, 2001. Skin care products net sales for 2002 were $1,498,384, a decrease of $467,743 or 23.8% from $1,966,127 in 2001. Professional products net sales for 2002 were $30,108, an increase of $10,922 or 56.9% from $19,186 in 2001.

         Skin care products consist of catalog sales, television retail, and private label sales. During 2002, direct marketing catalog sales decreased slightly by $31,263 or 2.6% from $1,178,252 in 2001 to $1,146,989 in 2002. The reduction in catalog sales resulted primarily from an increase in sales made with promotional discounts. Television retail sales in 2002 were $19,177, a decrease of $328,454 or 94.5% from $347,631 in 2001. The decrease in television retail sales reflects the termination of the HSN agreement in late 2001, as well as declining revenues received from repeat sales by QVC to prior purchasers of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the Company's products. Sales to television retailers represented 1.1% of the Company's sales in 2002, down from 16.3% in 2001. Private label sales were $131,208 in 2002; a reduction of $271,349 or 67.4% from sales of $402,557 in
2001, primarily the result of pipeline fill shipped to the customer in the second half of 2001. Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. Dental product sales in 2002 were $30,108, an increase $10,922 or 56.9% from $19,186 in 2001. This increase was the result of our customer increasing their backroom stock after Hydron had delays in filling orders in 2002 when one of the required components was discontinued. It took several months for the Company to certify a new manufacturer and qualify their component for insertion in Hydron's dental product.

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

         Royalty expenses in 2002 were $0, representing a decrease of $86,574 or 100%, from royalty expenses of $86,574 in 2001. No royalty expense was required in 2002 as the definition of applicable products was changed, creating a surplus accrual. An aggregate of $127,437 was accrued and unpaid as of December 31, 2002. This amount is adequate to cover any royalties that might be payable through December 2002.

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

         Selling, general, and administrative ("SG&A") expenses in 2002 were $1,430,170, representing a slight increase of $2,054 or 0.1%, from SG&A expenses of $1,432,224 in 2001. Sales commissions for 2002 were $57,201, a substantial increase of $51,079 from $6,122 in 2001. This increase was directly related to commission paid during the Company's 2002 promotional program to introduce its product line to several retail chains. Employee payroll and benefits were $577,435 in 2002, an increase of $41,380 or 7.7% from $536,055 in 2001. Payroll increased 5.0% and the remaining increase reflected the escalating cost of medical benefits. Insurance expense for 2002 was $99,880, an increase of $22,674 or 29.4% from $77,206 in 2001. This increase is directly related to the increased cost of Directors and Officers insurance. All other SG&A expenses in 2002 were $695,654, a decrease of $117,187 or 14.4% from $812,841 in 2001. This decrease includes reductions in royalties, legal and audit fees, computer technology services and travel expenses.

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

Results of Operations - 2001 versus 2000

         Net sales for 2001 were $2,132,717, a decrease of $71,130 or 3.2%, from net sales of $2,203,847 for the year ended December 31, 2000. Skin care products net sales for 2001 were $1,966,127, a decrease of $105,814 or 5.1% from $2,071,941 in 2000. Professional products net sales for 2001 were $19,186, an increase of $9,659 or 101.4% from $9,527 in 2000. Freight revenues for 2001 were $147,404, an increase of $25,025 or 20.4% from freight revenues of $122,379 in 2000.

         Skin care products consist of catalog sales, private label, television retail, and international sales. During 2001, direct marketing catalog sales were $1,178,252, an increased of $151,184 or 14.7%, from $1,027,068 in 2000. The increase in direct marketing catalog sales resulted primarily from an increase in new customer trial and the continuation of promotional offers to existing

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

customers. Private label sales in 2001 were $402,557. There were no private label sales in 2000. Television retail sales were $347,631 in 2001, a decrease of $697,242 or 66.7%, from $1,044,873 in 2000. The decrease in sales to television retailers HSN and QVC primarily reflect the limited airtime provided by HSN during the first nine months of the year and the termination of the exclusive sales agreement with HSN, as well as declining revenues received from resales by QVC to prior purchasers of the Company's products. Sales to television retailers represented 16.3% of the Company's sales in 2001, down from 47.4% in 2000. In 2001, the Company had initial sales of $33,355 to a new distributor in Taiwan. This is an introductory effort to determine if this new distributor and the Hydron products can impact the skin care market in Taiwan.

         Over 97% of the Company's products are sold in the United States. The Company sells skin care products in Australia and Dental products in Spain and Canada. In 2001, skin care products were also sold in Taiwan. International sales are not material at this time and represented 2.5% and 1.5% of total sales in 2001 and 2000 respectively.

         Cost of sales was $942,660 for 2001, an increase of $370,777 or 64.8% from $571,883 in 2000. Cost of sales was 44.2% of total sales in 2001 compared to 25.9% in 2000. The increase in 2001 reflects a shift of sales away from high margin television retail sales (61.1%) with high promotional costs to private label sales that have lower margins (38.1%) and minimal promotional costs. In addition, cost of sales in 2000 reflected a one-time savings of $175,000 when a packaging contract was favorably renegotiated. The Company monitors its inventory levels closely and writes-down any inventory in excess of one-year supply. Cost of sales include charges of $154,594 in 2001 to adjust inventories to one-year supply valued at the lower of cost or realizable value on a FIFO basis. There were no similar charges for 2000. The Company has been able to absorb the cost increases in Catalog cost of sales and the Private Label contracts provide for a pass through of any cost increases incurred in that segment.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Selling, general, and administrative ("SG&A") expenses in 2001 were $1,432,224, representing a decrease of $495,709 or 25.7%, from SG&A expenses of $1,927,933 in 2000. This decrease is the result of: 1) lower marketing expenses associated with reducing activity with HSN in 2001 ($254,618), 2) reduced selling and advertising expenses associated with Catalog sales ($126,162), 3) reduced expenses related to outside consultants ($84,963), and 4) reduced expenses for rents resulting from the switch over to outside warehousing ($48,952). These cost reductions were partially offset by: 1) increased Catalog postage and handling associated with attracting new customers ($22,217), and 2) increased legal expenses associated with developing patents and contracts for new technology ($34,454).

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

         Interest and investment income in 2001 was $9,198, a decrease of $11,747 or 56%, from interest income of $20,945 in 2000, due primarily to lower cash balances resulting from the factors discussed above. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss for 2001 of $758,696, representing a reduction of $164,936 or 18% from the net loss of $923,632 for 2000, primarily as a result of the significant reductions in expenses, particularly relating to SG&A as discussed above.

Results of Operations - 2000 versus 1999

         Net sales for 2000 were $2,203,847; a decrease of $461,666 or 17.3%, from net sales of $2,665,513 for the year ended December 31, 1999. Skin care products net sales for 2000 were $2,071,941, a decrease of $515,810 or 19.9% from $2,587,751 in 1999. Professional products net sales for 2000 were $9,527, an increase of $3,830 or 67.2% from $5,697 in 1999. Freight revenues for 2000 were $122,379, an increase of $50,314 or 69.8% from freight revenues of $72,065 in 1999.

         Skin care products consist of catalog sales, private label, television retail, and international sales. During 2000, direct marketing catalog sales were $1,027,068, an increased of $205,539 or 25.0%, from $821,529 in 1999. The increase in direct marketing catalog sales resulted primarily from an increase in new customer trial and the continuation of promotional offers to existing customers. Television retail sales were $1,044,873 in 2000, a decrease of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$721,350 or 40.8%, from $1,766,223 in 1999. HSN sales slowed as the show schedule decreased on the HSN domestic channel, offset by an increase as HSE (Home Shopping Espanol) geared up for the Latin market introduction in November.

         Approximately 63% of the Company's television retail sales during 2000 were to HSN and approximately 36% to QVC. Management anticipates that sales to HSN will grow to be a larger percentage of the Company's sales and, absent the consummation of marketing or distribution arrangements with third parties other than HSN, the Company's dependence upon direct response television as a distribution channel will decrease but remain significant. Any disruption in the Company's relationship with HSN would have a material adverse effect on the business, financial condition, and results of operations of the Company. Sales to television retailers represented 47.4% of the Company's sales in 2000, down from 68.1% in 1999.

         Over 97% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. International sales are not material at this time and represented 1.5% in 2000.

         Cost of sales was $571,883 for 2000, a decrease of $733,718 or 56.2% from $1,305,601 in 1999. The cost of sales decrease reflects 1) lower overall sales and 2) a shift in sales from lower margin television sales (61%) to high margin catalog sales (83%). In addition, cost of sales in 2000 reflected a one-time savings of $175,000 when a packaging contract was favorably renegotiated. The Company monitors its inventory levels closely and writes-down any inventory in excess of one-year supply. Inventories are valued at the lower of cost or realizable value on a FIFO basis. Cost of sales was 25.9% of total sales in 2000 compared to 49.0% in 1999.

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

         As a result of the above factors, the Company's overall gross profit margin increased to 74.1% of net sales for 2000 versus 21.2% for 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Royalty expenses in 2000 were $103,558, representing a decrease of $38,416, or 27.1%, from royalty expenses of $141,974 in 1999. Royalties for 1999 included royalties due under the QVC agreement. The decrease in 2000 is generally commensurate with the decrease in gross sales for the Company in 2000 when QVC royalties are excluded. These expenses are related primarily to the GPS Agreement with Hydro-Med and pertain to the use of the Hydron(TM) polymers as a formula ingredient for many of the Company's products.

         Research and Development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in 2000 were $84,108, a decrease of $127,848, or 60.3%, from R&D expenses of $211,956 in 1999. In changing to a new electronic retailer, the Company's first priority was to establish the core line with the new TV audience. The need for new product introduction is more important for the second year and beyond. The amount of R&D expenses per year varies, depending on the nature of the development work during each year, aw well as the number and type of products under development at such time.

         Selling, general, and administrative ("SG&A") expenses in 2000 were $1,927,933, representing a decrease of $236,574 or 10.9%, from SG&A expenses of $2,164,507 in 1999. This decrease is the result of: 1) lower marketing and promotional expenses ($123,000), 2) reduced expenses related to outside consultants ($103,000), 3) reduced expenses for warehouse rent since September ($56,000), and 4) reduced insurance premiums ($47,000). These cost reductions were partially offset by 1) increased Catalog postage and handling associated with attracting new customers ($44,000), and 2) increased MIS expenses required for Catalog sales growth, including Hydron(TM) Website redesign ($41,000).

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

         The Company does not have any material debt, long-term capital leases, or long-term operating leases. The lease on the current office facility expires August 31, 2004 and the Company expects to renew the lease on a short-term basis. There are no capital expenditures under constructs and no long-term commitments other than royalty payments under an agreement with GP Strategies Corporation (See note 5 to Financial Statements). The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

         The Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), on December 10, 2002 to several accredited investors. Each Unit is comprised of one share of common stock and one three-year option to buy one additional common share at $.20.

         The Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis. The ability of the Company to continue as a going concern is dependent upon increasing sales, managing operating expenses, and obtaining additional equity financing.

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

Change in Accounting Principle and New Accounting Pronouncements

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statement No. 4,44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's financial position.

         In November 2002, the FASB issued FASB interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or on its results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented in Note 1 and Note 10 to the accompanying financial statements, and the interim reporting requirements will be adopted in the first interim period in 2003. We have not determined whether we will undertake a change to the fair value method in the near future. As our supplemental disclosure in Note 1 and Note 10 indicates, our adoption of the fair value provisions of SFAS No. 123 would not have a negative effect on our Consolidated Income Statements.

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

         Shipping and handling billings and costs have been reclassified in the 2002, 2001, and 2000 financial statements to conform to the provisions of Emerging Issues Task Force No. 00 -10, "Accounting for Shipping and Handling Fees and Costs". These reclassifications have no effect on reported net income. In 2002, 2001, and 2000 the Company reclassified $143,149, $147,404, and
$122,379 respectively, of shipping fees to Net sales and $174,911, $171,180, and $121,405 respectively, to cost of sales. Selling, general and administration expenses were reduced accordingly.

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

Allowance for Sales Returns

         Hydron records product sales when persuasive evidence of an arrangement exists, shipment has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Catalog sales are sold on a cash basis with a 30-day guarantee. Returns have been less than $10,000 annually for the last five years. A provision is made at the time sales are recognized for the estimated cost of product warranties. Private label sales are sold on account and are collected in 30 to 45 days. If there is a production or packaging problem, the Company would correct the problem and replace the product sold. To minimize that possibility, the Company inspects all production batches before they are packaged to insure quality, effectiveness, and consistency.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inventory Valuation

         Hydron initially values inventory at actual cost to purchase and/or manufacture inventory. We periodically review these values to ascertain that the inventory continues to maintain a market value that is in excess of its recorded cost. Generally, reductions in value of inventory below cost are caused by our maintenance of stocks of products in excess of demand. We regularly review inventory quantities on hand and, where necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of products demand and production requirement or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory. This would reduce our earnings and cash flows.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(a)(3) Exhibits

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.(1)

3.2 By-laws of the Company, as amended March 17, 1988.(2)

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988 (filed as Exhibit 3.2 therein).(3)

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(4)

4.0 Non-Qualified Stock Option Plan.(5)

10.50 Consulting Agreement between Charles Fox Associates, Inc. and the Company dated May 20, 1997.(6)

10.51 Personal Appearance Agreement between Mr. Charles Fox and the Company dated May 20, 1997.(6)

10.55 Service Agreement between Lauren Anderson and the Company dated January 1, 1998.(6)

10.56 Specimen of Subscription Agreement and Investment Letter, Private Placement offering completed December 10, 2002.(7)

Marketing and Distribution Agreement between Home Shopping Club LP and the Company dated September 1, 1999(8)

1997 Nonemployee Director Stock Option Plan.(9)

(b) Reports on Form 8-K
         -Current Report on Form 8-K, dated November 14, 2002 reporting items 7 and 9.
         -Current Report on Form 8-K, dated January 2, 2003 reporting item 5

----------------------
(1) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.
(2) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.
(3) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.
(4) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1986.
(6) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1997.
(7) Incorporated by reference to the Company's report on Form 8-K (date of report January 2, 2003)
(8) Incorporated by reference to the Company's report on Form 8-K (date of report September 14, 1999), dated September 1, 1999.
(9) Incorporated by reference to the Company's Definitive Proxy Statement on
    Schedule 14A for the year ended December 31, 1996.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                 Other Events; Non-brokered private placement.

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

As discussed in Note 13 to the financial statements, the accompanying 2002, 2001, and 2000 financial statements have been restated.


/s/ DaszkalBolton LLP
Boca Raton, Florida
March 18, 2003

                            HYDRON TECHNOLOGIES, INC.

                                 Balance Sheets

                                                                               December 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
ASSETS

Current Assets
      Cash and cash equivalents                                        $    291,136    $    167,067
      Trade accounts receivable                                              40,000          61,444
      Inventories                                                           742,529       1,164,297
      Prepaid expenses and other current assets                              40,007          43,450
                                                                       ------------    ------------
                     Total current assets                                 1,113,672       1,436,258

Property and equipment, less accumulated
         depreciation of $552,459 and $534,533 at
         2002 and 2001, respectively                                          9,448          27,374
Deposits                                                                     20,817          28,203
Deferred product costs, less accumulated
         amortization of $5,317,262 and $5,482,021 at
         2002 and 2001, respectively                                        324,613         544,347
                                                                       ------------    ------------
                     Total Assets                                      $  1,468,549    $  2,036,182
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                 $    133,983    $    116,559
      Royalties payable                                                     127,437         148,992
      Deferred revenues                                                      96,390         148,646
      Accrued liabilities                                                   223,133         239,041
                                                                       ------------    ------------
         Total current liabilities                                          580,943         653,238

Commitments and contingencies                                                    --              --

Shareholders' equity
      Preferred stock - $.01 par value                                           --              --
         5,000,000 shares authorized; no shares issued
         or outstanding
      Common stock - $.01 par value                                          71,103          50,353
         30,000,000 shares authorized; 7,110,336 shares
         5,035,336 shares issued ; and 7,050,136 shares and
         4,975,136 shares outstanding at 2002 and 2001, respectively
      Additional paid-in capital                                         19,890,587      19,501,837
      Accumulated deficit                                               (18,634,926)    (17,730,088)
      Treasury stock, at cost; 60,200 shares                               (439,158)       (439,158)
                                                                       ------------    ------------
         Total Shareholders' equity                                         887,606       1,382,944
                                                                       ------------    ------------
         Total liabilities and shareholders equity                     $  1,468,549    $  2,036,182
                                                                       ============    ============

                 See accompanying notes to financial statements

                            HYDRON TECHNOLOGIES, INC.

                            Statements of Operations

                                                      Year ended December 31,
                                          --------------------------------------------
                                              2002            2001            2000
                                          ------------    ------------    ------------
Net Sales                                 $  1,671,641    $  2,132,717    $  2,203,847
Cost of sales                                  763,358         942,660         571,883
                                          ------------    ------------    ------------
Gross profits                                  908,283       1,190,057       1,631,964

Expenses
      Royalty expense                               --          86,574         103,558
      Research and development                  68,257          58,322          84,108
      Selling, general & administration      1,430,170       1,432,224       1,927,933
      Depreciation & amortization              315,724         361,180         463,136
                                          ------------    ------------    ------------
          Total expenses                     1,814,151       1,938,300       2,578,735

                                          ------------    ------------    ------------
Operating loss                                (905,868)       (748,243)       (946,771)

Interest income                                  1,028           9,198          20,945
Loss on abandonment of lease                        --         (19,651)             --
Equity in earnings of joint venture                 --              --           2,194
                                          ------------    ------------    ------------
          Loss before income taxes            (904,840)       (758,696)       (923,632)

Income taxes expense                                --              --              --
                                          ------------    ------------    ------------
          Net loss                        $   (904,840)   $   (758,696)   $   (923,632)
                                          ============    ============    ============

Basic and diluted loss per share
      Net loss per common share           $      (0.17)   $      (0.15)   $      (0.19)
                                          ============    ============    ============

Weighted average shares
      outstanding (basic and diluted)        5,201,369       4,975,136       4,975,136

                 See accompanying notes to financial statements

                            HYDRON TECHNOLOGIES, INC.

                        Statement of Shareholders' Equity

                             Common Stock              Preferred Stock        Additional                  Treasury
                      --------------------------  -------------------------    Paid-in     Accumulated      Stock         Total
                         Shares        Amount        Shares       Amount       Capital       Deficit      (at cost)       Equity
                      ------------  ------------  ------------ ------------  ------------  ------------  ------------  ------------
Balance at
  December 31, 1999      5,035,336  $     50,353            --           --  $ 19,501,837  $(16,047,758) $   (439,158) $  3,065,274

   Net loss                     --            --            --           --            --      (923,632)           --      (923,632)
                      ------------  ------------  ------------ ------------  ------------  ------------  ------------  ------------
Balance at
  December 31, 2000      5,035,336        50,353            --           --    19,501,837   (16,971,390)     (439,158)    2,141,642

   Net loss                     --            --            --           --            --      (758,696)           --      (758,696)
                      ------------  ------------  ------------ ------------  ------------  ------------  ------------  ------------
Balance at
  December 31, 2001      5,035,336        50,353            --           --    19,501,837   (17,730,086)     (439,158)    1,382,946

   Issuance of
      Common shares
      for license
      agreement            325,000         3,250            --           --        52,000            --            --        55,250
   Private placement
      of common shares   1,750,000        17,500            --           --       332,500            --            --       350,000
   Compensation
      expense from
      stock option
      awards                    --            --            --           --         4,250            --            --         4,250
   Net loss                     --            --            --           --            --      (904,840)           --      (904,840)
                      ------------  ------------  ------------ ------------  ------------  ------------  ------------  ------------
Balance at
  December 31, 2002      7,110,336  $     71,103            --           --  $ 19,890,587  $(18,634,926) $   (439,158) $    887,606
                      ============  ============  ============ ============  ============  ============  ============  ============

                 See accompanying notes to financial statements.

                            HYDRON TECHNOLOGIES, INC.

                            Statements of Cash Flows

                                                                        Year ended December 31,
                                                               --------------------------------------
                                                                  2002          2001          2000
                                                               ----------    ----------    ----------
Operating Activities
     Net Loss                                                  $ (904,840)   $ (758,696)   $ (923,632)
        Adjustments to reconcile net loss to
         net cash used by operating activities
              Depreciation and amortization                       315,724       361,180       463,136
              Loss on disposal of assets                               --        19,651            --
              Equity in earnings of joint venture                      --            --        (2,194)
              Compensation expense from stock option awards         4,250

        Change in operating assets and liabilities
              Trade accounts receivables                           21,444        74,862       (97,816)
              Inventories                                         421,768       325,099       (51,104)
              Prepaid expenses and other current assets             3,443        (3,831)       78,834
              Deposits                                              7,386        32,198       116,047
              Accounts payable                                     17,424       (78,232)       67,248
              Deferred revenues                                   (52,256)      148,646            --
              Accrued liabilities                                 (37,460)      (76,051)     (178,404)
                                                               ----------    ----------    ----------
        Net cash provided (used) by operating activities         (203,117)       44,826      (527,885)

Investing activities
     Capital Expenditures, net                                         --       (10,133)           --
     Deferred product costs                                       (22,814)      (58,572)           --
     Proceeds from liquidation of joint venture                        --            --        64,915
                                                               ----------    ----------    ----------
        Net cash provided (used) by investing activities          (22,814)      (68,705)       64,915

Financing activities
     Proceeds from private placement of 1,750,000 shares
         of Common Stock                                          350,000            --            --
                                                               ----------    ----------    ----------
        Net increase (decrease) in cash and cash equivalents      124,069       (23,879)     (462,970)

Cash and cash equivalents at beginning of period                  167,067       190,946       653,916

                                                               ----------    ----------    ----------
Cash and cash equivalents at end of period                     $  291,136    $  167,067    $  190,946
                                                               ==========    ==========    ==========

Noncash investing and financing activities
        Market value of stock issued for license agreement     $   55,250            --            --

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

Concentration of Credit Risk

         Trade accounts receivable are due primarily from Reliv International, Inc. and QVC, Inc., which are usually paid to the Company within 30 days after receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral. At December 31, 2002, the entire amount due is from an international broker and is secured by funds in escrow.

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, packaging, and raw materials.

Long-Lived Assets

         Hydron(TM) reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Hydron(TM) recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of December 31, 2002, there was no deemed impairment of long-lived assets.

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

Common Stock, Common Stock Options, and Net Loss Per Share

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

                          Notes to Financial Statements

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

Revenue Recognition and Product Warranty

The Company recognizes revenue when

    o    Persuasive evidence of an arrangement exists
    o    Shipment has occurred
    o    Price is fixed or determinable, and
    o    Collectability is reasonably assured

         Subject to these criteria, the Company recognizes revenue at the time of shipment of the relevant merchandise. The Company offers its customers a thirty-day products warranty and estimates an allowance for sales returns based on historical experience with product returns.

Shipping and Handling Fees

         The Company follows the provisions of Emerging Issues Task Force Issue No. 00 -10, "Accounting for Shipping and Handling Fees and Costs." Any amounts billed to third-party customers for shipping and handling is included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Cost of Sales

         Products are manufactured through third parties under contract and Cost of sales includes the cost of ingredients, packaging material, assembly and processing costs. Inbound freight, internal transfers, and component handling costs are charged to Cost of sales. Costs associated with shipping product to customers is included in cost of sales. The cost of warehousing finished product that is available for sale is included in selling, general, and administrative expenses.

Advertising

         Advertising costs are expensed as incurred and are included in "selling, general and administrative expenses." Advertising expenses amounted to approximately $72,000, $77,000, and $192,000, for 2002, 2001, and 2000,
respectively.

Reclassifications

         Shipping and handling billings and costs have been reclassified in the 2002, 2001, and 2000 financial statements to conform to the provisions of Emerging Issues Task Force No. 00 -10, "Accounting for Shipping and Handling fees and Costa". These reclassifications have no effect on reported net income. In 2002, 2001 and 2000, the Company reclassified $143,149, $147,404, and
$122,379, respectively, of shipping fees to Net sales and $174,911, $171,180, $121,405, respectively, of shipping costs to cost of sales. Selling, general, and administrative expenses were reduced accordingly.

2.  Fair Value of Financial Instruments

         The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short maturities.

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

3.  Inventories

         At December 31, 2002 and 2001, inventories consist of the following:

                                           2002         2001
                                        ----------   ----------

         Finished Goods                 $  208,748   $  543,880
         Raw materials and components      533,781      620,417
                                        ----------   ----------

                                        $  742,529   $1,164,297
                                        ==========   ==========

         The company's earnings were reduced for excess inventory by $128,893, $154,594 and $0, for the years ended December 31, 2002, 2001 and 2000, respectively.

4.  Property and Equipment

         At December 31, 2002 and 2001, property and equipment consisted of the following:

                                            2002          2001
                                         ----------    ----------

         Furniture and equipment         $  561,907    $  561,907
         Less accumulated depreciation     (552,459)     (534,533)
                                         ----------    ----------

                                         $    9,448    $   27,374
                                         ==========    ==========


         Depreciation for the year ended December 31, 2002, 2001 and 2000 was approximately $17,926, $74,111, and $175,741 respectively.

5.  Deferred Product Costs and Royalty Agreements

         From 1976 through 1989, the Company and GP Strategies Corporation (formerly known as National Patent Development Corporation) ("GPS") entered into various agreements, wherein the Company obtained the exclusive worldwide rights to market products using Hydron(TM) polymers in the consumer and oral health fields, the two fields in which the Company has concentrated its research and development efforts, and to utilize the Hydron(TM) polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The Hydron(TM) polymer is the underlying technology in substantially all of the Company's products. GPS has the exclusive worldwide license to market prescription drugs and medical devices using Hydron(TM) polymers. Further, each has the right to exploit products with Hydron(TM) polymers not in the other's exclusive fields. As consideration for product rights obtained, the Company

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

5.  Deferred Product Costs and Royalty Agreements (continued)

issued GPS an aggregate of 220,000 shares of common stock through 1989, valued at $5,370,000. The valuation for these shares was based on the market prices of the Company's common stock at the dates the agreements were made.

         At December 31, 2002 and 2001, deferred product costs consisted of the following:

                                              2002            2001
                                          ------------    ------------

         Deferred product cost            $    271,875    $    406,368
         Patent cost                         5,370,000       5,620,000
                                          ------------    ------------
                                             5,641,875       6,026,368
         Less accumulated amoritization     (5,317,262)     (5,482,021)
                                          ------------    ------------

                                          $    324,613    $    544,347
                                          ============    ============

         Amortization for the year ended December 31, 2002, 2001 and 2000 was approximately $ 297,798, $287,069, and $287,395 respectively. Estimated future amortization of intangible assets are as follows:

                            2003       $   183,278
                            2004            23,343
                            2005            23,343
                            2006            23,343
                            2007            12,293
                                       ------------

                                       $   265,600
                                       ============

         Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron(TM) polymer products, except for sales of non-prescription drug products utilizing the Hydron(TM) polymer as an active ingredient to third parties where the seller receives an up-front license fee, royalty or similar payment where the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. For the years ended December 31, 2002, 2001 and 2000, the Company has paid or accrued for payment to GPS approximately $0, $87,000 and $104,000, respectively. No royalty expense was required in 2002 as the definition of applicable products was charged, creating a surplus accrual. An aggregate of $127,437 was accrued and unpaid as of December 31, 2002. This amount is adequate to cover any royalties that might be payable through that date. The Company has not received any royalty payments, or been advised of any sales that would entitle them to royalty payments during this period.

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

5.  Deferred Product Costs and Royalty Agreements (continued)

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

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

6.  Accrued Liabilities

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At December 31, 2002 and 2001, accrued liabilities consisted of the following:

                                         2002         2001
                                      ----------   ----------

               Dividends payable      $   83,163   $   83,163
               Director fee payable       50,008       30,004
               Legal and audit fees       23,134       68,300
               Other                      66,828       57,574
                                      ----------   ----------
                                      $  223,133   $  239,041


7.  Significant Customer

         The Company sold a substantial portion of its products to Reliv, HSN, and QVC. The percent of the Company's sales for the years ended December 31, 2002, 2001, and 2000 and trade receivable balances as of December 31, 2002, 2001, and 2000 are as follows:

                                  2002             2001             2000
                                --------         --------         --------
        Percent of Sales
              Reliv                    9%              20%               0%
               HSN                     0%               1%              32%
               QVC                     1%               7%              18%

        Trade Receivables
              Reliv             $     --         $ 17,559         $     --
               HSN              $     --         $     --         $ 97,186
               QVC              $     --         $ 33,041         $ 44,120


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

8.  Income Taxes

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

8.  Income Taxes (continued)

liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There has been no income tax expense during the three years ended December 31, 2002.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                2002            2001            2000
                                            ------------    ------------    ------------
         Net operating loss carryforwards   $  7,890,000    $  7,494,000    $  7,135,000
         Tax credit carry forwards               180,000         180,000         180,000
         Other                                   230,000         465,000         575,000
                                            ------------    ------------    ------------

         Deferred tax assets                   8,300,000       8,139,000       7,890,000
         Less valuation allowance             (8,300,000)     (8,139,000)     (7,890,000)
                                            ------------    ------------    ------------

         Total net deferred taxes           $         --    $         --    $         --
                                            ============    ============    ============

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

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

8.  Income Taxes (continued)

         The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                          Year ended December 31,
                                                     --------------------------------
                                                       2002        2001        2000
                                                     --------    --------    --------
    Tax at U.S. statutory rates                           -34%        -34%        -34%
    State income taxes, net of federal tax benefit         -4%         -4%         -4%
    Valuation allowance adjustments                        38%         38%         38%
                                                     --------    --------    --------

                                                            0%          0%          0%
                                                     ========    ========    ========

9.  Stock Options and Warrants

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

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

9.  Stock Options and Warrants (continued)

                                                                                    Weighted
                                               Number of                            Average
                                               Options/            Price            Exercise
                                               Warrants          Per Share           Price
                                              -----------     ----------------      --------
Outstanding at December 31, 1999                  240,000     $ 0.53  to 23.91      $   2.06
            Stock options granted                   8,000       0.37                    0.37
            Stock options expired                 (30,000)      0.64  to 23.91          6.53
                                              -----------

Outstanding at December 31, 2000                  218,000       0.37  to 12.50          1.38
            Stock options granted                      --                   --            --
            Stock options expired                 (11,500)      0.53  to 12.50          8.86
                                              -----------

Outstanding at December 31, 2001                  206,500       0.37  to  3.53          0.96
            Stock options granted                  81,000       0.20  to  0.43          0.32
            Stock options expired                 (64,000)      0.31  to  3.53          1.34
                                              -----------

Outstanding at December 31, 2002                  223,500     $ 0.20  to  2.42      $   0.62
                                              ===========

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

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

9.  Stock Options and Warrants (continued)

                                                                                   Weighted
                                               Number of                           Average
                                               Options/            Price           Exercise
                                               Warrants          Per Share          Price
                                              -----------     ---------------      --------
Outstanding at December 31, 2000                  150,000     $ 2.50 to 25.00      $  10.00
            Stock options expired                (150,000)      2.50 to 13.75         10.00
                                              -----------

Outstanding at December 31, 2001                       --
            Stock options granted                  25,000       0.22                   0.22
                                              -----------

Outstanding at December 31, 2002                   25,000     $ 0.22               $   0.22
                                              ===========

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

                                                2002         2001         2000
                                              --------     --------     --------

         Risk-free interest rate                   4.5%        *              6%
         Expected life                          5 years        *         5 years
         Expected volatility                       159%        *            825%
         Expected dividend yield                     0%        *              5%
         *No options were granted in 2001

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

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

9.  Stock Options and Warrants (continued)

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

         The following table illustrates the effect on the net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

                                                    Year ended December 31,
                                            --------------------------------------
                                               2002          2001          2000
                                            ----------    ----------    ----------
    Net income, as reported                 $ (904,840)   $ (758,696)   $ (923,632)

    Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects      $  (12,500)   $       --    $   (1,520)
                                            ----------    ----------    ----------

    Pro Forma net income                    $ (917,340)   $ (758,696)   $ (925,152)
                                            ==========    ==========    ==========

    Basic and diluted loss per share
                      As reported           $    (0.17)   $    (0.15)   $    (0.19)
                                            ==========    ==========    ==========
                       Pro forma            $    (0.18)   $    (0.15)   $    (0.19)
                                            ==========    ==========    ==========

         There were no options granted during the year ended December 31, 2001. The weighted average remaining contractual life of all options outstanding at December 31, 2002 was 2.9 years.

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

10. Commitments

         The Company leases office space under a noncancelable lease agreement, which expires in August 2003. At December 31, 2002, the future minimum rental payments due under this noncancelable lease are $42,300 for the year ending December 31, 2003. Net rent expense was approximately $70,000, $74,900, and $185,000 in 2002, 2001, and 2000, respectively.

11.  Quarterly Financial Data (unaudited)

                                      For the year ended December 31, 2002
                               ------------------------------------------------
                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------

Net Sales                      $ 424,686    $ 538,761    $ 332,929    $ 375,265
Operating income (loss)         (194,756)    (198,394)    (204,174)    (308,544)
Net income (loss)               (194,459)    (198,041)    (204,048)    (308,292)
Income (loss) per share        $   (0.04)   $   (0.04)   $   (0.04)   $   (0.05)


12.  Management's Plan

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

    o Increased use of direct marketing techniques to reach new and current consumers such as print promotions mailed to targeted consumers, Web

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

12. Management's Plan (continued)

         site specials, promotions to other Web site customers, and direct E-mail promotions to new customers.

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

13. Restatements

         Subsequent to filing the Company's Form S-3 on February 11, 2004, the Securities and Exchange Commission requested additional disclosures and reclassifications to be included. These additional disclosures and reclassifications had no effect on the previously reported total assets or net income.

                                      DaszkalBolton LLP
                   [GRAPHIC OMITTED]  ----------------------------
                                      CERTIFIED PUBLIC ACCOUNTANTS


Michael I. Daszkal, CPA, P.A.                         2401 N.W. Boca Raton Blvd
Jeffrey A. Bolton, CPA, P.A.                          Boca Raton, FL 3343
Timothy R. Devlin, CPA,                               t: 561.367.1040
Michael S. Kridel, CPA, P.A.                          f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                         www.daszkalbolton.com



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

                           Hydron Technologies, Inc.
                           (Registrant)

                           By: /s/ RICHARD BANAKUS
                               ----------------------------------
                               Richard Banakus, Interim President

                           Date: June 2, 2004

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


/s/ RICHARD BANAKUS
----------------------------
Richard Banakus
Chief Executive Officer
June 2, 2004

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


/s/ TERRENCE S. MCGRATH
---------------------------------
Terrence S. McGrath
Chief Operating Officer
June 2, 2004

                    Certification of Chief Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and
                           Item 307 of Regulation S-K

I, William A. Lauby, certify that:

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


/s/ WILLIAM A LAUBY
-----------------------------
William A. Lauby
Chief Financial Officer
June 2, 2004