Form 10-K/A
period 2003-12-31
HYDRON TECHNOLOGIES INC
filed 2004-07-16
CIK 28146

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

         This topically applied oxygenated skin treatment could have numerous applications in wound healing and anti-aging skincare treatments. Although it is unknown at this early stage the degree that topically applied oxygenated skin treatment would have on the various categories, there are a large number of people with oxygen deprived ailments. Current market research shows that each year, in the United States alone, medical problems associated with oxygen deprivation to the skin and tissues can affect diabetics, burn patients, individuals with impaired circulatory systems and countless other applications, from individuals suffering with chronic wounds to extending the life of organs for transplant during transportation. Likewise, medical problems associated with anaerobic bacteria (i.e. organisms that thrive in the absence of oxygen) such as acne, diaper rash, post-operative infections and periodontal disease may be reduced or eliminated by application of this technology.

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

         The Company's products are independently tested by dermatologist and in the their opinion are considered to be safe, non-irritating and applicable to most skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner.

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

Employees

         The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel, and employee benefits. Management continues to hire, fire, set pay rates and supervise its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company as of December 31, 2003 had seven full time positions.

              [LOGO OMITTED]           DaszkalBolton LLP
                                  ----------------------------
                                  CERTIFIED PUBLIC ACCOUNTANTS


Michael I. Daszkal, CPA, P.A.                     2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.                                Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                                     t: 561.367.1040
Michael S. Kridel, CPA, P.A.                                     f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                              www.daszkalbolton.com
Patrick D. Heyn, CPA, P.A                                  ---------------------


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO HYDRON TECHNOLOGIES INC.:


We consent to the reference to our firm under the caption "Experts" in the Registration Statement (Form S-3) and related Prospectus of Hydron Technologies, Inc. for the registration of 8,766,500 shares of its Common Stock, and 2,210,000 Warrants to purchase shares of Common Stock and to the incorporation by reference therein of our report dated March 31, 2004 with respect to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


/s/ DASZKAL BOLTON LLP
----------------------
DaszkalBolton LLP
Boca Raton, Florida
July 15, 2004

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

                                    Date: July 15, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Exhibit Index                                                            Index #

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