Form 10-K/A
period 2003-12-31
HYDRON TECHNOLOGIES INC
filed 2004-07-22
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Number of shares of Common Stock outstanding as of April 7, 2004: 9,260,136.
                    Documents Incorporated by Reference: None
                                                         ----

Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K (continued)


(a)(3) Exhibits

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.(1)

3.2 Certificate of Amendment of the Certificate of Incorporation of Dento-Med as filed with the Secretary of State of New York on September 7, 1984.(2)

3.3 By-laws of the Company, as amended March 17, 1988.(3)

3.4 Certificate of Change of Dento-Med as filed with the Secretary of State of New York on July 14, 1988.(2)

3.5 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988.(4)

3.6 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(5)

3.7 Certificate of Amendment of the Restated Certificate of Incorporation of Hydron Technologies, Inc., as filed with the Secretary of State of New York on April 10, 2002.(2)

4.1 Non-Qualified Stock Option Plan.(6)

4.2 Registration Rights Agreement dated July 11, 2002, by and between Hydron Technologies, Inc. and Life International Products, Inc.(2)

4.3 Warrant Agreement dated November 14, 2003 between Hydron Technologies, Inc. and the parties named therein.(2)

10.1 Subscription Agreement dated November 22, 2002 between Hydron Technologies, Inc. and the subscribers named therein.(2)

10.2 Subscription Agreement dated September 31, 2003 between Hydron Technologies, Inc. and the subscribers named therein.(2)

10.3 Agreement dated July 11, 2002 between Hydron Technologies, Inc. and Life International Products, Inc.(2)

10.4 1997 Nonemployee Director Stock Option Plan.(7)

---------------------------
(1) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.
(2) Incorporated by reference to the Company's report on Form S-3 filed February 11, 2004.
(3) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987.
(4) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1988.
(5) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1993.
(6) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1986.

Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K (continued)


10.5 Bridge Loan Term Sheet for Interim Loans Between Hydron Technologies, Inc and Members of the Board of Directors.(2)

23.1 Consent of DaszkalBolton LLP, Certified Public Accountants (filed herewith).

(b) Reports on Form 8-K

          None.



---------------------------
(10) Incorporated by reference to the Company's report on Form S-3 filed February 11, 2004.
(7)  Incorporated by reference to the Company's Definitive Proxy Statement on
Schedule 14A for the year ended December 31, 1996.