Form 10-Q
period 2004-06-30
HYDRON TECHNOLOGIES INC
filed 2004-08-16
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
 /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                  For the Quarterly Period Ended: JUNE 30, 2004
                                       or

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

  Number of shares of common stock outstanding as of August 1, 2004: 9,260,136


TABLE OF CONTENTS ............................................................   PAGE

Part I. Financial Information
-----------------------------

Item 1. Financial Statements (Unaudited)

           Condensed Balance Sheets-- June 30, 2004 and ......................    3
                     December 31, 2003

           Condensed Statement of Operations-- Three and six months ended ....    4
                     June 30, 2004 and 2003
           Condensed Statement of Cash Flows-- Six months ended ..............    5
                     June 30, 2004 and 2003

           Notes to Condensed Financial Statements ...........................    6

Item 2. Management's Discussion and Analysis of Financial Condition ..........    9
                     and Results of Operations

Item 4. Controls and Procedures ..............................................   17

Part II. Other Information
--------------------------
Item 6. Exhibits and Reports on Form 8-K .....................................   18

           Signatures ........................................................   19

           Certification of Chief Officers Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K   20

           Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002   23

                                                    HYDRON TECHNOLOGIES, INC.

                                                    CONDENSED BALANCE SHEETS

                                                                           JUNE 30, 2004                 DECEMBER 31, 2003
                                                                            (UNAUDITED)                          (Note)
                                                                       ----------------------          --------------------
ASSETS

Current assets
      Cash and cash equivalents                                                    $ 633,850                     $ 964,723
      Trade accounts receivable                                                       26,274                        10,191
      Inventories                                                                    524,752                       520,032
      Prepaid expenses and other current assets                                       49,423                        34,422
                                                                       ----------------------          --------------------
               Total current assets                                                1,234,299                     1,529,368

Property and equipment, less accumulated
           depreciation of $206,461 and $204,361 at
           2004 and 2003, respectively                                                15,541                        17,641
Deposits                                                                              19,587                        19,587
Deferred product costs, less accumulated
           amortization of $148,186 and $133,186 at
           2004 and 2003, respectively                                               166,230                       176,491

                                                                       ----------------------          --------------------
               Total Assets                                                      $ 1,435,657                   $ 1,743,087
                                                                       ======================          ====================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                             $ 123,413                      $ 42,229
      Loans payable                                                                    2,873                         4,803
      Royalties payable                                                              150,256                       127,437
      Deferred revenues                                                               94,597                       165,164
      Accrued liabilities                                                            244,956                       234,954
                                                                       ----------------------          --------------------
           Total current liabilities                                                 616,095                       574,587

Commitments and contingencies                                                              -                             -

Shareholders' equity
      Preferred stock - $.01 par value
           5,000,000 shares authorized; no shares issued
           or outstanding                                                                  -                             -
      Common stock - $.01 par value
           30,000,000 shares authorized; 9,320,336 shares
           issued; and 9,260,136 shares outstanding
           at 2004 and 2003, respectively                                             93,203                        93,203
      Additional paid-in capital                                                  21,086,237                    21,086,237
      Accumulated deficit                                                        (19,920,720)                  (19,571,782)
      Treasury stock, at cost; 60,200 shares                                        (439,158)                     (439,158)
                                                                       ----------------------          --------------------
           Total Shareholders' equity                                                819,562                     1,168,500

                                                                       ----------------------          --------------------
           Total liabilities and shareholders equity                             $ 1,435,657                   $ 1,743,087
                                                                       ======================          ====================

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

                                                    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                                    HYDRON TECHNOLOGIES, INC.

                                                    CONDENSED BALANCE SHEETS
                                                           (Unaudited)

                                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                   2004              2003                 2004               2003
                                              ---------------    --------------      ---------------   ---------------
                                                                      Note                                  Note
Net sales                                           $336,098         $ 321,591            $ 722,230         $ 635,217
Cost of sales                                        145,822           120,594              303,452           236,953
                                              ---------------    --------------      ---------------   ---------------
Gross profits                                        190,276           200,997              418,778           398,264

Expenses
      Royalty expense                                 10,852                 -               22,819                 -
      Research and development                        56,698            27,766              121,443            44,946
      Selling, general & administration              298,984           281,359              608,014           619,776
      Depreciation & amortization                      8,550            49,770               17,100            99,540
                                              ---------------    --------------      ---------------   ---------------
                 Total expenses                      375,084           358,895              769,376           764,262

                                              ---------------    --------------      ---------------   ---------------
Operating loss                                      (184,808)         (157,898)            (350,598)         (365,998)

Interest income - net of interest expense                842               223                1,661               611
                                              ---------------    --------------      ---------------   ---------------
                 Loss before income taxes           (183,966)         (157,675)            (348,937)         (365,387)

Income taxes expense                                       -                 -                    -                 -
                                                                                     ---------------
                                              ---------------    --------------      ---------------   ---------------
                 Net loss                         $ (183,966)       $ (157,675)          $ (348,937)       $ (365,387)
                                              ===============    ==============      ===============   ===============

Basic and diluted loss per share
      Net loss per common share                      $ (0.02)          $ (0.02)             $ (0.04)          $ (0.05)
                                              ===============    ==============      ===============   ===============

Weighted average shares
      outstanding (basic and diluted)              9,260,136         7,050,136            9,260,136         7,050,136
                                              ===============    ==============      ===============   ===============

Note: Shipping and handling billings and costs have been reclassified from Selling, general, & administration to Net sales and Cost of sales, respectively. These reclassifications have no effect on reported Net income.

                                    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                                    HYDRON TECHNOLOGIES, INC.

                                                CONDENSED STATEMENT OF CASH FLOWS
                                                           (Unaudited)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                2004                      2003
                                                                        -------------------        -----------------

OPERATING ACTIVITIES
      Net loss                                                                  $ (348,937)              $ (365,387)
          Adjustments to reconcile net loss to
           net cash used by operating activities
               Depreciation and amortization                                        17,100                   99,540

          Change in operating assets and liabilities
               Trade accounts receivables                                          (16,083)                  40,000
               Inventories                                                          (4,720)                  69,141
               Prepaid expenses and other current assets                           (15,001)                  12,385
               Deposits                                                                  -                        -
               Accounts payable                                                     81,183                  (99,549)
               Royalties payable                                                    22,819                        -
               Deferred revenues                                                   (70,567)                   7,088
               Accrued liabilities                                                  10,003                   30,460
                                                                        -------------------        -----------------
          Net cash used in operating activities                                   (324,203)                (206,322)

INVESTING ACTIVITIES
      Capital expenditures, net                                                          -                   (5,838)
      Deferred product costs                                                        (4,740)                  (6,480)
                                                                        -------------------        -----------------
          Net cash used in investing activities                                     (4,740)                 (12,318)

FINANCING ACTIVITIES
          Net cash used for repayment of loans payable                              (1,930)                       -
                                                                        -------------------        -----------------
          Net decrease in cash and cash equivalents                               (330,873)                (218,640)

Cash and cash equivalents at beginning of period                                   964,723                  291,136
                                                                        -------------------        -----------------
Cash and cash equivalents at end of period                                       $ 633,850                 $ 72,496
                                                                        ===================        =================

                                 SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                            HYDRON TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B - INVENTORIES

           Inventories consist of the following:

                                                            JUNE 30,                 December 31,
                                                              2004                       2003
                                                      ----------------------     ---------------------
Finished goods                                                     $ 88,535                  $ 90,443
Raw materials and components                                        436,217                   429,589
                                                      ----------------------     ---------------------

                                                                  $ 524,752                 $ 520,032
                                                      ======================     =====================

NOTE C - DISTRIBUTION

           The majority of the Company's products are currently sold in the United States through Hydron direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers and, to a lesser extent, television retailers and internationally through salons and doctors offices.

                            HYDRON TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - EARNINGS PER SHARE

           Effective January 1, 2004, the Company granted options to purchase 100,000 shares of common stock for $.659 to consultants. These options vest over 12 months.

           Options and warrants to purchase 4,577,500 shares of common stock were outstanding at June 30, 2004, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

           The Board of Directors has approved the issuance of an additional 1,033,500 options, subject to the approval of a stock option plan amendment at the next shareholders' meeting. These options have not been reflected in June 30, 2004 calculations since there are insufficient options available without the shareholders' actions.

           There were no options granted to employees during the three months ended June 30, 2004 that would require adjustments to the pro forma information regarding net income and earnings per share required by FASB Statement No. 123, and it is unchanged from that reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE E - ACCRUED LIABILITIES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. Accrued liabilities consisted of the following:



                                            JUNE 30,         December 31,
                                             2004               2003
                                      -----------------   -----------------
Dividends payable                             $ 83,163            $ 83,163
Director fees payable                           71,014              65,012
Professional fees                               29,390              24,712
Other                                           61,389              62,067
                                      -----------------   -----------------
                                             $ 244,956           $ 234,954
                                      =================   =================


NOTE F - GOING CONCERN

           The accompanying condensed financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. The Company's ultimate ability to attain profitable operations is

                            HYDRON TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - GOING CONCERN (CONTINUED)

dependent upon obtaining additional financing or achieving a level of sales adequate to support its cost structure.

           Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

           Hydron Technologies, Inc. continues to shift its primary focus to conducting research and development into products and medical applications utilizing its patented tissue oxygenation technology. In November 2003 Hydron received a US patent for its method of oxygenating skin and tissue topically, using microbubbles of pure oxygen averaging one micron in diameter, suspended in fluid. The super-oxygenation technology delivers pure oxygen through the skin to tissue depths considered therapeutic for wound healing and the maintenance of tissue viability. A topically applied oxygenated skin treatment could have numerous applications in wound healing and anti-aging skincare treatments.

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

           On November 14, 2003, Hydron completed a non-brokered private placement to accredited investors, raising $1.1 million, to accelerate its research and development program surrounding this oxygenation technology. The Company has also added expert clinical and regulatory consultants and is pursuing approval from the FDA to allow the use of its oxygenation technology for a number of medical applications.

           The Company also markets a broad range of consumer and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymer"), and a topical delivery system for active ingredients including pharmaceuticals. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. Additional patents have been applied for relating to a self-adjusting pH formulation for skincare and acne. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts.

RESULTS OF OPERATIONS

           Total net sales for the three months ended June 30, 2004 were $336,098, an increase of $14,504 or 4.5% from net sales of $321,591 for the three months ended June 30, 2003. Skin care products net sales for the three months ended June 30, 2004 were $300,958, an increase of $14,770 or 5.2% from sales of $286,188 for the three months ended June 30, 2003. Professional products net sales for the three months ended June 30, 2004 were $2,174, a decrease of $234 or 9.7% from sales of $2,408 for the three months ended June 30, 2003. Shipping and handling revenues for the three months ended June 30, 2004 were $32,966, a decrease of $68 or 0.2% from shipping and handling revenues of $33,034 in the three months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           For the six months ended June 30, 2004, total net sales were $722,230, an increase of $87,013 or 13.7% from net sales of $635,217 for the six months ended June 30, 2003. Skin care products net sales for the six months ended June 30, 2004 were $655,215, an increase of $98,707 or 17.7% from sales of $556,508 for the six months ended June 30 2003. Professional products' net sales for the six months ended June 30, 2004 were $2,174, a decrease of $2,314 or 51.6% from sales of $4,488 for the six months ended June 30, 2003. Shipping and handling revenues for the six months ended June 30, 2004 were $63,016, a decrease of $6,983 or 10.0% from shipping and handling revenues of $69,999 in the six months ended June 30, 2003.

           Skin care products sales consist primarily of catalog sales and private label sales. During the three months ended June 30, 2004, direct marketing catalog sales decreased by $56,254 or 20.8% from $270,063 for the three months ended June 30, 2003 to $213,809. Private label sales for the three months ended June 30, 2004 were $87,150, an increase of $71,025 or 440.5% from private label sales of $16,125 for the same period last year. These sales tend to fluctuate from quarter to quarter as purchase orders for individual items cover more than one year's supply. Purchase orders are received only approximately four to six times a year for the seven items in the line.

           For the six months ended June 30, 2004, direct marketing catalog sales decreased by $94,701 or 17.5% from $540,383 last year to $445,682 this year. Private label sales for the six months were $209,532, an increase of $193,407 from private label sales of $16,125 for the same period last year. As stated above, these private label sales tend to fluctuate significantly from quarter to quarter.

           Historically, over 98% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. These sales are not material at this time and represented 0.5% and 0.2% of total net sales for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, sales outside the United States represented 0.5% and 0.3% of total sales for 2004 and 2003, respectively.

           Cost of sales was $145,822 for the three months ended June 30, 2004, an increase of $25,228 or 20.9% from cost of sales of $120,594 for the three months ended June 30, 2003. Cost of sales was 43.4% of total sales the three months ended June 30, 2004 compared to 37.5% for the three months ended June 30, 2003. The increase in cost of sales percentage reflects the impact of this period's private label sales, that included unusually high product cost (79.7% of sales), versus the product cost of catalog sales (16.9% of catalog sales.) Shipping and handling costs for the second quarter of 2004 were $35,207, a decrease of $3,727 or 9.6% from shipping and handling costs of $38,934 for the same period in 2003. This decrease reflects the 20.7% decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in house.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           For the six months ended June 30, 2004 cost of sales was $303,452, an increase of $66,499 or 28.1% from cost of sales of $236,953 for the three months ended June 30, 2003. Cost of sales was 42.0% of total sales for the three months ended June 30, 2004 compared to 37.3% for the three months ended June 30, 2003. The increase in cost of sales percentage reflects the impact of this period's private label sales as stated above. Shipping and handling costs for the six months were $67,939, a decrease of $21,780 or 24.3% from shipping and handling costs of $89,719 for the same period in 2003. This decrease reflects the 17.5% decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in house.

           The Company's overall gross profit margin decreased to 56.6% of net sales for the three months ended June 30, 2004 versus 62.5% for the three months ended June 30, 2003. This is due primarily to the lower margin private label sales and, to a lesser degree the costs discussed above. For the six month ended June 30, 2004 the overall gross profit margin decreased similarly to 58.0% of net sales versus 62.7% for the same period in 2003.

           Royalty expenses for the three months ended June 30, 2004 were $10,852. There were no royalty expenses for the first quarter of 2003. For the six months ended June 30, 2004, royalty expenses were $22,819. No accrued royalty expenses were required in 2003 as the definition of applicable products was changed creating a surplus accrual. That surplus has now been exhausted and the expense reflects the royalties due on sales for the period.

           Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended June 30, 2004 were $56,698, an increase of $28,932 or 104.2% over R&D expenses of $27,766 for the three months ended June 30, 2003. This increase is principally due to the Company's R&D work on its new oxygenation technology. For the six months ended June 30, 2004 R&D expenses were $121,443, an increase of $76,497 or 170.2% over R&D expenses of $44,946 for the same period last year. The amount of R&D expenses per year will continue to increase as the oxygenation technology moves through the FDA approval process and the Company expands its research behind this technology.

           Selling, general, and administrative ("SG&A") expenses for the three months ended June 30, 2004 were $298,984, representing an increase of $17,625 or 6.3% from SG&A expenses of $281,359 for the three months ended June 30, 2003. Employment expense was $136,580 for the three months ended June 30, 2004, an increase of $5,782 or 4.4% from $130,798 for the three months ended June 30, 2003. This increase reflects the rise in benefit costs. All other expenses were $162,404 for the three months ended June 30, 2004, an increase of $11,843 or 7.9% from $150,561 for the three months ended June 30, 2003. For the six months ended June 30, 2004 selling, general, and administrative expenses were $608,014, a decrease of $11,762 or 1.9% from $619,776 for the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Depreciation and amortization expense was $8,550 for the three months ended June 30, 2004, a decrease of $41,220 or 82.8% from $49,770 for the three months ended June 30, 2003. For the six months ended June 30, 2004 depreciation and amortization were $17,100, a decrease of $82,440 or 82.8% from $99,540 for the same period last year. The decrease was due primarily to intangible assets becoming fully amortized by mid-2003. Fully amortized intangible assets of $5,370,000 were written off in 2003.

           Net interest income was $842 for the three months ended June 30, 2004 compared to net interest income of $223 for the three months ended June 30, 2003. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

           The Company had a net loss of $183,966, representing an increase of $26,291 or 16.7% for the three months ended June 30, 2004 from the net loss of $157,675 for the three months ended June 30, 2003, a result primarily of the factors discussed above.

           For the six months ended June 30, 2004, the company had a net loss of $348,937, a decrease of $16,450 or 4.5% from net loss of $365,387 for the six months ended June 30, 2003. The decrease in the net loss is a result primarily of the factors discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

           The Company anticipates that present working capital balances and internally generated funds will not be sufficient to meet its working capital needs for the next twelve months. The development of the Company's oxygenation technology will depend on its ability to raise capital on commercially reasonable terms. The Company's working capital was approximately $618,204 as of June 30, 2004, including cash and cash equivalents of approximately $633,850. Cash used by operating activities for the six months ended June 30, 2004 was $324,203. Net funds used for investing activities were $4,740 and financing activities were $1,930 for the six months ended June 30, 2004.

           The Company does not have any material debt, long-term capital leases, or long-term operating leases. The lease on the current office facility expires August 31, 2005. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with GP Strategies Corporation (See note 5 to the Financial Statements included in the Company's Form 10-K dated December 31, 2003). The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

           The Company has registered these outstanding shares and the 4,581,500 underlying shares of outstanding warrants and options with the Securities and Exchange Commission as required by the November 14, 2003 private placement agreement. The warrants/options are a future source of capital for the Company and could generate up to $2,560,000 if they are exercised.

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

Management's plan includes the following elements:

o Obtaining FDA approval of the Company's oxygenation technology in marketing segments which are attractive to today's investor;

o Effectively applying the Company's existing resources to achieve objectives that will attract the interest of new investors and strategic partners;

o Advancing the oxygenation technology in the medical segment so as to stimulate the interest of investors and strategic partners;

o Entering into joint ventures with strategic partners that can provide complimentary products, distribution, and manufacturing capabilities;

o Expanding the product line of existing private label customers, thus leveraging the Hydron polymer technology across multiple product lines;

o Developing new skin care products for new private label customers utilizing Hydron's proprietary expertise to expand our product base;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

o Licensing proprietary and possibly patentable technologies, including skin and tissue oxygenation, and the pH adjusting system for skin care and acne ingredient delivery, where appropriate to third party companies;

o Continuing emphasis on catalog sales, including sales made over the internet, since these sales have higher profit margins;

o Increasing use of direct marketing techniques to reach new and current consumers such as print promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct E-mail promotions to new customers;

o Adding new revenue streams through expanded international distribution achieved through the use of distribution agreements with foreign and international distributors;

o Developing, acquiring, and marketing new product lines based on proprietary technologies that appeal to aging baby boomers as well as to a younger generation;

o Continuing to develop proprietary technology that the Company believes will improve its long-term success in the skin care business, such as the acne ingredient delivery system. The Company's super-oxygenated fluid and composition technology should facilitate significant advances in skin care products and open application and licensing opportunities beyond the skin care category;

o Entering into marketing, licensing, and distribution agreements with third parties, which have greater financial and distribution resources than those of the Company and that can enhance the Company's product introductions with appropriate national marketing support programs.

           There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made should Management's plan be unsuccessful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

           The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future, including, without limitation, its plans regarding distribution and marketing of its products and the development, acquisition, and marketing of new products. Forward-looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Each forward-looking statement reflects the Company's current view of future events and is subject to risks, uncertainties, and other factors that could cause actual results to differ materially from any results expressed or implied by its forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

o         The volatility of the price of the Company's common stock;

o         The Company's ability to fund future growth;

o         The Company's ability to be profitable;

o         The Company's ability to attract and retain qualified personnel;

o         General economic conditions in the medical and cosmetic markets;

o         Market demand for and acceptance of the Company's products;

o Legal claims against the Company, including, but not limited to claims of patent infringement;

o         The Company's ability to protect its intellectual property;

o         Defects in the Company's products;

o         The Company's obligation to indemnify certain customers;

o         The Company's dependence on contract manufacturers and suppliers;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

o The Company's dependence on a small number of customers for private label revenue;

o The Company's ability to develop and maintain relationships with key vendors;

o         New regulations and legislation;

o         General economic and business conditions;

o Other risks and uncertainties disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company's other filings with the SEC.

           All subsequent forward-looking statements relating to the matters described in this document and attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by such factors. The Company has no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable federal securities laws, and the Company cautions you not to place undue reliance on these forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

           As of the end of this period, The Company carried out an evaluation, under the supervision and with the participation of Management, including its Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information required to be included in the Company's Securities Exchange Act of 1934 filings.

           There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith).

31.2 Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith).

31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith).

32.1      Certification  of  Chief  Executive  Officer  Pursuant  to 18  U.S.C.,
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2      Certification  of  Chief  Operating  Officer  Pursuant  to 18  U.S.C.,
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.3      Certification of Chief Financial Officer Pursuant to 18 U.S.C.,
          Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HYDRON TECHNOLOGIES, INC.


                                         /s/: William A. Lauby
                                         ---------------------
                                         William A. Lauby
                                         Chief Financial Officer and
                                         Principal Accounting Officer



Dated: August 13, 2004