Form 10-Q
period 2004-09-30
HYDRON TECHNOLOGIES INC
filed 2004-11-10
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
               For the Quarterly Period Ended: September 30, 2004
                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the Period from __________ to __________

                         Commission File Number: 0-6333

                            HYDRON TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


                New York                               13-1574215
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


 2201 West Sample Road, Building 9, Suite 7B
            Pompano Beach, FL 33073                      (954) 861-6400
  (Address of Principal Executive Offices)       (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No.

 Number of shares of common stock outstanding as of November 10, 2004: 9,260,136

TABLE OF CONTENTS                                                         PAGE

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
               September 30, 2004 and December 31, 2003                     3

         Condensed Consolidated Statement of Operations
               Three months and nine months ended
                  September 30, 2004 and 2003                               4

         Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 2004 and 2003                5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition        9
         and Results of Operations

Item 4.  Control and Procedures                                             16

Part II. Other Information

         Exhibits and Reports on Form 8-K.                                  17

         Signatures                                                         18

         Certification of Chief Officers Pursuant to Section                19
             302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

         Certification Pursuant to 18 U.S.C, Section 1350, as               22
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002


                                                     HYDRON TECHNOLOGIES, INC.

                                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         September 30, 2004            December 31, 2003
                                                                             (Unaudited)                     (Note)
                                                                         ------------------           -------------------
ASSETS

Current Assets
    Cash and cash equivalents                                            $        559,704             $         964,723
    Trade accounts receivable                                                         937                        10,191
    Inventories                                                                   525,855                       520,032
    Prepaid expenses and other current assets                                      44,447                        34,422
                                                                         ------------------           -------------------
            Total current assets                                                1,130,943                     1,529,368

Property and equipment, less accumulated
       depreciation of $207,511 and $204,361 at
       2004 and 2003, respectively                                                 14,491                        17,641
Deposits                                                                           19,588                        19,587
Deferred product costs, less accumulated
       amortization of $155,686 and $133,186 at
       2004 and 2003, respectively                                                158,730                       176,491

                                                                         ------------------           -------------------
            Total Assets                                                       $1,323,752                   $ 1,743,087
                                                                         ==================           ===================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                             $ 72,693                      $ 42,229
    Loans payable                                                                   1,837                         4,803
    Royalties payable                                                              26,837                       127,437
    Deferred revenues                                                              93,813                       165,164
    Accrued liabilities                                                           261,145                       234,954
                                                                         ------------------           -------------------
       Total current liabilities                                                  456,325                       574,587

Commitments and contingencies                                                           -                             -
Minority interest in consolidated partnership                                     284,552                             -

Shareholders' equity
    Preferred stock - $.01 par value; 5,000,000 shares
       authorized; no shares issued or outstanding                                      -                             -
    Common stock - $.01 par value
       30,000,000 shares authorized; 9,320,336 shares
       issued; and 9,260,136 shares outstanding
       at 2004 and 2003, respectively                                              93,203                        93,203
    Additional paid-in capital                                                 21,086,237                    21,086,237
    Accumulated deficit                                                       (20,157,407)                  (19,571,782)
    Treasury stock, at cost; 60,200 shares                                       (439,158)                     (439,158)
                                                                         ------------------           -------------------
       Total shareholders' equity                                                 582,875                     1,168,500
                                                                         ------------------           -------------------
       Total liabilities and shareholders' equity                              $1,323,752                   $ 1,743,087
                                                                         ==================           ===================

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                   HYDRON TECHNOLOGIES, INC.

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                             Three months ended September 30,                Nine months ended September
                                                2004                2003                      2004                 2003
                                           ----------------    ----------------         -----------------    -----------------
                                                                   (Note)                                         (Note)
Net Sales                                  $       200,975     $       324,705          $        923,204     $        959,922
Cost of sales                                       75,324             113,597                   378,776              350,550
                                           ----------------    ----------------         -----------------    -----------------
Gross profits                                      125,651             211,108                   544,428              609,372

Expenses
      Royalty expense                                4,565                   -                    27,384                    -
      Research and development                      46,946              26,940                   168,389               71,886
      Selling, general & administration            318,666             297,377                   926,681              917,153
      Depreciation & amortization                    8,550              49,770                    25,650              149,310
                                           ----------------    ----------------         -----------------    -----------------
          Total expenses                           378,727             374,087                 1,148,104            1,138,349

                                           ----------------    ----------------         -----------------    -----------------
Operating loss                                    (253,076)           (162,979)                 (603,676)            (528,977)

Interest income - net of interest expense              942                (593)                    2,604                   18
                                           ----------------    ----------------         -----------------    -----------------
          Loss before income taxes
           and minority interest                  (252,134)           (163,572)                 (601,072)            (528,959)

Minority interest in net loss                       15,448                   -                    15,448                    -
Income taxes expense                                     -                   -                         -                    -
                                           ----------------    ----------------         -----------------    -----------------
          Net loss                         $      (236,686)    $      (163,572)         $       (585,624)    $       (528,959)
                                           ================    ================         =================    =================

Basic and diluted loss per share           $         (0.03)    $         (0.02)         $          (0.06)    $          (0.08)
                                           ================    ================         =================    =================

Weighted average shares
      outstanding (basic and diluted)            9,260,136           7,050,136                 9,260,136            7,050,136
                                           ================    ================         =================    =================

Note: Shipping and handling billings and costs have been reclassified from Selling, general, & administrative to Net sales and Cost of sales, respectively. These reclassifications have no effect on reported Net income.

                                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            HYDRON TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Nine months ended    September 30,
                                                                  2004                2003
                                                             ---------------     ---------------
Operating Activities
   Net Loss                                                  $     (585,624)     $     (528,959)
      Adjustments to reconcile net loss to
       net cash used by operating activities
        Depreciation and amortization                                25,650             149,310

      Change in operating assets and liabilities
        Trade accounts receivables                                    9,254               1,690
        Inventories                                                  (5,822)             88,571
        Prepaid expenses and other current assets                   (10,025)              5,215
        Deposits                                                          -               1,228
        Accounts payable                                             30,464             (45,604)
        Royalties payable                                          (100,600)                  -
        Deferred revenues                                           (71,351)             58,903
        Accrued liabilities                                          26,189              48,892
                                                             ---------------     ---------------
      Net cash used in operating activities                        (681,867)           (220,754)

Investing activities
   Capital Expenditures, net                                              -             (13,480)
   Deferred product costs                                            (4,739)            (36,507)
                                                             ---------------     ---------------
      Net cash used in investing activities                          (4,739)            (49,987)

Financing activities
   Net cash used for repayment of loans payable                      (2,966)            205,702
   Change in amount due minority interest                           284,552                   -
   Additional Paid in capital                                             -                   -
                                                             ---------------     ---------------
      Net cash provided from financing activities                   281,586             205,702

                                                             ---------------     ---------------
      Net decrease in cash and cash equivalents                    (405,019)            (65,039)

Cash and cash equivalents at beginning of period                    964,723             291,136

                                                             ---------------     ---------------
Cash and cash equivalents at end of period                   $      559,704      $      226,097
                                                             ===============     ===============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         The consolidated financial statements include the accounts of Hydron Technologies, Inc. and a majority owned limited liability limited partnership, Hydron Royalty Partners, LLLP. Hydron Royalty Partners, LLLP (the "Partners") was established in August 2004 by Hydron, the general partner, and ten limited partners for the purpose of paying outstanding and up to $30,000 annually of future royalties and licensing obligations in return for royalty and licensing payments due from Valera Pharmaceuticals, Inc. The establishment of Partners allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity. All appropriate inter-company transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B - INVENTORIES

         Inventories consist of the following:

                                            September 30,     December 31,
                                                2004              2003
                                            -------------     ------------

Finished goods                              $     106,435     $     90,443
Raw materials and components                      419,420          429,589
                                            -------------     ------------

                                            $     525,855     $    520,032
                                            =============     ============

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - DISTRIBUTION

         The majority of the Company's products are currently sold in the United States through Hydron's direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers and, to a lesser extent, television retailers and internationally through salons and doctors' offices.

NOTE D - EARNINGS PER SHARE

         Effective January 1, 2004, the Company granted options to purchase 100,000 shares of common stock for $.659 to consultants. These options vest over 12 months.

         Options and warrants to purchase 5,577,500 shares of common stock were outstanding at September 30, 2004, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The outstanding options and warrants include 1,015,000 options the Board of Directors has approved, subject to the approval of a stock option plan amendment at the next shareholders' meeting on November 15, 2004.

         There were no options granted to employees during the three months ended September 30, 2004 that would require adjustments to the pro forma information regarding net income and earnings per share required by FASB Statement No. 123, and it is unchanged from that reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE E - ACCRUED LIABILITIES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. Accrued liabilities consisted of the following:

                                        SEPTEMBER 30,    DECEMBER 31,
                                            2004             2003
                                        -------------    ------------
Dividends payable                       $    83,163      $    83,163
Director fees payable                        76,015           65,012
Professional fees                            35,356           24,712
Other                                        66,611           62,067
                                        -------------    ------------
                                        $   261,145      $   234,954
                                        =============    ============

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - GOING CONCERN

         The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing or achieving a level of sales adequate to support its cost structure.

         Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         Hydron Technologies, Inc. continues to shift its primary focus to conducting research and development into products and medical applications utilizing its patented tissue oxygenation technology. In November 2003, Hydron received a US patent for its method of oxygenating skin and tissue topically, using microbubbles of pure oxygen averaging one micron in diameter, suspended in fluid. The super-oxygenation technology delivers pure oxygen through the skin to tissue depths considered therapeutic for wound healing and the maintenance of tissue viability. A topically applied oxygenated skin treatment could have numerous applications in wound healing and anti-aging skincare treatments.

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

         In October 2004, the Company received notice from the FDA that Hydron's MicrO2 Oxygenation Apparatus is a device that will be reviewed and regulated by the Center for Devices and Radiological Health under the medical device provisions of the Federal Food, Drug, and Cosmetic Act. Hydron's MicrO2 Oxygenation Apparatus is a device intended to produce oxygenated water infused with micro-bubbles to use in topical oxygen therapy. The device would be used at the patient bedside or doctor's office to enhance wound healing. Further, the device is intended for adjunctive therapy (rather than sole treatment) for wounds such as skin ulcerations due to diabetes, venous stumps, post surgical infections and gangrenous lesions, decubitus ulcers, infected amputation stumps, skin grafts, burns, and frostbite.

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

         In August 2004, Hydron Technologies, Inc. (Hydron), as general partner, formed Hydron Royalty Partners, LLLP (Partners) a Limited Liability Limited Partnership for the purpose of funding

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

existing royalty obligations and a portion of future royalty obligations in consideration of sharing future royalty income that may arise from Hydron's agreement with Valera Pharmaceuticals, Inc. (Valera). Partners has completed a non-brokered private placement of Limited Partnership Interest to ten accredited investors including Hydron's Chairman, Richard Banakus and a Hydron Director, Ronald J. Saul. Each limited partner invested $30,000 or an aggregate of $300,000 for a 49.999% interest of Partners. The establishment of the Partners allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity.

RESULTS OF OPERATIONS

         Total net sales for the three months ended September 30, 2004 were $200,975, a decrease of $123,730 or 38.1% from net sales of $324,705 for the three months ended September 30, 2003. Skin care products net sales for the three months ended September 30, 2004 were $172,954, a decrease of $116,885 or 40.3% from sales of $289,839 for the three months ended September 30, 2003. Professional products net sales for the three months ended September 30, 2004 were $3,194, a decrease of $186 or 5.5% from sales of $3,380 for the three months ended September 30, 2003. Shipping and handling revenues for the three months ended September 30, 2004 were $24,826, a decrease of $4,456 or 15.2% from shipping and handling revenues of $29,282 in the three months ended September 30, 2003.

         For the nine months ended September 30, 2004, total net sales were $923,204, a decrease of $36,718 or 3.8% from net sales of $959,922 for the nine months ended September 30, 2003. Skin care products net sales for the nine months ended September 30, 2004 were $828,169, a decrease of $18,178 or 2.1% from sales of $846,347 for the nine months ended September 30 2003. Professional products net sales for the nine months ended September 30, 2004 were $5,368, a decrease of $2,500 or 31.8% from sales of $7,868 for the nine months ended September 30, 2003. Shipping and handling revenues for the nine months ended September 30, 2004 were $87,842, a decrease of $11,439 or 11.5% from shipping and handling revenues of $99,281 in the nine months ended September 30, 2003.

         Skin care products sales consist primarily of catalog sales and private label sales. During the three months ended September 30, 2004, direct marketing catalog sales decreased by $70,176 or 29.1% from $241,255 for the three months ended September 30, 2003 to $171,079. Private label sales for the three months ended September 30, 2004 were $1,875, a decrease of $19,493 or 91.2% from private label sales of $21,368 for the same period last year. These sales tend to fluctuate from quarter to quarter as purchase orders for individual items cover more than one year's supply. Purchase orders are received only approximately four to six times a year for the seven items in the line.

         For the nine months ended September 30, 2004, direct marketing catalog sales decreased by $164,876 or 21.1% from $781,638 last year to $616,762 this year. Private label sales for the nine months were $211,407, an increase of $173,914 or 463.9% from private label sales of $37,493 for the same period last year. As stated above, these private label sales tend to fluctuate significantly from quarter to quarter.

         Historically, over 98% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. These sales are not material at this time and represented 0.6% and 1.1% of total net sales for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, sales outside the United States represented 0.5% and 0.6% of total sales for 2004 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cost of sales was $75,324 for the three months ended September 30, 2004, a decrease of $38,273 or 33.7% from cost of sales of $113,597 for the three months ended September 30, 2003. Cost of sales was 37.5% of total sales the three months ended September 30, 2004 compared to 35.0% for the three months ended September 30, 2003. The cost of sales percentage increased as the quarterly non-variable costs had to be absorbed by the lower sales level. Shipping and handling costs for the third quarter of 2004 were $29,806, a decrease of $6,419 or 17.7% from shipping and handling costs of $36,225 for the same period in 2003. This decrease reflects the decline in catalog sales.

         For the nine months ended September 30, 2004, cost of sales was $378,776, an increase of $28,226 or 8.1% from cost of sales of $350,550 for the nine months ended September 30, 2003. Cost of sales was 41.0% of total sales for the nine months ended September 30, 2004 compared to 36.5% for the nine months ended September 30, 2003. The increase in cost of sales percentage reflects the impact of this period's significantly higher private label sales that include higher product cost (68.4% of sales) versus the product cost of catalog sales (18.1% of sales). Shipping and handling costs for the nine months were $97,744, a decrease of $28,200 or 22.4% from shipping and handling costs of $125,944 for the same period in 2003. This decrease reflects the 21.1% decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in house.

         The Company's overall gross profit margin decreased to 62.5% of net sales for the three months ended September 30, 2004 versus 65.0% for the three months ended September 30, 2003. This is due primarily to the impact of fixed costs on lower sales levels. For the nine months ended September 30, 2004 the overall gross profit margin decreased to 59.0% of net sales versus 63.5% for the same period in 2003. The decrease for the nine months reflects the impact of significant private label sales that have a lower margin than catalog sales.

         Royalty expenses for the three months ended September 30, 2004 were $4,565. There were no royalty expenses for the first quarter of 2003. For the nine months ended September 30, 2004, royalty expenses were $27,384. No accrued royalty expenses were required in 2003 as the definition of applicable products was changed, creating a surplus accrual during 2003. That surplus has now been exhausted and the expense reflects the royalties due on sales for the period.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended September 30, 2004 were $46,946, an increase of $20,006 or 74.3% over R&D expenses of $26,940 for the three months ended September 30, 2003. This increase is due principally to the Company's R&D work on its new oxygenation technology. For the nine months ended September 30, 2004, R&D expenses were $168,389, an increase of $96,503 or 134.2% over R&D expenses of $71,886 for the same period last year. The amount of R&D expenses per year will continue to increase as the oxygenation technology moves through the FDA approval process and the Company expands its research behind this technology.

         Selling, general, and administrative ("SG&A") expenses for the three months ended September 30, 2004 were $298,833, representing a decrease of $1,456 or 0.5% from SG&A expenses of $297,377 for the three months ended September 30, 2003. Printing costs increased $10,226 for the production of annual reports and proxy statements for the shareholders' meeting in November, but this was offset by lower credit card processing fees and postage. For the nine months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

September 30, 2004 selling, general, and administrative expenses were $906,847, a decrease of $10,306 or 1.1% from $917,153 for the same period last year.

         Depreciation and amortization expense was $8,550 for the three months ended September 30, 2004, a decrease of $41,220 or 82.8% from $49,770 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 depreciation and amortization was $25,650, a decrease of $123,660 or 82.8% from $149,310 for the same period last year. The decrease was due primarily to intangible assets becoming fully amortized by mid-2003. Fully amortized intangible assets of $5,370,000 were written off in 2003.

         Net interest income was $942 for the three months ended September 30, 2004 compared to net interest expense of $593 for the three months ended September 30, 2003. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss of $232,301, representing an increase of $68,729 or 42.0% for the three months ended September 30, 2004 from the net loss of $163,572 for the three months ended September 30, 2003, a result primarily of the factors discussed above.

         For the nine months ended September 30, 2004, the Company had a net loss of $581,238, an increase of $52,279 or 9.9% from net loss of $528,959 for the nine months ended September 30, 2003. The increase in the net loss is a result primarily of the factors discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

         The Company anticipates that present working capital balances and internally generated funds will not be sufficient to meet its working capital needs for the next twelve months. The development of the Company's oxygenation technology will depend on its ability to raise capital on commercially reasonable terms. The Company's working capital was approximately $674,618 as of September 30, 2004, including cash and cash equivalents of approximately $559,704. Cash used by operating activities for the nine months ended September 30, 2004 was $677,479. Net funds used for investing activities were $24,574 and financing activities provided $297,034 for the nine months ended September 30, 2004.

         The Company does not have any material debt, long-term capital leases, or long-term operating leases. The lease on the current office facility expires August 31, 2005. There are no long-term capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with GP Strategies Corporation (See note 5 to the Financial Statements included in the Company's Form 10-K dated December 31, 2003). The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

         Hydron Royalty Partners, LLLP (the "Partners") was established in August, 2004 by Hydron, the general partner, and ten limited partners for the purpose of paying outstanding and up to $30,000 annually of future royalty and licensing obligations in return for royalty and licensing payments revenues possibly due from Valera Pharmaceuticals, Inc. The establishment of Partners allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity.

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

     o Licensing proprietary and possibly patentable technologies, including skin and tissue oxygenation, and the self-adjusting pH system for skin care and acne ingredient delivery, where appropriate to third party companies;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     o Continuing emphasis on catalog sales, including sales made over the internet, since these sales have higher profit margins;

     o Increasing use of direct marketing techniques to reach new and current consumers, such as print promotions mailed to targeted consumers, Web site specials, promotions to other Web site customers, and direct E-mail promotions to new customers;

     o Adding new international distribution revenue streams through expanded use of distribution agreements with foreign and international distributors;

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

(b) Reports on Form 8-K:

         On October 1, 2004 the Company filed a report on Form 8-K in connection with the establishment of Hydron Royalty Partners, LLLP, a limited liability limited partnership, for the purpose of funding existing royalty obligations.

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



Dated: November 10, 2004