Form 10-Q/A
period 2004-09-30
HYDRON TECHNOLOGIES INC
filed 2004-11-10
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

         This Form 10-Q/A (Amendment No. 1) amends Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, originally filed by Hydron Technologies, Inc. on November 10, 2004. The effect of the amendment is to include a discussion of start up costs for Hydron Royalty Partners, LLLP and minority interest in net loss that were inadvertently omitted in Management's Discussion in the original filing. The financial statements are properly reported but Management's Discussion had not been updated.

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

      Selling, general, and administrative ("SG&A") expenses for the three months ended September 30, 2004 were $318,666, representing an increase of $21,289 or 7.2% from SG&A expenses of $297,377 for the three months ended September 30, 2003. Set up costs for Hydron Royalty Partners, LLLP was $19,834, and printing costs increased $10,226 for the production of annual reports and proxy statements for the shareholders' meeting in November. These were offset by lower credit card processing fees and postage. For the nine months ended September 30, 2004, selling, general, and administrative expenses were $926,681, an increase of $9,528 or 1.0% from $917,153 for the same period last year.

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

         Minority interest in net loss was $15,448 for the three and nine months ended September 30, 2004 and represents the minority partners' share of the operating loss of Hydron Royalty Partners, LLLP, which has been consolidated with Hydron Technologies, Inc. The partnership was established in August 2004, so there is no similar item included in last year's results.

         The Company had a net loss of $236,686, representing an increase of $73,114 or 45.7% for the three months ended September 30, 2004 from the net loss of $163,572 for the three months ended September 30, 2003, a result primarily of the factors discussed above.

         For the nine months ended September 30, 2004, the Company had a net loss of $585,624, an increase of $56,665 or 10.7% from net loss of $528,959 for the nine months ended September 30, 2003. The increase in the net loss is a result primarily of the factors discussed above.

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