Form 10-K
period 2004-12-31
HYDRON TECHNOLOGIES INC
filed 2005-03-31
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004 or

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,226,087 based upon the closing price of $0.18 on March 28, 2005.

      Number  of  shares  of Common  Stock  outstanding  as of March  28,  2005:
9,310,336.
                    Documents Incorporated by Reference: None

TABLE OF CONTENTS                                                                      PAGE
Part I
      Item 1.     Business                                                              3
      Item 2.     Properties                                                            12
      Item 3.     Legal Proceedings                                                     12
      Item 4.     Submission of Matters to a Vote of Security Holders                   13

Part II
      Item 5.     Market for Registrants Common Equity, Related
                  Stockholder Matters and Issuer Purchases of Equity Securities         14
      Item 6.     Selected Financial Data                                               18
      Item 7.     Management's Discussions and Analysis of Financial
                  Condition and Results of Operations                                   18
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk            31
      Item 8.     Financial Statements and Supplemental Data                            31
      Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                   31
      Item 9A.    Controls and Procedures                                               31

Part III
      Item 10.    Directors and Executive Officers of the Registrant
33
      Item 11.    Executive Compensation                                                34
      Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                            37
      Item 13.    Certain Relationships and Related Transactions                        38

Part IV
      Item 14.    Principal Accountant Fees and Services                                39
      Item 15.    Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                           39
      Report of Independent Certified Public Accountants                                42
      Financial Statements:   Balance Sheets - December 31, 2004 and 2003               43
      Statements of Operations
                  Years ended December 31, 2004, 2003, and 2002                         44
      Statements of Changes in Shareholders'
                  Equity for the Years ended December 31, 2004, 2003, and 2002          45
      Statements of Cash Flow
                  Years ended December 31 2004 2003,and 2002                            46
      Notes to Financial Statements                                                     47
      Signatures                                                                        61
      Exhibit Index                                                                     62
      Certification of Chief Officers Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K                   63
      Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002                               66

Item 1. Business

Introduction

      Hydron Technologies, Inc. ("the Company"), a New York corporation organized on January 30, 1948, maintains its principal office at 2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, Florida 33073 and its telephone number is (954) 861-6400.

      Hydron Technologies, Inc. is conducting research and development into products and medical applications utilizing its patented tissue oxygenation technology. The Company's super-oxygenation technology delivers pure oxygen through the skin to tissue depths considered therapeutic for wound healing and the maintenance of tissue viability. Hydron's technology utilizes micro-bubbles, averaging one micron in diameter, to deliver oxygen deep into tissue. Applied topically, oxygen can now be targeted at specific problem areas and delivered into skin and tissue that is not receiving sufficient oxygen from the bloodstream, essentially oxygenating from the outside in.

      The Company also markets a broad range of cosmetic and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymer") and a topical delivery system for active ingredients including pharmaceuticals. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

Liquidity

      The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next three months and maybe longer based on management decisions and order flow. Beyond that point, it will be necessary to consummate a merger, sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

      On January 28, 2005, the Company entered into a marketing agreement to license its technology with Clinical Results, Inc., and the Hydron branded products with Bioceutical Research, Inc. Any impact on cash flow is not expected to be realized for six to nine months. In addition, the Company has lowered its operating expenses by reducing research and development costs and reducing payroll costs.

      The Company is considering several additional options to resolve the negative cash flow, including merging with parties that have a broad channel of distribution, forming a new private entity and transferring the operating assets to it and selling the public shell, and selling one or more selected assets. One of these alternatives and/or an infusion of additional capital will be required in order to generate the cash required in the short term.

Super-oxygenated Fluids and Compositions

      Since August 2000, the Company has been researching and developing a new technology that provides a method for the delivery of oxygen into the skin and tissue at depths considered medically therapeutic. In November 2003, the Company received patent number 6,649,145 from the United States Patent and Trademark
Office covering this exceptional method of delivery; which bypasses the bloodstream. Management anticipates that as a result of its continuing research into tissue oxygenation, the Company's primary focus will be developing/licensing applications or products based upon this new technology.

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

      This topically applied oxygenated skin treatment could have numerous applications in wound healing and anti-aging skincare treatments. Although it is unknown at this stage the significance that topically applied oxygenated skin treatment would have on the various categories, there are a large number of people with oxygen deprived ailments. Current market research shows that each year, in the United States alone, medical problems associated with oxygen deprivation of the skin and tissues can affect diabetics, burn patients, individuals with impaired circulatory systems, those suffering from chronic wounds, even the viability of organs being transported for transplantation. Likewise, medical problems associated with anaerobic bacteria (i.e. organisms that thrive in the absence of oxygen) such as acne, diaper rash, post-operative infections, and periodontal disease may be reduced or eliminated by application of this technology.

      Oxygen is also an essential factor in aging as facial skin loses about 40% of its oxygen carrying capacity by age 65 (a factor in diminished collagen formulation and wrinkling). As a result, anti-aging/wrinkling applications of this technology may ultimately lead to a new line of skincare treatments and products.

      In July 2002, the Company reached an agreement providing it the right but not the obligation to license existing micro-bubble machine technology from Life International Products, Inc. that included issuance of 325,000 shares of Hydron stock and future royalty payments to Life International should the Company use its technology. This agreement provides Hydron with a definitive means to produce micro-bubble liquids that are required to manufacture future products under Hydron's tissue oxygenation patent.

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

      A formal Request For Designation (RFD) was filed with FDA in September 2004 to request that FDA designate the MicroO2 Oxygenation Apparatus as a medical device. FDA agreed in October. On January 10, 2005, the Company attended a Pre-Investigational Device Exemption meeting with FDA to present the device, however, a clear pathway for safety and clinical research requirements could not be determined at that time. It was suggested that filing a complete 510(k) application would provide FDA with an opportunity to review additional information from Hydron.

Hydron(R) Branded Skin Care Products

      The Company has been developing various consumer products using Hydron polymers since 1986. The Company's products are designed to address concerns about aging, and include Hydron(R) skincare, hair care, bath and body and sun care lines. The Company currently has thirty-six individual products available in the following product catagories: skin care (21 products), hair care (6 products), bath and body (7 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are available through the Hydron catalog and web site at www.hydron.com ("Catalog").

      Management believes that the Company's moisturizers and skin treatments are unique and offer the following competitive benefits: they self-adjust to match the skin's optimal pH balance soon after they are applied to the skin; they become water-insoluble on the skin's surface, and unlike all other water-based cremes and lotions, are not removed by the skin's perspiration or plain water; they are oxygen-permeable, allowing the skin to breathe; they do not emulsify the skin's natural moisturizing agents, as do conventional cremes and lotions; and they attract and hold water, creating a cushion of moisture on the skin's surface that promotes penetration of other beneficial product ingredients, all while leaving no greasy after-feel.

      The Company's products are independently tested by dermatologist and, in their opinion, are considered to be safe, non-irritating and applicable to most skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner.

      Management believes that the Hydron(R) emulsion system can enhance the effectiveness of topical over-the-counter medications. The emulsion system is designed to deposit a polymer film on the skin's surface which has a number of advantages over traditional lotions: it promotes hydration of the outer layer of skin, improves penetration into the skin's pores, and has good tactility and flexibility. The Company expects to continue to focus research and development resources on proprietary technology-based products as determined by Management's assessment of consumer demand.

      The Company discovered that the Hydron emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. The pH range of the emulsion system is ideal for promoting the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier. A patent application was filed February 14, 2002 to cover this technology, which also applies to a new acne treatment system.

Professional Products

The Company has also developed and currently markets a group of Hydron polymer-based products for dental professionals under the Hydrocryl(R) brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron(R) polymer-based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl(R) brand name products were minimal in 2004, 2003, and 2002.

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

Catalog Sales - The Company's full color brochure offers personal care products for sale directly to consumers. The brochure also provides information on new products, educates consumers on proper skin care and facilitates consumer re-ordering. The Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represents approximately 69.1% of Hydron's total annual sales in 2004 and 80.5% in 2003. The Company is continuing to explore new ways to enhance Catalog sales and operations.

Private Label Contracting - Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 19.2% of Hydron's total annual sales in 2004 and 4.7% in 2003.

International - The Company sells products to an Australia-based health and beauty products distributor for retail sale in salon stores and medical offices in Australia and New Zealand. The Company also distributes dental products in Spain and, to a lesser extent, other countries. Although this category is not significant at this time, Management believes that it will expand with the introduction of the Company's super-oxygenated technology.

Retail - The  Company  has  established  minor  levels of  retail  distribution.
Initially, utilizing excess inventory, the Company has sold product on a limited, promotional basis to several retailers utilizing current packaging configurations. It is anticipated that any significant retail effort of core Hydron products would require investment in repackaging.

Licensing - Effective January 28, 2005, the Company entered into a non-exclusive licensing agreement with Clinical Results, Inc. ("CRI"), which allows for certain Hydron cosmetic skincare product technologies sold and manufactured by CRI, to be offered to third parties under private label contracts. Payment to Hydron includes royalties based on wholesale sales by CRI to its customers. The cosmetic technologies include the patented Hydron polymer and sunscreen technology, patented line smoothing technology and patent-pending emulsifier technology.

      Effective January 28, 2005 Hydron has licensed Bioceutical Research, Inc. ("BRI") the non-exclusive right to market Hydron and Hydronamins branded products to retail accounts, including drug stores, mass-merchandisers, club stores, and salon/spa accounts. BRI will pay Hydron royalties on wholesale sales while undertaking responsibility for manufacturing, marketing, and sales.

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

      The Company continues to concentrate research and development on additional Hydron(R) super-oxygenated products, as well as on other proprietary technology-based products as determined by Management's assessment of consumer demand. The Company's research and development efforts during 2004 focused on accumulating data for Food and Drug Administration (FDA) application for the Company's oxygenation application.

      Management has completed development of an acne ingredient delivery system. The technology allows for acidic ingredients to be delivered to the skin's stratum corneum at neutral pH (~6.8 to 7.0) where it then gradually adjusts to match the pH of the stratum corneum below 5.5. This delivery technique avoids the irritation and burning associated with traditional acne treatments that deliver ingredients at pH values as low as 2.0. The Company has patents pending on this technology in the US and major international markets.

      In the current acne market, medicinal treatments can often be more irritating and elicits more redness than the skin condition itself. The Company's new system significantly reduces the harshness and irritation associated with such products.

      Charles Fox, a consultant and a former member of the Company's Board of Directors from September 1997 to October 1998, leads the Company's research and development efforts. Mr. Fox was formerly director of product development for Warner Lambert Company's personal products division and was a former president of the Society of Cosmetic Chemists.
Patented Technology

      The Company strongly believes that technology and patent protection are essential to providing a sound foundation for a new product. The Company was granted a U.S. patent on its new super-oxygenation technology in November 2003. This patent covers the process of applying a liquid containing pure oxygen micro-bubbles to the surface of the skin such that the oxygen penetrates the skin and oxygenates the underlying tissue. The Company has applied for international patents in approximately 29 countries, which are in various stages of review as of December 31, 2004. The Company expects these patent applications to be approved over the next 12 months.

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

      The Company subsequently discovered that the Hydron emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. It is evident in recent skin research that the pH range of the emulsion system is essential in contributing to the skin's natural healing process and the enzyme production responsible for rebuilding the skin's lipid barrier. The Company filed a patent application related to acid based ingredient delivery, including acne ingredients, in February 2003. The application is pending.

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

      The Company is not dependent upon any sole manufacturer or supplier for any of its raw materials or ingredients.

Agreement with GP Strategies Corporation

      Under the terms of an agreement with GP Strategies Corporation ("GPS"), the Company has an exclusive worldwide license to manufacture, market or use non-prescription products that include the Hydron polymer in the consumer field, including in connection with cosmetic products and certain personal care products, and in the oral health field, including dentures. Under the GPS Agreement, GPS retains the exclusive right to manufacture, sell or distribute any prescription drug or medical device made with the Hydron polymer, other than in the oral health field. In addition, under the GPS Agreement, the Company and GPS may each manufacture, sell, and use non-prescription drug products that include the Hydron polymer as an active ingredient, that are not included in their respective exclusive fields.

      Under the GPS Agreement, GPS also licenses to the Company the trademark Hydron for use in connection with the manufacture, marketing and use of products using Hydron polymers as permitted under the GPS Agreement.

      Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron polymer products, except for sales of certain specified non-prescription drug products utilizing the Hydron polymer as an active ingredient to third parties. Where the seller receives an up-front license fee, royalty or similar payment the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. GPS has assigned its rights under the GPS Agreement to Valera Pharmaceuticals (formerly known as Hydro-Med Sciences, Inc.) (Valera). An aggregate of $29,132 was accrued and unpaid as of December 31, 2004. This amount is adequate to cover any royalties that might be payable through that date. For the years ended December 31, 2004, 2003, and 2002, the Company has accrued royalty expenses of approximately $36,331, $0, and $0, respectively. No royalty expenses were required in 2003 and 2002 as the definition of applicable products was changed creating a surplus accrual. The Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments.

Limited Liability Partnership

      In August 2004, The Company established Hydron Royalty Partners, LLLP, a limited liability limited partnership, to fund existing royalty obligations in consideration for the right to receive future royalty receipts from Valera Pharmaceuticals, Inc. Hydron Technologies, Inc., the general partner, assigned its rights in the Valera Agreement to the Partnership. The Partnership assumed the existing liability for prior period royalties ($127,984) and will annually pay the first $30,000 of any future royalties due to Valera through 2008 in return for the right to receive any future royalties that may be due from Valera on their new products. The Company, as general partner, holds 50.001% of the partnership interests, and the limited partnership interests represent in the aggregate the remaining 49.999%.

Inventory

      The Company did not have any backorder of firm booked orders as of December 31, 2004 and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders placed by Hydron's private label customers and television retailers fluctuate on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within two business days of the placement of the order.

      Most items can be produced within a 90-day period. Finished good inventory will average between 6 - 12 months of sales. Packaging components must be printed in larger quantities and the level of those types of items may exceed 12 months of sales. The inventory level of the Hydron polymer exceeds several years' supply and it is stored in two locations to ensure availability.

Government Regulation

      The Company's oxygenation process uses pure oxygen, which is a natural substance and is not controlled. However, the containers, devices used, and the handling of oxygen require the Food and Drug Administration's approval (FDA). The Company complies with the Federal Food, Drug and Cosmetic Act ("FDC Act") and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act ("FPL Act"), and the regulations thereunder. Many products and applications that are derived from Hydron's oxygenation technology will be considered medical in nature and FDA approval will be required for this area. New skin care products and most of the Company's existing products are "cosmetics" as that term is defined under the FDC Act. Some of the Company's products (i.e. its topical analgesic and products that contain a sunscreen or Triclosan) are also classified as over-the-counter drugs.

      Additional regulatory requirements for existing products include certain labeling requirements, registration of the manufacturer and semi-annual update of the drug list. Management believes that it is in compliance with these requirements and that it faces no material costs associated with such compliance.

Competition

      The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions, and line extensions also have a significant impact on the consumer buying decisions. The Company competes against a number of marketers of skin care products, many of which have substantially greater resources than the Company. Although the Company is in competition with all skin care brands, direct competition in electronic retailing and catalog sales includes Principal Secret, ProActiv, Physician's Advice, Susan Lucci, Signature Club A, Marilyn Miglin, Dr. Graff, and Serious Skin Care.

Seasonality

      The  Company's   results  of  operations   are  not  subject  to  seasonal
fluctuations.

Employees

      The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervise its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company, as of December 31, 2004, had seven full time positions.

Item 2. Properties

      The Company maintains its offices at 2201 West Sample Road, Building 9, Suite 7B, Pompano Beach, Florida 33073. The lease on this office space (3,750 square feet) expires August 31, 2005 and requires a monthly rent of approximately $5,588, including taxes and common area expenses. The Company expects to renew the lease on a short-term basis. Other properties are available at comparable monthly rental, if required.

Item 3. Legal Proceedings

      The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      A Meeting of the Shareholders of the Company was held on November 15, 2004, in Boca Raton, Florida (the "Meeting"). At the Meeting, the shareholders of the Company voted on proposals to (i) elect a Board of four directors to serve until the Company`s next meeting of shareholders and until their successors are elected and qualified; (ii) approve the Company's 2003 Stock Plan; and (iii) to ratify the appointment of DaszkalBolton LLP as the independent auditors of the Company for the year ended December 31,2004. The results of the voting appointed the following Directors:

      Richard Banakus
      Joshua Rochlin
      Karen Gray
      Ronald J. Saul

      The Shareholders also approved the adoption of the Company's 2003 Stock Plan and ratified the Audit Committee's selection of DaszkalBolton LLP as the Company's independent Certified Public Accountants for the year ended December 31, 2004.

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

                                       High          Low
                                     Closing       Closing
                                      Price         Price
                                     -------       -------
                   2004
               --------------
               Fourth Quarter         $0.45         $0.16
               Third Quarter           0.42          0.27
               Second Quarter          0.80          0.37
               First Quarter           0.82          0.57

                   2003
               -------------
               Fourth Quarter         $0.80         $0.42
               Third Quarter           0.80          0.57
               Second Quarter          0.53          0.20
               First Quarter           0.39          0.20


      As of September 16, 2004, there were approximately 4,268 shareholders of record of the Company's Common Stock. The number of shareholders of record will decline as the Company's transfer agent has notified the Company of its intent to transfer shares, held in the name of shareholders that it has not been able to locate, to the proper authorities in compliance with state law requirements relating to unclaimed property.

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

      In connection with the sales of these units, the Company agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the warrants and options included in the units. The Company prepared the necessary registration statement and received notice from the Security and Exchange Commission that it was declared effective on July 22, 2004.

      The Company has used the proceeds from the sales of these units primarily for certain R&D and other expenses relating to the development of its oxygenation technology, and general working capital requirements.

Equity Compensation Plan Information

      The following table summarizes share information about the Company's equity compensation plans, including the company's Stock Option Plan ("the Plan") and non-plan equity compensation agreements as of December 31, 2004:

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

                                            Number of Securities                                              Number of Securities
                                               to be Issued                   Weighted-Average               Remaining Available for
                                             Upon Exercise of                Exercise Price of               Future Issuance Under
                                            Outstanding Options,            Outstanding Options,            Equity Compensation
           Plan Category                    Warrants and Rights             Warrants and Rights                Plans
---------------------------------  --------------------------------- ---------------------------  -------------------------------
Equity compensation plans
approved by security holders                     1,340,500                       $ 0.39                         (1)

Equity Compensation
plans not approved
by security holders                                 25,000                       $ 0.22                         (1)

                                            ---------------
                       Total                     1,365,500                       $ 0.39
                                            ===============

(1) The 2003 Stock Plan was approved at the November 15, 2004 sharteholders' meeting. The aggregate number of shares that may be issued under the Plan can not exceed 15% of the total outstanding shares. As of December 31, 2004, the number of Securities for future issuance under the 2003 Stock Plan was 381,550 and 58,600 for all previous plans.

Equity Compensation Plans Approved by Shareholders

      The 1993 Nonemployee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 2004.

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

      The 1997 Plan also provides nonqualified stock options for nonemployee directors who serve on committees of the Board of Directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under this provision of the 1997 Plan during the year ended December 31, 2004.

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

      In August 2001, the Company agreed to increase the options granted to Board members each year. Subject to shareholders approval, the Company agreed to grant options to purchase a total of 20,000 shares of the Company's common stock to each of the five individuals comprising the Board of Director, beginning with the calendar year 2000. Each Board Member will receive options to purchase 18,000 shares of common stock at an exercise price of $.20157 for their service in 2000 and options to purchase 20,000 shares of common stock at an exercise price of $.4275 for their service in 2001, $.3155 for their services in 2002, $.2430 for their services in 2003, and $.5945 for services in 2004. On November 15, 2004, the Shareholders' approved a new 2003 Stock Plan that ratified these actions by the Board of Directors.

      On November 19, 2003, the Board approved, subject to shareholder approval, the 2003 Stock Plan (the "2003 Plan"). The shareholders approved this plan on November 15, 2004. The 2003 Plan permits the grant of nonqualified and incentive stock options, as well as restricted stock purchases. The form of the equity is left up to the discretion of the committee of the Board (or the Board, if no committee) at the time of each grant. This 2003 Plan is designed to consolidate and replace two Stock Option Plans, which have expired; the 1993 Stock Option Plan and the 1997 Non-employee Director Stock Option Plan. The purpose of the 2003 Plan is to assist the Company in attracting, retaining, and motivating key employees, officers, directors, and consultants by offering selected individuals an opportunity to acquire a proprietary interest in the success of the Company.

Equity Compensation Plans Not Approved by Shareholders

      The Company has agreements with several consultants who provide financial, business, and technical advice to the Company in connection with the research, development, marketing and promotion of its products and other matters. As part of their compensation, these consultants were granted warrants and nonqualified stock options to purchase shares of the Company's common stock at prices representing the fair market value of the shares at the date of grant.

Item 6. Selected Financial Data

                                              Years Ended December 31,
                                  2004            2003          2002            2001          2000
                               -----------    -----------    -----------    -----------    -----------
Net Sales                      $ 1,185,416    $ 1,219,710    $ 1,671,641    $ 2,132,717    $ 2,203,847
Operating (Loss)                  (874,437)      (835,294)      (905,868)      (748,243)      (946,771)
Interest (expense) - net             3,749       (101,562)         1,028          9,198         20,945
Net (Loss)                        (855,879)      (936,856)      (904,840)      (758,696)      (923,632)
Basic & Diluted Earnings
    (Loss) per Common Share          (0.09)         (0.13)         (0.17)         (0.15)         (0.19)
Total Assets                     1,120,422      1,743,087      1,468,549      2,036,182      2,800,515
Total Shareholders' Equity       393,775        1,168,500        887,606      1,382,944      2,141,640

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations

Overview

      In November 2003, the Company was granted a patent on its new oxygenation technology that provides a method for delivering oxygen into the skin and tissue at depths considered medically therapeutic. This unique technology utilizes topical applications, eliminating reliance on the blood steam. Preliminary research was conducted at the University of Massachusetts and Florida Atlantic University and the process to obtain FDA approval was initiated. Management plans to research additional medical applications once Hydron obtains FDA approval.

      The Company raised $1.1 million in December 2003 in a non-brokered private placement exempt from registration under the Securities Act to fund the initial research and initiate the lengthy FDA approval process. As research results begin to quantify the broad applications of this technology and the FDA hurdles are passed, Management anticipates that Hydron will attract key strategic partners and new investment money will become available. Management also expects that product development will accelerate in medical areas such as wound and burn treatment, and skin care applications such as scar reduction, acne, and diaper rash treatment, oral health, etc.

      In 2002 the Company virtually eliminated sales made through television retailers, having terminated the exclusive relationship with HSN in late 2001, and as revenues derived from resales by QVC to prior customers declined. Management expects that in 2005 and beyond, an increasing portion of the Company's skin care sales will be generated from direct marketing utilizing direct response mail, the Company's catalog, and web site, and licensing arrangements. Management also expects that the Company will generate an increasing portion of its revenues from sales made through private label partners and will look for other opportunities to sell the Company's products through similar arrangements. Management anticipates introducing new cosmetic products based on its oxygenation technology, which it believes will open doors for new distribution. However, the types and timing of the introduction of new cosmetic products will depend upon, the results of further clinical testing.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

      In August 2004, Hydron Technologies, Inc. (Hydron), as general partner, formed Hydron Royalty Partners, LLLP (Partners) a Limited Liability Limited Partnership for the purpose of funding existing royalty obligations and a portion of future royalty obligations in consideration of sharing future royalty income that may arise from Hydron's agreement with Valera Pharmaceuticals, Inc. (Valera). Partners has completed a non-brokered private placement of Limited Partnership Interest to ten accredited investors including Hydron's Chairman, Richard Banakus and a Hydron Director, Ronald J. Saul. Each limited partner invested $30,000 or an aggregate of $300,000 for a 49.999% interest of Partners. The establishment of the Partners allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity.

      The Company's current revenue base will not support the overhead cost of a public company and/or the research and development needed to advance its oxygenation technology through the FDA approval process. Management believes that the Company's survival and success is dependent upon one or more of the following events: its ability to merge with another company that has distribution channels and sales volume into retail markets; reduce overhead costs associated with a public company by forming a new private entity and transferring the operating assets to it and selling the public shell; sell one or more of the Company's non-operating assets; attract additional capital.

Results of Operations - 2004 versus 2003

      Total net sales for 2004 were $1,185,416, a decrease of $34,294 or 2.8% from net sales of $1,219,710 for the year ended December 31, 2003. Skin care product net sales for 2004 were $1,046,452, a decrease of $18,691 or 1.8% from sales of $1,065,143 in 2003. Professional product net sales for 2004 were $18,522, an increase of $205 or 1.1% from sales of $18,317 in 2003. Freight revenues for 2004 were $118,617, a decrease of $11,207 or 8.6% from freight revenues of $129,824 in 2003.

      Skin care product sales consist primarily of catalog sales and private label sales. During 2004, direct marketing catalog sales decreased by $163,205 or 16.6% from $982,240 in 2003 to $819,035 in 2004. Private label sales in 2004 were $227,416, an increase of $170,360 or 298.6% from private label sales of $57,056 in 2003. These sales tend to fluctuate from year to year as purchase orders cover more than one year's supply and every product in the line is not purchased every year. Skin care product sales to retail stores were less than 1% of sales in 2004 and 2003.

      Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. As noted above, net sales of dental products for 2004 were $18,522, an increase of $205 or 1.1% from sales of $18,317 in 2003.

      Over 98% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. These sales are not material at this time and represented 1.1% and 1.2% of total sales for 2004 and 2003, respectively.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

      Cost of sales was $525,317 for 2004, a decrease of $59,869 or 10.2% from cost of sales of $585,186 for 2003. Cost of sales was 44.3% of total sales in 2004 compared to 48.0% in 2003. The decrease in the cost of sales percentage reflects tighter control of inventory levels and favorable inventory valuation adjustment. Cost of sales for private label sales was in direct proportion to the sales level. The Company monitors its inventory levels closely and writes-down any inventory in excess of a one-year supply. Cost of sales include charges of $59,412 in 2004 to adjust inventories to a one-year supply valued at the lower of cost or realizable value on a FIFO basis. Similar charges for 2003 were $156,762. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment.

      The Company's overall gross profit margin increased slightly to 55.7% of net sales for 2004 versus 52.0% for 2003. This reflects the costs discussed above, less the relative mix of higher margin catalog sales versus lower margin private label sales.

      Royalty expenses in 2004 were $36,331 and $0 in 2003. No accrued royalty expenses were required in 2003 as the definition of applicable products was changed creating a surplus accrual. An aggregate of $29,132 was accrued and unpaid as of December 31, 2004. This amount is adequate to cover any royalties that might be payable through December 2004.

      Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, conduct consumer panel studies and focus groups, and the costs associated with obtaining FDA product approval. R&D expenses in 2004 were $279,965, an increase of $181,397, or 184.0% from R&D expenses of $98,568 in 2003. This increase is due principally to the Company's efforts in preparing the support data on its FDA oxygenation application. The amount of R&D expenses per year varies, depending on the nature of the development work, as well as the number and type of products under development at such time.

      Selling, general and administrative ("SG&A") expenses in 2004 were $1,184,323, representing an increase of $6,112 or 0.5% from SG&A expenses of $1,178,211 in 2003. Advertising and promotional expenses in 2004 were $61,631, an increase of $9,627 or 18.5% from advertising and promotional expenses of $52,004 in 2003. Sales commissions in 2004 were $11,290, an increase of $9,476 or 522.4% from sales commissions of $1,814 in 2003. The increased sales commissions reflect the increase in private label sales and commission on existing in-house orders that were paid when a broker/commission arrangement was terminated. Professional expenses (legal and audit) were $123,451 in 2004, an increase of $18,195 or 17.3% from the $105,256 incurred in 2003. The increase in professional fees was costs associated with the registration statement filed in July and the proxy statement for the shareholders meeting held November 15, 2004. Payroll expense was $441,809 in 2004, a decrease of $2,384 or 0.5% from $444,193 in 2003. All other expenses were $546,142 for 2004, and decreased $28,802 or 5.0% from $574,944 in 2003.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

      Depreciation and amortization expense was $33,917 for 2004, a decrease of $159,122 or 82.4% from $193,039 in 2003. The decrease was primarily due to intangible assets becoming fully amortized by mid-2003. Fully amortized intangible assets of $5,370,000 were written off in 2003.

      Net interest income was $3,749 in 2004 compared to net interest expense of $101,562 in 2003. Interest expense for 2003 included $102,500 that represented the fair value of stock options granted under an interest-free bridge loan obtained from two Company Directors. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

      Minority interest in net loss in 2004 was $14,809 compare to $0 in 2003. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004 (see Limited Liability Partnership, Item 1. Business).

      The Company had a net loss of $855,879, representing a decrease of $80,977 or 8.6% from the net loss of $936,856 for 2003, primarily as a result of the factors discussed above.

Results of Operations - 2003 versus 2002

      Total net sales for 2003 were $1,219,710, a decrease of $451,931 or 27.0% from net sales of $1,671,641 for the year ended December 31, 2002. Skin care products net sales for 2003 were $1,071,819, a decrease of $426,565 or 28.5% from sales of $1,498,384 in 2002. Professional product net sales for 2003 were $18,067, a decrease of $12,041 or 40.0% from sales of $30,108 in 2002. Freight revenues for 2003 were $129,823, a decrease of $13,325 of 9.3% from freight revenues of $143,149 in 2002.

      Skin care product sales consist primarily of catalog sales and private label sales. During 2003, direct marketing catalog sales decreased by $164,499 or 14.3% from $1,146,989 in 2002 to $982,490 in 2003. The Company did not
promote to historical customer lists from QVC and HSN as it did in 2002. These activities were part of the termination agreements that expired in 2002. As a result, the promotional costs as well as the sales dollars were below those seen in 2002. Private label sales in 2003 were $57,056, a decrease of $74,152 or 56.5% from such sales of $131,208 in 2002. These sales tend to fluctuate from year to year as purchase orders cover more than one year's supply, and each product in the line is not purchased every year. In addition, new product introductions are not necessarily made by the private label customers every year. A new product was introduced in 2002, but not in 2003. Skin cares sales to retail stores were less than 1% of sales in 2003. Retail store sales decreased $194,584 or 96.8% from $201,010 in 2002 to $6,426 in 2003, reflecting minimal follow-up orders by retail stores after heavily discounted introductory offers in 2002.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

      Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. As noted above, net sales of dental products for 2003 were $18,067, a decrease of $12,041 or 40.0% from sales of $30,108 in 2002. In 2002 our customers increased their backroom stock after the Company experienced delays in filling orders when one of the required components was discontinued. Sales in 2003 reflect a more normal buying pattern for our existing customers.

      Over 98% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. These sales are not material at this time and represented 1.2% and 1.7% of total sales for 2003 and 2002, respectively.

      Cost of sales was $585,186 for 2003, a decrease of $178,172 or 23.3% from cost of sales of $763,358 for 2002. Cost of sales was 48.0% of total sales in 2003 compared to 45.7% in 2002. The increase in the cost of sales percentage reflects the cost ($8,475) incurred to replace private label products that had not sealed properly and slightly higher inventory valuation adjustments, offset by the fact that high margin catalog sales represented a larger portion of total sales in 2003 (80.5%) than they did in 2002 (68.5%). Cost of sales for private label sales was in direct proportion to the sales level after taking into account the charge for the replacement products. The Company monitors its inventory levels closely and writes-down any inventory in excess of a one-year supply. Cost of sales include charges of $156,762 in 2003 to adjust inventories to a one-year supply valued at the lower of cost or realizable value on a FIFO basis. Similar charges for 2002 were $128,893. Cost increases are not material to catalog sales, and the private label contracts provide for a pass through of any cost increases incurred in that segment.

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

      Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses in 2003 were $98,568, an increase of $30,311, or 44.4% from R&D expenses of $68,257 in 2002. This increase is due principally to the Company's R&D work on its new oxygenation technology. The amount of R&D expenses per year varies, depending on the nature of the development work, as well as the number and type of products under development at such time.

      Selling, general and administrative ("SG&A") expenses in 2003 were $1,178,211, representing a decrease of $251,959 or 17.6% from SG&A expenses of $1,430,170 in 2002. Sales commissions for 2003 were $1,816, a decrease of $55,385 or 96.8% from $57,201 in 2002. Sales commissions were primarily related

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

to retails sale introductions in 2002 and decreased in line with the lower retail sales in 2003. Legal expenses were $63,504 in 2003, a decrease of $65,983 or 51.0% from the $129,487 incurred in 2002. The legal costs for 2002 included the one-time cost associated with the Life International Products, Inc. licensing agreement for machine technology that creates micro-bubbles in liquids and legal costs associated with the Company's new oxygenation technology.
Payroll expense was $444,193 in 2003, a decrease of $45,647 of 9.3% from $489,840 in 2002. This decrease was primarily due to the elimination of a managerial position in order to control operating costs. Warehousing expense was $37,210 in 2003, a decrease of $27,857 or 42.8% from the $65,067 incurred in 2002. This decrease reflects Management's efforts to reduce inventory levels and streamline the product line. Promotion expense in 2003 was $52,129, a decrease of $25,205 or 32.6% from $77,334 in 2002. This decrease was principally the elimination of direct marketing activities to historical QVC and HSN customers. Postage expense was $74,977 in 2003, a decrease of $14,973 of 16.6% from $89,950 in 2002. This decrease was principally the postage cost associated with the marketing activities to QVC and HSN customers. All other expenses were $504,382 for 2003 and decreased $16,909 of 3.2% from $521,291 in 2002.

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

      The Company had a net loss of $936,856, representing an increase of $32,016 or 3.5% from the net loss of $904,840 for 2002, a result primarily of the factors discussed above.

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

      Skin care product sales consist of catalog sales, television retail, and private label sales. During 2002, direct marketing catalog sales decreased slightly by $31,263 or 2.6% from $1,178,252 in 2001 to $1,146,989. The reduction in catalog sales resulted primarily from an increase in sales made with promotional discounts. Television retail sales in 2002 were $19,177, a decrease

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

of $328,454 or 94.5% from $347,631 in 2001. The decrease reflects the termination of the HSN agreement in late 2001, as well as declining revenues received from repeat sales by QVC to prior purchasers of the Company's products. Sales to television retailers represented 1.1% of the Company's sales in 2002, down from 16.3% in 2001. Private label sales were $131,208 in 2002, a reduction of $271,349 or 67.4% from sales of $402,557 in 2001, primarily the result of pipeline fill shipped to the customer in the second half of 2001.

      Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. Dental product sales in 2002 were $30,108, an increase of $10,922 or 56.9% from $19,186 in 2001. This increase resulted when customers increased their backroom stock after the Company experienced delays in filling orders in 2002, when one of its required components was discontinued. It took several months for the Company to certify a new manufacturer and qualify the component for insertion in its dental product.

      Over 97% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. In 2001, the Company also sold skin products to a pilot distributor in Taiwan, but that business was not continued in 2002. International sales are not material at this time and represented 1.7% and 2.5% of total sales for 2002 and 2001, respectively.

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

      The Company had a net loss for 2002 of $904,840, representing an increase of $146,144 or 19.3% from the net loss of $758,696 for 2001, a result primarily of the factors discussed above.

Liquidity and Capital Resources

      The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next three months and maybe longer based on management decisions and order flow. Beyond that point, it will be necessary to consummate a merger, sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis. The Company's working capital was approximately $457,023 at December 31, 2004, including cash and cash equivalents of approximately $339,679. Cash used by operating activities during the twelve months ended December 31, 2004 was $901,006 and $42,141 was invested in equipment and patents. This was offset by proceeds from financing activities of $318,103

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

      The Company does not have any material debt, long-term capital leases or long-term operating leases. The lease on the current office facility expires August 31, 2005 and the Company expects to renew the lease on a short-term basis. The only capital lease expires February 4, 2005 with total remaining payments after December 31, 2004 of $770. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with GP Strategies Corporation (See Note 5 to Financial Statements). The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

      The Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), on December 10, 2002 to several accredited investors. Each Unit is comprised of one share of common stock and one three-year option to buy one additional common share at $.20. As of December 31, 2004 all 1,750,000 options are outstanding.

      On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional common share at $1.00. As of December 31, 2004, all 2,210,000 warrants are outstanding.

      The Company registered these outstanding shares and the 4,481,500 underlying shares of outstanding warrants/options with the Securities and Exchange Commission effective July 22, 2004. The warrants/options are a future source of capital for the Company and could generate up to $2,560,000 if they are exercised.

      The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis. The ability of the Company to continue as a going concern is dependent upon increasing sales, managing operating expenses and obtaining additional equity financing.

      Management's plan includes implementing one or more of the following elements:

      o Conducting merger negotiations with third parties that have distribution networks in place. The synergies, combined sales, and reduced overhead would create a solid operational foundation with a solid financial position.

      o Forming a new private entity and transferring the operating assets to it and selling the public shell to one of the interested parties.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

      o     Selling one or more of the non-operating assets.

      o Obtaining an infusion of capital that will sustain the Company's operation until the newly established licensing arrangements can produce positive cash flow.

      o     Continuing to reduce overhead and operating cost.

      There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No estimate has been made to the financial statements to account for the possibility that the plan may be unsuccessful.

Change in Accounting Principle and New Accounting Pronouncements

      In  December  2002,  the  FASB  issued  SFAS  No.  148,   "Accounting  for
Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented in Note 1 and Note 9 to the accompanying financial statements, and the interim reporting requirements were adopted in the first interim period in 2003. Management has not determined whether the Company will undertake a change to the fair value method in the near future. As our supplemental disclosure in Note 1 and Note 9 indicates, our adoption of the fair value provisions of SFAS No. 123 would not have a negative effect on our Income Statements.

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

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

      In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 did not have a material impact on the Company's financial position, results of operations or cash flows.

      In July 2004, the Emerging Issues Task Force ("EITF") published its consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF Issue No. 03-1 addresses the meaning of other than temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and accounted for under the equity method. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue No. 03-1-1, which delays the effect date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

      Shipping and handling billings and costs have been reclassified in the 2002 financial statements to conform to the 2004 and 2003 financial statement presentation and the provisions of Emerging Issues Task Force No. 00 -10, "Accounting for Shipping and Handling Fees and Costs". These reclassifications have no effect on reported net income. In 2002, the Company reclassified $143,149 of shipping fees to net sales and $174,911 to cost of sales. Selling, general and administrative expenses were reduced accordingly.

      The effect of inflation has not been significant upon either the operations or financial condition of the Company.

Cautionary Statement Regarding Forward Looking Statements

      The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future, including, without limitation, it's plans regarding distribution and marketing of its products and the development, acquisition and marketing of new products. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward-looking statements.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations (continued)

Application of Critical Accounting Estimates

      The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, and contingencies and litigation. Management bases these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting estimates are significant in preparation of our financial statements.

Allowance for Sales Returns

      The Company records product sales when persuasive evidence of an arrangement exists, shipment has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Catalog sales are sold on a cash basis with a 30-day guarantee. Returns have been less than $10,000 annually for the last five years. A provision is made at the time sales are recognized for the estimated cost of product warranties. Private label sales are sold on account and are collected in 30 to 45 days. If there is a production or packaging problem, the Company would correct the problem and replace the product sold. To minimize that possibility, the Company inspects all production batches before they are packaged to insure quality, efficacy, and consistency.

Inventory Valuation

      Shifting sales from one item in our product line to another or minimum production requirements may create a situation where inventory levels of specific items may exceed the annual sales of that item. This can create inventory levels in excess of net realizable value. Management regularly reviews inventory quantities on hand and, where necessary, records provisions for excess and obsolete inventory based on either estimated forecast of product demand or historical usage of the product. If sales do not materialize as planned or decline below historic levels, management increases the reserve for excess (quantities in excess of one year's sales) and obsolete inventory. This would reduce earnings and cash flows.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      The Company does not have any exposure to market risk as it does not engage in any activities with derivative financial instruments, other financial instruments, or derivative commodity instruments, other than the temporary investment of available cash in U.S. Treasury instruments, cash, and cash equivalent instruments having a similar risk profile.

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

Listed below are the directors and executive officers of the Company as of December 31, 2004:

      Name                    Position
      ----                    --------
      Richard Banakus         Director, Chairman and Interim President
      Karen Gray              Director
      Joshua Rochlin          Director
      Ronald J. Saul          Director
      Terrence S. McGrath     Chief Operating Officer
      William A. Lauby        Chief Financial Officer

Business Experience

      Richard Banakus, age 58, has served as a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

      Joshua Rochlin, age 38, has served as director of the Company since January 2000. Mr. Rochlin joined Marc Ecko Enterprises, a producer of fashion based streetwear and accessories, in June 2004 as the Vice President, Strategy and Special Projects. He was Senior Vice President of Business Development at GoAmerica, a wireless Internet service provider, from 1999 to 2004. Prior to joining GoAmerica, Mr. Rochlin was the founder and Chief Executive Officer of MyCalendar.com, LLC from December 1998 to December 1999. He previously served as an associate for the law firm of Rubin Baum Levin Constant & Friedman in New York City from February 1995 to December 1998.

      Karen Gray, age 46, has served as a director of the Company since December 1997 and was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

      Ronald J. Saul, age 57, has served as a director of the company since January 2003. From September 1992 to the present Mr. Saul has been a financial consultant. From October 1985 through August 1992 Mr. Saul was the Treasurer and Vice President of National Intergroup, a multi company holding company. From November 1970 to

September 1985, Mr. Saul held various accounting and financial positions with National Intergroup Inc. and its successor company National Steel Corporation.

      Terrence S. McGrath, age 47, has served as Chief Operating Officer of the Company since January 2000. Mr. McGrath has more than 20 years' marketing, brand management and sales experience in a diverse range of consumer goods and cosmetic categories including Procter & Gamble Toiletries Division, Noxell, makers of Cover Girl and Noxzema products where he specialized in new category product development; The Isaly Klondike Company where he served as Vice President Marketing for Klondike Ice Cream; and Pioneer Products, where he served as Vice President Marketing and Sales for Betty Crocker licensed products.

      William A. Lauby, age 61, has served as Chief Financial Officer of the Company since March 2000. Mr. Lauby has over 20 years' experience in companies that manufacture and market consumer products, including The Seven-Up Company and Isaly Klondike Company. He held the position of Chief Financial Officer for these companies as well as for a pension and welfare organization. He is a CPA, obtaining his experience with Ernst & Young.

Director and Officer Resignations

      Mr. Joshua Rochlin has resigned from the Board of Directors of Hydron Technologies, Inc. effective March 31, 2005 due to his increased commitments at Marc Ecko Enterprises. In addition, William A. Lauby has resigned his position as Chief Financial Officer effective march 30, 2005 in order to pursue other career possibilities and to be closer to his family. The Principal Accounting Officer position will be contracted for the short term until the operational alternatives are solidified.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

      The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the year ended December 31, 2004; all filing requirements applicable to Reporting Persons were complied with.

Item 11. Executive Compensation

      The following table sets forth information for the years ended December 31, 2004, 2003 and 2002 with respect to all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. None of the Company's other executive officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 2004.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                           Long-Term Compensation
                                    ---------------------------------    ----------------------------------------------
                                                                                   Awards                  Payouts
                                                                         ----------------------------------------------
                                                                                         Securities
   Name and Principal                                    Other Annual   Restricted       Under- Lying        LTIP        All Other
        Position             Year      Salary    Bonus   Compensation   Stock Award(s)   Options/ SARs       Payouts    Compensation
------------------------------------------------------------------------------------------------------------------------------------
Richard Banakus, Chairman     2004     $ 10,530    --          --             --            198,500            --             --
                           ---------------------------------------------------------------------------------------------------------
                              2003     $ 10,530    --          --             --                --             --             --
                           ---------------------------------------------------------------------------------------------------------
                              2002     $  6,000    --          --             --                --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Terrence S. McGrath, COO      2004     $125,000    --          --             --            425,000            --             --
                           ---------------------------------------------------------------------------------------------------------
                              2003     $125,000    --          --             --                --             --             --
                           ---------------------------------------------------------------------------------------------------------
                              2002     $125,000    --          --             --                --             --             --
------------------------------------------------------------------------------------------------------------------------------------
William A. Lauby, CFO         2004     $110,000    --          --             --            225,000            --             --
                           ---------------------------------------------------------------------------------------------------------
                              2003     $110,000    --          --             --                --             --             --
                           ---------------------------------------------------------------------------------------------------------
                              2002     $110,000    --          --             --                --             --             --
------------------------------------------------------------------------------------------------------------------------------------

      During 2004, the members of the Board were granted options to purchase 20,000 shares of the Company's common stock for participation on the Company's Board of Directors and an additional 5,000 shares if they were on a Board of Directors committee.

      The Board of Directors had approved in prior years the issuance of 178,500 options to Chairman, Richard Banakus, 425,000 options to COO, Terrence S. McGrath and 225,000 options to CFO, William A. Lauby, subject to the approval of the 2003 Stock Plan. The shareholders at the November 15, 2004 meeting approved the 2003 Stock Plan. Therefore theses options are reflected as being issued in 2004.

      The following table sets forth certain information relating to option exercises effected during the year ended December 31, 2004, and the value of options held as of such date by the Company's Chief Executive Officer and all other persons who were executive officers of the Company and its subsidiaries for the year ended December 31, 2004. The Company does not have any outstanding stock appreciation rights.

Aggregate Option Exercises for the Year Ended December 31, 2004 and Year End Option Values

Item 11. Executive Compensation (continued)

                                                                Number of
                                                          securities underlying      Value(1) of unexercised
                                                           unexercised options        In-the-money options
                                                           at December 31, 2004       at December 31, 2004
Name                  Shares Acquired     Value ($)            Exercisable/              Exercisable/
                        On Exercise      Realized(2)          Unexercisable              Unexercisable
Richard Banakus           -0-              -0-                    1,875,500(3)               $0/-0-
Terence S. McGrath        -0-              -0-                    425,000                  $36,000/-0-
William A. Lauby          -0-              -0-                    225,000                    $0/-0-

Employment Agreement

      There were no employment contracts in 2004, 2003, and 2002.

Compensation of Directors

      Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus, Chairman of the Board, because of his status as Interim President. The Company does not have a written employment agreement with Mr. Banakus.

      Nonemployee directors and Mr. Banakus receive an annual fee of $5,000, accrued quarterly. During 2004, each of Messrs. Richard Banakus, Karen Gray, Joshua Rochlin, and Ronald J. Saul earned $5,000 for their service as a director. As of December 31, 2004, unpaid directors' fees total approximately $81,000.

----------
(1) Total value of unexercised options is based upon the closing price ($0.18) of Common Stock as reported by NASDAQ on December 30, 2004.

(2) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise and the exercise price of the options.

(3) Includes 1,250,000 unexercised options purchased in the Company's private placement completed December 10, 2002; 200,000 unexercised warrants purchased in the Company's Private Placement completed November 13, 2003; and 125,000 options received in a bridge loan agreement with the Company dated August 4, 2003; and 300,500 options received through the Company's Stock Option Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information as of December 31, 2004 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 2004, and (iv) the share ownership of the Company of all directors and executive officers of the Company, as a group (six persons).

Name and Address of       Amount and Nature of         Approximate
Beneficial Owner          Beneficial Ownership      Percent of Class

Richard Banakus               3,680,740(4)                32.8%
2201 W. Sample Road
Bldg. 9, Ste. 7B
Pompano Beach, FL 33073

Karen Gray                      141,000(5)                 1.5%
2201 W. Sample Road
Bldg. 9, Ste. 7B
Pompano Beach, FL 33073

Joshua Rochlin                  140,000(6)                 1.5%
2201 W. Sample Road
Bldg. 9, Ste. 7B
Pompano Beach, FL 33073

Ronald J. Saul                1,329,740(7)                13.4%
2201 W. Sample Road
Bldg. 9, Ste. 7B
Pompano Beach, FL 33073

----------
(4) Consists of 1,767,740 shares held directly and 1,913,000 shares issuable upon exercise of options and warrants.

(5) Consists of 3,000 shares held directly and 138,000 shares issuable upon exercise of options.

(6) Consists of 140,000 shares issuable upon exercise of options.

(7) Consists of 704,740 shares held directly and 625,000 shares issuable upon exercise of options and warrants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Name and Address of       Amount and Nature of         Approximate
Beneficial Owner          Beneficial Ownership      Percent of Class

Terrence S. McGrath            425,000(8)                  4.4%
2201 W. Sample Road
Bldg. 9, Ste. 7B
Pompano Beach, FL 33073

William A. Lauby               226,000(9)                  2.4%
2201 W. Sample Road
Bldg. 9, Ste. 7B
Pompano Beach, FL 33073

All directors and
executive officers
as a group (6 persons)        5,942,480(10)               46.5%

Item 13. Certain Relationships and Related Transactions

No applicable transactions.

----------
(8) Consists of 425,000 shares issuable upon exercise of options.

(9) Consists of 1,000 shares held directly and 225,000 shares issuable upon exercise of options.


(10) Consists of 2,476,480 shares held directly and 3,466,000 shares issuable upon exercise of options.

                                     PART IV

Item 14. Principle Accountant Fees and Services

      The following table sets forth the aggregate fees billed by the Company's principal accountant, DaszkalBolton LLP.

                                                    2004         2003
                                                  ---------    ---------
      Audit fees                                  $  29,568    $  40,199
      Audit-related fees                              1,150           --
      Tax fees (Tax compliance and planning)          7,500        7,000
      All ther fees                                      --           --
                                                  ---------    ---------
                                                  $  38,218    $  47,199
                                                  =========    =========

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

Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K

(a)(1) Financial Statements
The  following  financial  statements  required by Item 8 follow Item 14 of this
Report:

                                                                        Page

Reports of Independent Certified Public Accountants                     41

Financial Statements:
      Balance Sheets
      December 31, 2004 and 2003                                        42

      Statements of Operations
      Years ended December 31, 2004, 2003, and 2002                     43

      Statements of Changes in Shareholders'
      Equity for the Years ended December 31, 2004, 2003, and 2002      44

      Statements of Cash Flow
      Years ended December 31, 2004, 2003, and 2002                     45

      Notes to Financial Statements                                     46 - 59

Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K (continued)

(a)(2) All financial schedules are omitted as the required information is not present, is not in significant amounts sufficient to require submission of the schedules or because the information required is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

3.1 Restated Certificate of Incorporation of Dento-Med Industries, Inc. ("Dento-Med"), as filed with the Secretary of State of New York on March 4, 1981.(11v

3.2 Certificate of Amendment of the Certificate of Incorporation of Dento-Med as filed with the Secretary of State of New York on September 7, 1984.(12)

3.3   By-laws of the Company, as amended March 17, 1988.(13

3.4 Certificate of Change of Dento-Med as filed with the Secretary of State of New York on July 14, 1988.(12)

3.5 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988.(14)

3.6 Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(15)

3.7 Certificate of Amendment of the Restated Certificate of Incorporation of Hydron Technologies, Inc., as filed with the Secretary of State of New York on April 10, 2002.(12)

4.1   Non-Qualified Stock Option Plan.(16)

4.2 Registration Rights Agreement dated July 11, 2002, by and between Hydron Technologies, Inc. and Life International Products, Inc.(12

4.3 Warrant Agreement dated November 14, 2003 between Hydron Technologies, Inc. and the parties named therein.(12)

10.1  Subscription   Agreement   dated   November   22,  2002   between   Hydron
      Technologies, Inc. and the subscribers named therein.12

10.2  Subscription   Agreement   dated   September   31,  2003  between   Hydron
      Technologies, Inc. and the subscribers named therein.(12)

----------

(11) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1985.

(12) Incorporated by reference to the Company's report on Form S-3 filed February 11, 2004.

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

Item 15. Exhibits, Financial Statement Schedules and reports on Form 8-K (continued)

10.3 Agreement dated July 11, 2002 between Hydron Technologies, Inc. and Life International Products, Inc.(12)

10.4  1997 Nonemployee Director Stock Option Plan.(17)

10.5 Bridge Loan Term Sheet for Interim Loans Between Hydron Technologies, Inc and Members of the Board of Directors.(12)

10.6  2003 Stock Plan(18)

      herewith).

(b) Reports on Form 8-K
      -Current Report on Form 8-K, dated  September 30, 2004 reporting item 8.01
            Other Events; formed a Limited Liability Limited Partnership

----------
(17)  Incorporated by reference to the Company's  Definitive  Proxy Statement on
Schedule 14A for the year ended December 31, 1996.

(18) Incorporated by reference to the Company's Definitive Proxy Statement for the year ended December 31, 2003.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hydron Technologies, Inc.

      We have audited the accompanying balance sheets of Hydron Technologies, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydron Technologies, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced losses from operations in 2004, 2003 and 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented direct marketing techniques to increase the more profitable catalog sales, add new customers, and take advantage of new channels of distribution (see Note 13 to Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/: DaszkalBolton LLP
----------------------
Boca Raton, Florida
March 23, 2005

                            HYDRON TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets

                                                                              December 31,
                                                                          2004            2003
                                                                      ------------    ------------
                                               ASSETS
Current Assets
Cash and cash equivalents                                             $    339,679    $    964,723
Trade accounts receivable                                                    9,614          10,191
Inventories                                                                481,996         520,032
Prepaid expenses and other current assets                                   67,190          34,422
                                                                      ------------    ------------
Total current assets                                                       898,479       1,529,368

Property and equipment, less accumulated
depreciation of $209,329 and $204,361 at
2004 and 2003, respectively                                                 12,673          17,641
Deposits                                                                    19,587          19,587
Deferred product costs, less accumulated
amortization of $162,135 and $133,186 at
2004 and 2003, respectively                                                189,683         176,491

                                                                      ------------    ------------
Total Assets                                                          $  1,120,422    $  1,743,087
                                                                      ============    ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                      $     90,440    $     42,229
Loans payable                                                                  751           4,803
Royalties payable                                                           29,132         127,437
Deferred revenues                                                           91,180         165,164
Accrued liabilities                                                        229,953         234,954
                                                                      ------------    ------------
Total current liabilities                                                  441,456         574,587

Commitments and contingencies                                                   --              --
Minority interest in consolidated partnership                              285,191              --

Shareholders' equity
Preferred stock - $.01 par value
5,000,000 shares authorized; no shares issued
or outstanding                                                                  --              --
Common stock - $.01 par value
30,000,000 shares authorized; 9,320,336 shares issued and 9,310,336 shares outstanding at 2004; 9,320,336 shares issued and 9,260,136 shares
outstanding at 2003                                                         93,203          93,203
Additional paid-in capital                                              20,736,049      21,086,237
Accumulated deficit                                                    (20,427,661)    (19,571,782)
Treasury stock, at cost; 10,000 at 2004
and 60,200 shares at 2003                                                   (7,816)       (439,158)
                                                                      ------------    ------------
Total Shareholders' equity                                                 393,775       1,168,500

                                                                      ------------    ------------
Total liabilities and shareholders equity                             $  1,120,422    $  1,743,087
                                                                      ============    ============

      See accompanying notes to condensed consolidated financial statements

                            HYDRON TECHNOLOGIES, INC.
                 Condensed Consolidated Statement of Operations

                                                            Year ended December 31,
                                                       2004           2003           2002
                                                   -----------    -----------    -----------
Net Sales                                          $ 1,185,416    $ 1,219,710    $ 1,671,641
Cost of sales                                          525,317        585,186        763,358
                                                   -----------    -----------    -----------
Gross profits                                          660,099        634,524        908,283

Expenses
Royalty expense                                         36,331             --             --
Research and development                               279,965         98,568         68,257
Selling, general & administration                    1,184,323      1,178,211      1,430,170
Depreciation & amortization                             33,917        193,039        315,724
                                                   -----------    -----------    -----------
Total expenses                                       1,534,536      1,469,818      1,814,151

                                                   -----------    -----------    -----------
Operating loss                                        (874,437)      (835,294)      (905,868)

Interest income (Loss) - net of interest expense         3,749       (101,562)         1,028
                                                   -----------    -----------    -----------
Loss before income taxes                              (870,688)      (936,856)      (904,840)

Minority interest in net loss                           14,809             --             --
Income taxes expense                                        --             --             --
                                                   -----------    -----------    -----------
Net loss                                           $  (855,879)   $  (936,856)   $  (904,840)
                                                   ===========    ===========    ===========

Basic and diluted loss per share
Net loss per common share                          $     (0.09)   $     (0.13)   $     (0.17)
                                                   ===========    ===========    ===========

Weighted average shares
outstanding (basic and diluted)                      9,272,789      7,340,766      5,201,369
                                                   ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                            HYDRON TECHNOLOGIES, INC.

            Condensed Consolidated Statement of Shareholders' Equity


                                     Common Stock        Preferred Stock   Additional                      Treasury
                              --------------------------  --------------     Paid-in     Accumulated       Stock          Total
                                 Shares        Amount     Shares  Amount     Capital        Deficit      (at cost)        Equity
                              ------------  ------------  ------  ------  ------------   ------------   ------------   ------------
Balance at December 31, 2001     5,035,336  $     50,353    --     $  --  $ 19,501,837   $(17,730,086)  $   (439,158)  $  1,382,946

Issuance of Common shares
for license agreement              325,000         3,250    --        --        52,000             --             --         55,250
Private placement of
common shares                    1,750,000        17,500    --        --       332,500             --             --        350,000
Compensation expense from
stock option awards                     --            --    --        --         4,250             --             --          4,250
Net loss                                --            --    --        --            --       (904,840)            --       (904,840)
                              ------------  ------------  ------  ------  ------------   ------------   ------------   ------------
Balance at December 31, 2002     7,110,336        71,103    --        --    19,890,587    (18,634,926)      (439,158)       887,606

Private placement of
common shares                    2,210,000        22,100    --        --     1,082,900             --             --      1,105,000
Compensation expense from
stock option awards                     --            --    --        --       112,750             --             --        112,750
Net loss                                --            --    --        --            --       (936,856)            --       (936,856)
                              ------------  ------------  ------  ------  ------------   ------------   ------------   ------------
Balance at December 31, 2003     9,320,336        93,203    --        --    21,086,237    (19,571,782)      (439,158)     1,168,500

Sale of Treasury Stock                  --            --    --        --      (409,188)            --        431,342         22,154
Compensation expense from
stock option awards                     --            --    --        --        59,000             --             --         59,000
Net loss                                --            --    --        --            --       (855,879)            --       (855,879)
                              ------------  ------------  ------  ------  ------------   ------------   ------------   ------------
Balance at December 31, 2004     9,320,336  $     93,203    --     $  --  $ 20,736,049   $(20,427,661)  $     (7,816)  $    393,775
                              ============  ============  ======  ======  ============   ============   ============   ============

      See accompanying notes to condensed consolidated financial statements

                            HYDRON TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Cash Flow

                                                                        Year ended December 31,
Operating Activities                                                 2004          2003         2002
                                                                 -----------   -----------   -----------
      Net Loss                                                   $  (855,879)  $  (936,856)  $  (904,840)
      Adjustments to reconcile net loss to
      net cash used by operating activities
      Minority Interest                                              (14,809)           --            --
      Depreciation and amortization                                   33,917       193,039       315,724
      Compensation expense from stock option awards                   59,000        11,188         4,250
      Interest expense from stock option awards                           --       101,562            --

      Change in operating assets and liabilities
      Trade accounts receivables                                         577        29,809        21,444
      Inventories                                                     38,036       222,497       421,768
      Prepaid expenses and other current assets                      (32,768)        5,585         3,443
      Deposits                                                            --         1,229         7,386
      Accounts payable                                                48,211       (91,754)       17,424
      Royalties payable                                              (98,305)           --            --
      Deferred revenues                                              (73,984)       68,774       (52,256)
      Accrued liabilities                                             (5,002)       11,821       (37,460)
                                                                 -----------   -----------   -----------
      Net cash used by operating activities                         (901,006)     (383,106)     (203,117)

Investing activities
      Capital Expenditures, net                                           --       (15,308)           --
      Deferred product costs                                         (42,141)      (37,802)      (22,814)
                                                                 -----------   -----------   -----------
      Net cash used by investing activities                          (42,141)      (53,110)      (22,814)

Financing activities
      Proceeds from bridge loan                                           --       250,000            --
      Repayment of bridge loan                                            --      (250,000)           --
      Proceeds from private placement of 2,210,000 shares
      of Common Stock                                                     --     1,105,000       350,000
      Net cash provided from new loans payable                        (4,051)        4,803            --
      Proceeds from sale of Treasury Stock                            22,154            --            --
      Increase in minority interest of consolidated partnership      300,000            --            --
                                                                 -----------   -----------   -----------
      Net cash provided by financing activities                      318,103     1,109,803       350,000

                                                                 -----------   -----------   -----------
      Net increase (decrease) in cash and cash equivalents          (625,044)      673,587       124,069

      Cash and cash equivalents at beginning of period               964,723       291,136       167,067

                                                                 -----------   -----------   -----------
      Cash and cash equivalents at end of period                 $   339,679   $   964,723   $   291,136
                                                                 ===========   ===========   ===========

      Noncash investing and financing activities
      Market value of stock issued for license agreement         $        --   $        --   $    55,250

      See accompanying notes to condensed consolidated financial statements

                            Hydron Technologies, Inc.

                          Notes to Financial Statements

                    December 31, 2004, 2003, and 2002

1. Description of Business and Summary of Significant Accounting Policies

Organization of Business

      Hydron(R) Technologies, Inc. (the "Company") sells consumer and professional products, primarily in the personal care/cosmetics field. The Company holds the exclusive license with GP Strategies Corporation (formerly National Patent Development Corporation) ("GPS") to a Hydron(R) polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which the Company intends to use to develop proprietary products or license to third parties. The Company owns U.S. and international patents on a method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products.

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

      Over 98% of the Company's products are sold in the United States directly to the consumer through Catalog sales and the internet, and to private label customers. Less than 2% of the Company's products are sold internationally through salons and doctors' offices.

Principles of Consolidation

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

      Cash and cash equivalents includes $154,180 which are covered by the Federal Deposit Insurance Commission and $184,999 is invested in short-term money market funds consisting of U.S. Government instruments.

Concentration of Credit Risk

      Trade accounts receivable are due primarily from Reliv International, Inc. and are usually paid to the Company within 45 days after receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral, although in some cases it requires deposits or advances.

Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, packaging and raw materials.

Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of December 31, 2004, there was no deemed impairment of long-lived assets.

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

                            Hydron Technologies, Inc.

1. Description of Business and Summary of Significant Accounting Policies (continued)

                                               Year ended December 31,

                                           2004         2003          2002
                                        ---------    ----------    ---------

Net loss, as reported                   $(855,879)   $ (936,856)   $(904,840)

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of related tax effects       (134,000)           --      (12,500)
                                        ---------    ----------    ---------

Pro Forma net loss                      $(989,879)   $ (936,856)   $(917,340)
                                        =========    ==========    =========

Basic and diluted loss per share
As reported                             $   (0.09)   $    (0.13)   $   (0.17)
                                        =========    ==========    =========
Pro forma                               $   (0.11)   $    (0.13)   $   (0.18)
                                        =========    ==========    =========

Revenue Recognition

      The Company recognizes revenue when

      o     Persuasive evidence of an arrangement exists,

      o     Shipment has occurred,

      o     Price is fixed or determinable, and

      o     Collectibility is reasonably assured.

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

Research and Development Costs

      Research and development expenditures, which are comprised of costs incurred in performing research and development activities are expensed as incurred. As of December 31, 2004, 2003, and 2002 expenses charged to Research and Development were $279,965, $98,568, and $68,257, respectively.

Advertising

      Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses." Advertising expenses amounted to approximately $62,000, $52,000, and $72,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Reclassifications

      Shipping and handling billings and costs have been reclassified in the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation and the provisions of Emerging Issues Task Force No. 00 -10, "Accounting for Shipping and Handling Fees and Costs". These reclassifications have no effect on reported net income. In 2002, the Company reclassified $143,149 of shipping fees to Net sales and $174,911 of shipping costs to cost of sales. Selling, general, and administrative expenses were reduced accordingly.

2. Fair Value of Financial Instruments

      The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short maturities

                            Hydron Technologies, Inc.

3. Inventories

      At December 31, 2004 and 2003, inventories consist of the following:

                                       2004       2003
                                     --------   --------
      Finished goods                 $ 93,312   $ 90,443
      Raw materials and components    388,684    429,589
                                     --------   --------

                                     $481,996   $520,032
                                     ========   ========

      The Company's earnings were reduced for excess inventory by $59,412, $156,762, and $128,893 for the years ended December 31, 2004, 2003, and 2002, respectively.

4. Property and Equipment

      At December 31, 2004 and 2003, property and equipment consisted of the following:

                                         2004         2003
                                      ---------    ---------
      Furniture and equipment         $ 222,002    $ 222,002
      Less accumulated depreciation    (209,329)    (204,361)
                                      ---------    ---------

                                      $  12,673    $  17,641
                                      =========    =========

      Depreciation for the year ended December 31, 2004, 2003, and 2002 was approximately $4,968, $7,115, and $17,926, respectively.

5. Deferred Product Costs

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

      It had been determined that the Hydron(R) emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin surface layer. Therefore, the Company filed a provisional patent application related to acid-based ingredient delivery, including acne ingredients, in February 2002 with the corresponding utility patent application and international filings in February 2003.

                            Hydron Technologies, Inc.

5. Deferred Product Costs (continued)

      At December 31, 2004 and 2003 deferred product costs consisted of the following:

                                         2004        2003
                                      ---------    ---------
      Deferred product cost           $ 351,818    $ 309,677
      Less accumulated amortization    (162,135)    (133,186)
                                      ---------    ---------

                                      $ 189,683    $ 176,491
                                      =========    =========


      Deferred product costs are written off in the year they are fully amortized. Fully amortized deferred product cost of $5,370,00 was written off in 2003. Amortization for the years ended December 31, 2004, 2003, and 2002 was approximately $27,296, $185,924 and $297,798, respectively. Estimated future amortization of intangible assets are as follows:

                              2005           $ 31,264
                              2006             31,264
                              2007             20,214
                              2008             16,667
                              2009             11,746
                           thereafter          78,531

6. Royalty Agreements

      From 1976 through 1989, the Company and GP Strategies Corporation (formerly known as National Patent Development Corporation) ("GPS") entered into various agreements, wherein the Company obtained the exclusive worldwide rights to market products using Hydron polymers in cosmetic and oral health fields, the two fields in which the Company has concentrated its research and development efforts, and to utilize the Hydron polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The Hydron polymer is one of the underlying technologies in substantially all of the Company's skin care products. GPS has the exclusive worldwide license to market prescription drugs and medical devices using Hydron polymers. Further, each has the right to exploit products with Hydron polymers not in the other's exclusive fields.

                            Hydron Technologies, Inc.

6. Royalty Agreements (continued)

      Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron polymer products, except for sales of certain specified non-prescription drug products, utilizing the Hydron polymer as an active ingredient to third parties. Where the seller receives an up-front license fee, royalty or similar payment the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. GPS has assigned its rights under the GPS Agreement to Valera Pharmaceuticals (formerly known as Hydro-Med Sciences, Inc.) (Valera).

       The Company and Valera were discussing possible ways to simplify the GPS Agreement in 2004 but were unable to reach agreement. As a result, the Company assigned its rights under the GPS Agreement to Hydron Royalty Partners, LLLP, a newly created limited liability partnership with the Company as the "General Partner." The partnership assumed the existing liability for prior period royalties ($127,984) and will annually pay the first $30,000 of any royalties due to GPS and, in return, will receive any future royalties from Valera.

      An aggregate of $29,132 was accrued and unpaid as of December 31, 2004. This amount is adequate to cover any royalties that might be payable through December 2004. For the years ended December 31, 2004, 2003, and 2002, the Company's Statement of Operations has accrued royalty expenses of approximately $36,000, $0 and $0, respectively. No accrued royalty expense was required in 2003 and 2002 as the definition of applicable products was changed creating a surplus accrual. The Company has not received any royalty payments, or been advised of any sales that would entitle us to royalty payments.

7. Accrued Liabilities

      Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At December 31, 2004 and 2003, accrued liabilities consisted of the following:

                               2004       2003
                             --------   --------
      Dividends payable      $ 83,163   $ 83,163
      Director fee payable     81,016     65,012
      Professional fees        40,754     29,712
      Other                    25,020     57,067
                             --------   --------
                             $229,953   $234,954
                             ========   ========

                            Hydron Technologies, Inc.

8. Income Taxes

      The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There has been no income tax expense during the three years ended December 31, 2004.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                             2004           2003          2002
                                         -----------    -----------    -----------
      Net operating loss carryforwards   $ 8,404,000    $ 8,015,000    $ 7,890,000
      Tax credit carry forwards              180,000        180,000        180,000
      Other                                  202,000        215,000        230,000
                                         -----------    -----------    -----------

      Deferred tax assets                  8,786,000      8,410,000      8,300,000

      Less valuation allowance            (8,786,000)    (8,410,000)    (8,300,000)
                                         -----------    -----------    -----------

      Total net deferred taxes           $        --    $        --    $        --
                                         ===========    ===========    ===========

      FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, Management has determined that an $8,786,000 valuation allowance at December 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $376,000, $110,000, and $161,000 in 2004, 2003, and 2002, respectively.

      As of December 31, 2004, the Company had an unused net operating loss carryforward of approximately $22,116,170 available for use on its future corporate income tax returns. This net operating loss carryforward begins to expire in December 2004 through 2024. Pursuant to Sections 382 and 383 of he Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

                            Hydron Technologies, Inc.

8. Income Taxes (continued)

      The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                        Year ended December 31,

                                                        2004     2003     2002
                                                      -------  -------  -------
      Tax at U.S. statutory rates                         -34%     -34%     -34%
      State income taxes, net of federal tax benefit       -4%      -4%      -4%
      Valuation allowance adjustments                      38%      38%      38%
                                                      -------  -------  -------
                                                            0%       0%       0%
                                                      =======  =======  =======

9. Stock Options and Warrants

      The number of shares of common stock reserved for issuance was 5,575,500 for December 31, 2004 and 4,521,100 for 2003. This includes 2,210,000 shares for the private placement subscription agreements completed November 14, 2003.

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

      During August 1999, the Company agreed to increase the annual May 1st grant to the Board members from 2,000 to 20,000 shares of the Company`s common stock and committee members from 500 to 5,000. These options expire five years from the date of grant and all outstanding options are exercisable at December 31, 2004. There are no options available for grant under this plan at December 31, 2004.

                            Hydron Technologies, Inc.

9. Stock Options and Warrants (continued)

           Activity with respect to these plans is as follows:

                                                                                     Weighted
                                              Number of                               Average
                                                Options/             Price            Exercise
                                               Warrants            Per Share           Price
                                               --------          --------------       ---------
Outstanding at December 31, 2002                223,500          $0.20 to $2.42         $0.62

               Stock options granted                 --               --                   --
               Stock options expired             (2,000)              2.42               2.42
                                              ---------
Outstanding at December 31, 2003                221,500           0.20 to 0.92           0.56

               Stock options granted          1,033,500           0.13 to 0.59           0.33
               Stock options expired            (39,500)          0.64 to 0.92           0.67
                                              ---------
Outstanding at December 31, 2004              1,215,500          $0.13 to $0.81         $0.37
                                              =========

      The Board of Directors had approved the issuance of 943,500 options in prior periods subject to the adoption of a new stock plan at the November 15, 2004 shareholders' meeting. All of these options have been reflected as being granted in 2004.

Other Options and Warrants

      The Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), on December 10, 2002 to several accredited investors. Each Unit is comprised of one share of common stock and one three-year option to buy one additional common share at $.20. As of December 31, 2004, all 1,750,000 options are outstanding.

      On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. As of December 31, 2004, all 2,210,000 warrants are outstanding.

      The Company has agreements with several consultants who provide financial, business and technical advice to the Company in connection with the research, development, marketing and promotion of its products and other matters. As part of their compensation, these consultants were granted warrants and nonqualified stock options to purchase shares of the Company's common stock at prices representing the fair market value of the shares at the date of grant. Activity with respect to options and warrants granted to these consultants is summarized below:

                                                                                     Weighted
                                              Number of                               Average
                                                Options/             Price            Exercise
                                               Warrants            Per Share           Price
                                               --------          --------------       ---------
Outstanding at December 31, 2002                 25,000             $ 0.22               $0.22

               Stock options granted             25,000               0.50                 0.5
                                              ---------
Outstanding at December 31, 2003                 50,000            0.22 to 0.50           0.36

               Stock options granted            100,000               0.66                0.66
                                              ---------
Outstanding at December 31, 2004                150,000          $0.22 to $0.66           $0.56
                                              =========

      The Company's Statement of Operations for the year ended December 31, 2004 includes $59,000 of research and development cost representing the fair value of options granted to the Company's FDA consultant. For the year ended December 31, 2003, interest expense includes $102,500 representing the fair value of options granted in order to obtain an interest-free bridge loan from two of the Company's Directors. An additional $10,250 is included in Selling, general & administrative expenses representing the fair value of options granted for services received in the private placement offering that closed on November 13, 2003. For the year ended December 31, 2002, research and development cost include $4,250 representing the fair value of options granted to the Company's technical consultant.

      Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003, and 2002:

                                    2004              2003              2002
                                   -------           -------           -------
Risk-free interest rate               4.0%              4.0%              4.5%
Expected life                      5 years           5 years           5 Years
Expected volatility                   106%              139%              159%
Expected dividend yield                 0%                0%                0%

                            Hydron Technologies, Inc.

9. Stock Options and Warrants (continued)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As the Company's stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      There were 1,133,500 options granted during the year ended December 31, 2004 when the 2003 Stock Plan was approved at the November 15, 2004 shareholders' meeting. Approximately 943,500 of these options had been approved in previous years by the Board of Directors subject to the shareholders' action. There were no options granted during the years ended December 31, 2003 and 2002. The weighted average remaining contractual life of all options outstanding at December 31, 2004 was 2.69 years.

10. Commitments

      The Company leases office space under a non-cancelable lease agreement, which expires in August 2005. At December 31, 2004, the future minimum rental payments due under this noncancelable lease are $30,800 for the year ending December 31, 2005. Net rent expense was approximately $66,200, $65,300, and $70,000 in 2004, 2003, and 2002, respectively.

11.   Quarterly Financial Data (unaudited)

      The Company has purchased computer equipment through a financing lease that expires in February 2005. At December 31, 2004, the future minimum lease payments due under this non-cancelable lease are $770 for the year ended December 31, 2005.

                                     First          Second           Third          Fourth
                                    Quarter         Quarter         Quarter         Quarter
                                   ---------       ---------       ---------       ---------
      Net sales                    $ 386,132       $ 336,098       $ 200,975       $ 262,211
      Operating income (loss)       (165,791)       (184,808)       (253,076)       (270,762)
      Net income (loss)             (164,971)       (183,966)       (236,686)       (270,256)
      Income (loss) per share      $   (0.02)      $   (0.02)      $   (0.03)      $   (0.02)

                            Hydron Technologies, Inc.

12. Subsequent Event

      On January 25, 2005, the Board of Directors, by unanimous consent re-authorized the issuance of 743,500 stock options from the 2003 Stock Plan to Directors and Officers of the Company. Since the original approval date was more than 12 months before the shareholder adoption of the 2003 Stock Plan, the options had to be re-authorized to include them under the plan.

13.  Management's Plan

      The Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis. The ability of the Company to continue as a going concern is dependent upon increasing sales, managing operating expenses and obtaining additional equity financing.

      Management's plan includes implementing one or more of the following elements:

      o Conducting merger negotiations with third parties that have distribution networks in place. The synergies, combined sales, and reduced overhead would create a solid operational foundation with a solid financial position.

      o Forming a new private entity and transferring the operating assets to it and selling the public shell to one of the interested parties.

      o     Selling one or more of the non-operating assets.

      o Obtaining an infusion of capital that will sustain the Company's operation until the newly established licensing arrangements can produce positive cash flow.

      o     Continuing to reduce overhead and operating cost.

      There can be no assurances that Management's Plan will be successful and the Company's actual results could differ materially. No adjustments have been made to the financial statements to account for the possibility that the plan may be unsuccessful.

Signatures


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Hydron Technologies, Inc.
                  (Registrant)

                  By /s/: Richard Banakus
                     -------------------------------
                  Richard Banakus, Interim President

                  Date: March 29, 2005

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