Form 10-Q
period 2005-03-31
HYDRON TECHNOLOGIES INC
filed 2005-05-10
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 2005

                                       or

    [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the Period from __________ to __________

                         Commission File Number: 0-6333

                            HYDRON TECHNOLOGIES, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)


                   New York                            13-1574215
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)


    2201 West Sample Road, Building 9, Suite 7B
           Pompano Beach, FL 33073                        (954) 861-6400
    --------------------------------------------          --------------
      (Address of Principal Executive Offices)   (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No.

    Number of shares of common stock outstanding as of May 9, 2005: 9,320,336

TABLE OF CONTENTS                                                           PAGE

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- March 31, 2005 and           3
                December 31, 2004

        Condensed Consolidated Statement of Operations -- Three months        4
                ended March 31, 2005 and 2004

        Condensed Consolidated Statements of Cash Flow -- Three months        5
                ended March 31, 2005 and 2004

        Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition           9
                and Results of Operations

Item 4. Controls and Procedures                                              14

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.                                    16

        Signatures                                                           17

        Certification of Chief Officers Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K    18

        Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    20

                            HYDRON TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets


                                                               March 31, 2005     December 31, 2004
                                                                 (unaudited)             Note
                                                               --------------     -----------------
                          ASSETS
Current Assets
     Cash and cash equivalents                                  $    213,347        $    339,679
     Trade accounts receivable                                         1,518               9,614
     Accounts Receivable, affiliates                                      --                  --
     Inventories                                                     479,223             481,996
     Prepaid expenses and other current assets                        42,046              67,190
                                                                ------------        ------------
            Total current assets                                     736,134             898,479

Property and equipment, less accumulated
         depreciation of $210,574 and $209,329 at
         2005 and 2004, respectively                                  11,428              12,673
Deposits                                                              19,587              19,587
Investment in affiliates                                                  --                  --
Deferred product costs, less accumulated
         amortization of $170,027 and $162,135 at
         2005 and 2004, respectively                                 170,027             162,135
                                                                ------------        ------------
            Total Assets                                        $    937,176        $  1,092,874
                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                 42,336        $     90,440
     Loans payable                                                       379                 751
     Royalties payable                                                27,751              29,132
     Deferred revenues                                               141,572              91,180
     Accrued liabilities                                             229,966             229,953
                                                                ------------        ------------
         Total current liabilities                                   442,004             441,456

Commitments and contingencies
Minority interest in consolidated partnership                        276,646             285,191

Shareholders' equity
     Preferred stock - $.01 par value
         5,000,000 shares authorized; no shares issued
         or outstanding                                                   --                  --
     Common stock - $.01 par value
         30,000,000 shares authorized; 9,320,336 shares
         issued and 9,320,336 shares outstanding at 2005;
         and 2004, respectively                                       93,203              93,203
     Additional paid-in capital                                   20,736,049          20,736,049
     Accumulated deficit                                         (20,591,145)        (20,427,661)
     Treasury stock, at cost 10,000 at 2005
         and 2004                                                     (7,816)             (7,816)
                                                                ------------        ------------
         Total Shareholders' equity                                  230,291             393,775
                                                                ------------        ------------
         Total liabilities and shareholders equity              $    948,941        $  1,120,422
                                                                ============        ============


Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


      See accompanying notes to condensed consolidated financial statements

                            HYDRON TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three months ended March 31,
                                                     2005              2004
                                                     ----              ----
Net sales                                        $   255,914        $   386,132
Cost of sales                                         97,259            157,630
                                                 -----------        -----------
Gross profits                                        158,655            228,502

Expenses
      Royalty expense                                  7,725             11,967
      Research and development                        38,970             64,745
      Selling, general & administration              275,274            309,031
      Depreciation & amortization                      9,137              8,550
                                                 -----------        -----------
          Total expenses                             331,106            394,293

                                                 -----------        -----------
Operating loss                                      (172,452)          (165,791)

Interest income - net of interest expense                422                820
                                                 -----------        -----------
          Loss before income taxes                  (172,030)          (164,971)

Minority interest in net loss                          8,545                 --
Income taxes expense                                      --                 --
                                                 -----------        -----------
          Net loss                               $  (163,484)       $  (164,971)
                                                 ===========        ===========

Basic and diluted loss per share
      Net loss per common share                  $     (0.02)       $     (0.02)
                                                 ===========        ===========

Weighted average shares
      outstanding (basic and diluted)              9,320,336          9,260,136
                                                 ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                            HYDRON TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                             Three Months ended March 31,
                                                                  2005           2004
                                                                  ----           ----
Operating activities
    Net loss                                                 $(163,484)       $(164,971)
        Adjustments to reconcile net loss to
         net cash used by operating activities
             Minority Interest                                  (8,545)              --
             Depreciation and amortization                       9,137            8,550

        Change in operating assets and liabilities
             Trade accounts receivables                          8,096            8,366
             Inventories                                         2,773            4,501
             Prepaid expenses and other current assets          25,143           15,306
             Deposits                                               --               --
             Accounts payable                                  (48,104)          60,204
             Royalties payable                                  (1,381)          11,967
             Deferred revenues                                  50,392          (26,198)
             Accrued liabilities                                    13            2,991
                                                             ---------        ---------
        Net cash used in operating activities                 (125,960)         (79,284)

Investing activities
    Capital expenditures, net                                       --               --
    Deferred product costs                                          --               --
                                                             ---------        ---------
           Net cash used in investing activities                    --               --

Financing activities
           Payment on loan payable                                (372)            (942)
                                                             ---------        ---------
           Net decrease in cash and cash equivalents          (126,332)         (80,226)

Cash and cash equivalents at beginning of period               339,679          964,723
                                                             ---------        ---------
Cash and cash equivalents at end of period                   $ 213,347        $ 884,497
                                                             =========        =========


     See accompanying notes to condensed consolidated financial statements.

                            Hydron Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements

Note A -- Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Inventories

      Inventories consist of the following:

                                                  March 31,         December 31,
                                                    2005               2004
                                                  ---------         -----------
Finished Goods                                    $ 95,724           $ 93,312
Raw materials and components                       383,499            388,684
                                                  --------           --------
                                                  $479,223           $481,996
                                                  ========           ========


Note C - Distribution

      The majority of the Company's products are currently sold in the United States through the Company's direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers, television retailers and, to a lesser extent, internationally through salons and doctors offices.

                            Hydron Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements

Note D - Earnings Per Share

      On January 25, 2005, the Board of Directors, by unanimous consent, re-authorized the issuance of 743,500 stock options from the 2003 Stock Plan to Directors and Officers of the Company. Since the original approval date was more than 12 months before the shareholder adoption of the 2003 Stock Plan, the options had to be re-authorized to include them under the plan.

      There were no options granted to employees during the three months ended March 31, 2005 that would require adjustments to the pro forma information regarding net income and earnings per share required by FASB Statement No. 123.

Note E - Accrued Liabilities

      Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. Accrued liabilities consisted of the following:


                                                      March 31,     December 31,
                                                        2005           2004
                                                        ----           ----
Dividends payable                                    $ 83,163         $ 83,163
Director fees payable                                  86,017           81,016
Legal fees                                             31,600           40,754
Other                                                  29,186           25,020
                                                     --------         --------
                                                     $229,966         $229,953
                                                     ========         ========


Note F - Going Concern

      The accompanying condensed financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

      The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next three months and maybe longer based on management decisions and sales. Beyond that point, it will be necessary to consummate a merger, sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

                            Hydron Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements

Note F - Going Concern (continued)

      On January 28, 2005, the Company entered into a marketing agreement with Clinical Results, Inc. and Bioceutical Research, Inc. to license its technology and the Hydron branded products, respectively. Any impact on cash flow is not expected to be realized for six to nine months. In addition, the Company has lowered its operating expenses by reducing research and development and payroll costs.

      The Company is considering several additional options to resolve the negative cash flow, including merging with parties that have a broad channel of distribution, forming a new private entity and transferring the operating assets to it, then selling the public shell, and selling one or more selected assets. One of these alternatives and/or an infusion of additional capital will be required in order to generate the cash required in the short term.

      Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Business

      The Company's primary focus has been to conduct research and development into products and medical applications utilizing its patented tissue oxygenation technology.

      The Company's research and development efforts during 2004 concentrated on accumulating data for a Food and Drug Administration (FDA) application related to the Company's oxygenation technology. A formal Request For Designation (RFD) was filed with the FDA in September 2004 to request that the FDA formally designate the Hydron MicroO2 Oxygenation Apparatus as a medical device. The FDA agreed in October. On January 10, 2005, the Company attended a Pre-Investigational Device Exemption meeting with the FDA to present the device, however, a clear pathway for safety and clinical research requirements could not be determined at that time. It was suggested that filing a complete 510(k) application would provide the FDA with an opportunity to review additional information from Hydron. The Company is considering if and when to pursue the 510(k) filing.

      The Company's other proprietary technologies include: patented polymer skin care formulas that provide superior skin moisturization benefits and sunscreen delivery; a patented formula for a wrinkle reduction serum, and, patent-pending technology associated with an evaporating emulsifier used in cosmetic treatments and acne products.

      The Company also markets a broad range of cosmetic and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymer") and a topical delivery system for active ingredients, including pharmaceuticals. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

Catalog Sales - The Company's full-color brochure offers personal care products for sale directly to consumers. The brochure also provides information on new products, educates consumers on proper skin care, and facilitates consumer re-ordering. The Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. The Company is continuing to explore new ways to enhance Catalog sales and operations through retail distribution of its brands and formula technologies.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

Private Label Contracting - Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 19.2% of Hydron's total annual sales in 2004. Private label sales accounted for 16.8% of total sales during the three months ended March 31, 2005.

International - The Company sells products to an Australia-based health and beauty products distributor for retail sale in salon stores and medical offices in Australia and New Zealand. The Company also distributes dental products in Spain and, to a lesser extent, other countries. Although this category is not significant at this time, Management believes that it will expand with the introduction of the Company's brands and technologies through retail distribution channels.

Retail - The Company has established minor levels of retail distribution. Initially, the Company sold product on a limited, promotional basis to several retailers utilizing excess inventory and current packaging configurations. It is anticipated that any significant retail effort involving core Hydron products would require investment in repackaging.

Licensing - Effective January 28, 2005, the Company entered into a non-exclusive licensing agreement with Clinical Results, Inc. ("CRI"), which allows for certain Hydron cosmetic skincare technologies, sold and manufactured by CRI, to be offered to third parties under private label contracts. The Company receives royalties based on wholesale sales by CRI to its customers. The agreement includes the patented Hydron polymer and sunscreen technology, patented line smoothing technology, and patent-pending emulsifier technology.

      Effective January 28, 2005 Hydron licensed Bioceutical Research, Inc. ("BRI") the non-exclusive right to market Hydron(R) and Hydronamins(R) branded products to retail accounts, including drug stores, mass-merchandisers, club stores, and salon/spa accounts. BRI will pay Hydron royalties on wholesale sales while undertaking responsibility for manufacturing, marketing, and sales.

Results of Operations

      Total net sales for the three months ended March 31, 2005 were $255,914, a decrease of $130,218 or 33.7% from net sales of $386,132 for the three months ended March 31, 2004. Skin care products' net sales for the three months ended March 31, 2005 were $225,644, a decrease of $125,213 or 35.7% from sales of $350,857 for the three months ended March 31, 2004. Professional products' net sales for the three months ended March 31, 2005 were $1,188, a decrease of $2,212 or 65.1% from sales of $3,400 for the three months ended March 31, 2004. Shipping and handling revenues for the three months ended March 31, 2005 were $27,641, a decrease of $2,409 or 8.0% from shipping and handling revenues of $30,050 for the three months ended March 31, 2004. The decrease in catalog sales was the result of the slow attrition of the Company's customer base without marketing spending to replace those customers.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

      Skin care products sales consist primarily of catalog sales and private label sales. During the three months ended March 31, 2005, direct marketing catalog sales decreased by $40,852, or 17.9%, from $228,474 for the three months ended March 31, 2004, to $187,622. Private label sales for the three months ended March 31, 2005 were $38,021, a decrease of $84,362, or 68.9%, from $122,383 for the three months ended March 31, 2004. These sales tend to fluctuate from quarter to quarter as purchase orders cover more than one year's supply and products in the line are purchased only approximately four to six times a year.

      Historically, over 98% of the Company's products are sold in the United States. The Company sells skin care products in Australia and dental products in Spain and Canada. These sales are not material at this time and represented 0.0% and 0.0% of total sales for the three months ended March 31, 2005 and 2004, respectively.

      Cost of sales was $97,259 for the three months ended March 31, 2005, a decrease of $60,371, or 38.3%, from cost of sales of $157,630 for the three months ended March 31, 2004. Cost of sales was 38.0% of total sales the three months ended March 31, 2005, compared to 40.8% for the three months ended March 31, 2004. The decrease in the cost of sales percentage reflects the shift in product mix to higher-margin catalog sales relative to private label sales for the quarter. Shipping and handling costs for the first quarter of 2005 were $27,641, a decrease of $2,409, or 8.0%, from shipping and handling cost of $30,050 for the same period in 2004. This decrease reflects the decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in-house.

      The Company's overall gross profit margin increased to 62.0% of net sales for the three months ended March 31, 2005, versus 59.2% for the three months ended March 31, 2004. The increase in gross margin reflects the shift in product mix to higher margin catalog sales relative to private label sales for the quarter.

      Royalty expenses for the three months ended March 31, 2005 were $7,725; a decrease of $4,242, or 35.4%, from royalty expenses of $11,967 for the three months ended March 2004. The decrease in royalty expenses is consistent with the decrease in skin care product sales for the same period.

      Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended March 31, 2005 were $38,970 a decrease of $25,775, or 39.8%, from R&D expenses of $64,745 for the three months ended March 31, 2004. This decrease is due principally to the Company's reduced use of outside FDA consultants in association with its oxygenation technology during the first quarter 2005 versus 2004. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

      Selling, general, and administrative ("SG&A") expenses for the three months ended March 31, 2005 were $275,274, representing a decrease of $33,757, or 10.9%, from SG&A expenses of $309,031 for the three months ended March 31, 2004. Employment expense was $131,044 for the three months ended March 31, 2005, a decrease of $3,982, or 2.9%, from $135,026 for the three months ended March 31, 2004. This decrease was due primarily to the elimination of a managerial position in order to control operating costs. Postage expense was $11,041 for the three months ended March 31, 2005, a decrease of $6,177, or 35.9%, from $17,218 for the three months ended March 31, 2004. This decrease was related principally to a new catalog marketing strategy, which reduces mailing frequency to customers who have not purchased in the last 24 months. All other expenses were $133,189 for the three months ended March 31, 2005, a decrease of $23,598, or 15.0%, from $156,787 for the three months ended March 31, 2004.

      Depreciation and amortization expense was $9,137 for the three months ended March 31, 2005, an increase of $587, or 6.8%, from $8,550 for the three months ended March 31, 2004.

      Net interest income was $422 for the three months ended March 31, 2005, compared to net interest income of $820 for the three months ended March 31, 2004. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

      The Company had a net loss of $163,484, representing a decrease of $1,487, or 0.9%, for the three months ended March 31, 2005, from a net loss of $164,971 for the three months ended March 31, 2004, a result primarily of the factors discussed above.

Liquidity and Financial Resources

      The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet its working capital needs for the next three months, perhaps longer based on management decisions and order flow. Beyond that point, it will be necessary to consummate a merger, sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

      The Company's working capital was approximately $294,130 for the three months ended March 31, 2005, including cash and cash equivalents of approximately $213,347. Cash used by operating activities was $125,960. Net funds used for financing activities were $372.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

      The Company does not have any material debt, long-term capital leases, or long-term operating leases. The lease on the current office facility expires August 31, 2005 and the Company expects to renew the lease on a short-term basis. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

      The Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000), on December 10, 2002 to several accredited investors. Each Unit is comprised of one share of Common Stock and one three-year option to buy one additional common share at $.20. As of March 31, 2005, all 1,750,000 options were outstanding.

      On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional common share at $1.00. As of March 31, 2005, all 2,210,000 warrants were outstanding.

      The Company registered these outstanding shares and 4,481,500 underlying shares of outstanding warrants/options with the Securities and Exchange Commission effective July 22, 2004. The warrants/options are a future source of capital for the Company and could generate up to $2,560,000 if they are exercised.

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

      Management's plan includes implementing one or more of the following elements:

      o Conducting merger negotiations with third parties that have distribution networks in place. The synergies, combined sales, and reduced overhead would create a solid operational foundation and improved financial position.

      o Forming a new private entity and transferring the operating assets to it, then selling the public shell to one of the interested parties.

      o     Selling one or more selected assets.

      o Obtaining an infusion of capital that will sustain the Company's operation until the newly established licensing arrangements can produce positive cash flow.

      o     Continuing to reduce overhead and operating costs.

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

Cautionary Statement Regarding Forward-Looking Statements

      The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future, including, without limitation, its plans regarding distribution and marketing of its products and the development, acquisition and marketing of new products. Forward-looking statements include the Company's liquidity, anticipated cash needs and availability, and the anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward-looking statements.

      Each forward-looking statement reflects the Company's current view of future events and is subject to risks, uncertainties, and other factors that could cause actual results to differ materially from any results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements include:

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

      o The Company's dependence on a small number of customers for revenue with respect to its products;

      o The Company's ability to develop and maintain relationships with key vendors;

      o     New regulations and legislation;

      o     General economic and business conditions;

      o Other risks and uncertainties disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and in the Company's other filings with the SEC.

      All subsequent forward-looking statements relating to the matters described in this document and attributable to us or to persons acting on the Company's behalf are expressly qualified in their entirety by such factors. The Company has no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and the Company cautions you not to place undue reliance on these forward-looking statements.

Item 4. Controls and Procedures

      As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Operating Officer and Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Operating Officer and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information required to be included in the Company's Securities Exchange Act of 1934 filings.

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

      - Current Report on Form 8-K, dated September 30, 2004 reporting item
        8.01 Other Events; formed a Limited Liability Limited Partnership

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      HYDRON TECHNOLOGIES, INC.



                                                      /s/: Richard Banakus
                                                      --------------------------
                                                      Richard Banakus
                                                      Interim President

Dated: May 9, 2005