Form 10-Q
period 2005-06-30
HYDRON TECHNOLOGIES INC
filed 2005-08-15
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: JUNE 30, 2005
                                                  -------------

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
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)               Identification Number)


                         4400 34th Street North, Suite F
                             St Petersburg, FL 33714
                         -------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (954) 861-6400
                                 --------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             [X] Yes   [_] No

Number of shares of common stock outstanding as of August 15, 2005: 11,320,336

TABLE OF CONTENTS                                                          PAGE


Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
           June 30, 2005 and December 31, 2004 ...........................   3

         Condensed Consolidated Statement of Operations -
           Three and six months ended June 30, 2005 and 2004 .............   4

         Condensed Consolidated Statements of Cash Flow -
           Six months ended June 30, 2005 and 2004 .......................   5

         Notes to Condensed Consolidated Financial Statements ............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................  11

Item 4.  Controls and Procedures .........................................  18



Part II. Other Information
------------------------------

Item 6.  Exhibits ........................................................  19

Signatures ...............................................................  20

Certification of Chief Officers Pursuant to Section 302 of the
 Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K ............... EX 31

Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ............... EX 32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            HYDRON TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30, 2005  DECEMBER 31,
                                                     (UNAUDITED)       2004
                                                    ------------   ------------
                                     ASSETS
Current Assets
  Cash and cash equivalents ......................  $    270,621   $    339,679
  Trade accounts receivable ......................        41,463          9,614
  Inventories ....................................       501,432        481,996
  Prepaid expenses and other current assets ......        29,808         67,190
                                                    ------------   ------------
      Total current assets .......................       843,324        898,479

Property and equipment, less accumulated
    depreciation of $211,819 and $209,329 at
    2005 and 2004, respectively ..................        10,183         12,673
Deposits .........................................        19,587         19,587
Deferred product costs, less accumulated
    amortization of $174,282 and $162,135 at
    2005 and 2004, respectively ..................       173,898        189,683

                                                    ------------   ------------
      Total Assets ...............................  $  1,046,992   $  1,120,422
                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable ...............................        96,137   $     90,440
  Loans payable - net of unamortized discount ....       127,036            751
  Royalties payable ..............................        30,512         29,132
  Deferred revenues ..............................       137,719         91,180
  Accrued liabilities ............................       232,774        229,953
                                                    ------------   ------------
    Total current liabilities ....................       624,178        441,456

Commitments and contingencies
Minority interest in consolidated partnership ....       266,980        285,191

Shareholders' equity
  Preferred stock - $.01 par value
    5,000,000 shares authorized; no shares issued
    or outstanding ...............................             -              -
  Common stock - $.01 par value
    30,000,000 shares authorized; 9,320,336 shares
    issued and 9,320,336 shares outstanding at
    2005; and 2004, respectively .................        93,203         93,203
  Additional paid-in capital .....................    20,760,049     20,736,049
  Accumulated deficit ............................   (20,689,602)   (20,427,661)
  Treasury stock, at cost 10,000 at 2005
    and 2004 .....................................        (7,816)        (7,816)
                                                    ------------   ------------
    Total Shareholders' equity ...................       155,834        393,775

                                                    ------------   ------------
    Total liabilities and shareholders equity ....  $  1,046,992   $  1,120,422
                                                    ============   ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      HYDRON TECHNOLOGIES, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                             (Unaudited)

                                             THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                  2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
Net sales ..................................  $   275,781   $   336,098   $   531,695   $   722,230
Cost of sales ..............................      132,390       145,822       229,650       303,452
                                              -----------   -----------   -----------   -----------
Gross profits ..............................      143,391       190,276       302,045       418,778

Expenses
  Royalty expense ..........................       10,486        10,852        18,211        22,819
  Research and development .................       15,758        56,698        54,728       121,443
  Selling, general & administration ........      216,395       298,984       491,669       608,014
  Depreciation & amortization ..............        9,137         8,550        18,274        17,100
                                              -----------   -----------   -----------   -----------
    Total expenses .........................      251,776       375,084       582,882       769,376

                                              -----------   -----------   -----------   -----------
Operating loss .............................     (108,385)     (184,808)     (280,837)     (350,598)

Interest income - net of interest expense ..          264           842           686         1,661
                                              -----------   -----------   -----------   -----------
    Loss before income taxes ...............     (108,121)     (183,966)     (280,151)     (348,937)

Minority interest in net loss ..............        9,666             -        18,211             -
Income taxes expense .......................            -             -             -             -
                                              -----------   -----------   -----------   -----------
    Net loss ...............................  $   (98,455)  $  (183,966)  $  (261,940)  $  (348,937)
                                              ===========   ===========   ===========   ===========

Basic and diluted loss per share
  Net loss per common share ................  $     (0.01)  $     (0.02)  $     (0.03)  $     (0.04)
                                              ===========   ===========   ===========   ===========

Weighted average shares
  outstanding (basic and diluted) ..........    9,320,336     9,260,136     9,320,336     9,260,136
                                              ===========   ===========   ===========   ===========

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  4

                            HYDRON TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                       SIX MONTHS ENDED JUNE 30,
                                                          2005           2004
                                                       ---------      ---------
Operating activities
  Net loss .........................................   $(261,940)     $(348,937)
    Adjustments to reconcile net loss to
     net cash used by operating activities
      Minority Interest ............................     (18,211)             -
      Depreciation and amortization ................      18,274         17,100

    Change in operating assets and liabilities
      Trade accounts receivables ...................     (31,849)       (16,083)
      Inventories ..................................     (19,436)        (4,720)
      Prepaid expenses and other current assets ....      37,380        (15,001)
      Accounts payable .............................       5,699         81,183
      Royalties payable ............................       1,380         22,819
      Deferred revenues ............................      46,539        (70,567)
      Accrued liabilities ..........................       2,821         10,003
                                                       ---------      ---------
    Net cash used in operating activities ..........    (219,343)      (324,203)

Investing activities
  Deferred product costs ...........................           -         (4,740)
                                                       ---------      ---------
    Net cash used in investing activities ..........           -         (4,740)

Financing activities
    Loan payable , proceeds ........................     150,285         (1,930)
                                                       ---------      ---------
    Net cash provided by financing activities ......     150,285         (1,930)
                                                       ---------      ---------
Net decrease in cash and cash equivalents ..........     (69,058)      (330,873)

Cash and cash equivalents at beginning of period ...     339,679        964,723

                                                       ---------      ---------
Cash and cash equivalents at end of period .........   $ 270,621      $ 633,850
                                                       =========      =========

Supplemental cash flow information
Warrants issued in connection with loans payable ...   $  24,000              -


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six -month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

         The accompanying consolidated financial statements for the period ended June 30, 2005 and June 30, 2004 include the accounts of Hydron Technologies, Inc. and its subsidiary, Hydron Royalty Partners Ltd LLP. All significant intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

         SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

         Inventories consist of the following:

                                               June 30,      December 31,
                                                 2005            2004
                                               --------      ------------

         Finished Goods ...............        $115,293        $ 93,312
         Raw materials and components .         386,139         388,684
                                               --------        --------

                                               $501,432        $481,996
                                               ========        ========

NOTE C - DISTRIBUTION

         The majority of the Company's products are currently sold in the United States through its direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers, television retailers and, to a lesser extent, internationally through salons and doctors offices.

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

         There were no options granted to employees during the six months ended June 30, 2005 that would require adjustments to the pro forma information regarding net income and earnings per share required by FASB Statement No. 123.

NOTE E - ACCRUED LIABILITIES

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. Accrued liabilities consisted of the following:

                                             June 30,        December 31,
                                               2005              2004
                                             --------        ------------

         Dividends payable ........          $ 83,163          $ 83,163
         Director fees payable ....            91,018            81,016
         Legal fees ...............            28,867            40,754
         Other ....................            29,726            25,020
                                             --------          --------

                                             $232,774          $229,953
                                             ========          ========

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - LOANS  PAYABLE

         On June 14, 2005, the Company borrowed an aggregate of One Hundred Fifty Thousand Dollars ($150,000) (collectively, the "Loans") from three individual lenders (collectively, the "Lenders"), including individuals who are
(i) the Chairman and Interim President, and a director of the Company, and (ii) a director of the Company.

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured (x) over the last ten trading days of the month preceding the interest payment date or, (y) if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company.

         In addition, in connection with the Loans, each Lender received a Common Stock Purchase Warrant (collectively, the "Warrants") entitling the holder to purchase One Hundred Thousand (100,000) shares of Common Stock at an exercise price of ten cents ($.10) per share for a five-year period. The warrants were valued using the black scholes model at $24,000 , which will be amortized over the life of the notes.

         The Notes and the Warrants each provide that in the event that the Company shall grant "piggy back" registration rights to any other party to cause the Company's Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of the Notes and Warrants similar registration rights.

         Loans Payable consisted of the following:

                                               June 30,        December 31,
                                                 2005              2004
                                               --------        ------------

         Loan Payable .............            $150,000            $  -
         Accrued interest .........               1,036             751
         Less: unamortized discount
           on note payable ........              24,000               -
                                               --------            ----

                                               $127,036            $751
                                               ========            ====

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company is considering several additional options to resolve the negative cash flow, including merging with parties that have a broad channel of distribution, forming a new private entity and transferring the operating assets to it, then selling the public shell, and selling one or more selected assets. One of these alternatives and/or an infusion of additional capital will be required in order to generate the cash required in the short term. On July 1, 2005 the Company acquired Clinical Results, Inc. (see Note H).

         Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

NOTE H - SUBSEQUENT EVENTS

         On July 1, 2005 the Company acquired Clinical Results, Inc. (CRI), a St. Petersburg, Florida-based company. CRI is a privately held product development laboratory and contract manufacturer of cosmeceutical and other personal care products. CRI's clients range from mass market retailers to marketers of certain health food store brands, and marketers of high end brands such as Hydron.

         While CRI will continue providing contract services for its customer base, Hydron Technologies will benefit from lower manufacturing costs, and be better positioned to expand the sale of its skin care treatments beyond its historical direct response TV and catalog operations by utilizing CRI's broker network.

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Under the terms of the agreement, Hydron Technologies acquired all of the outstanding shares of capital stock of CRI in consideration of an aggregate of two million newly-issued shares of the Company, in a transaction exempt from registration under the securities laws. Such shares are subject to transfer restrictions unless registered under federal and applicable state securities laws or sold in a transaction exempt from registration. Additionally, Hydron restructured both its management and its Board of Directors. David Pollock, currently President of CRI, become Chief Executive Officer of the Company, while remaining President of CRI, and joined Hydron's Board, replacing Joshua Rochlin who resigned from the Board on March 31, 2005. Dr. Douglas Reitz, CRI's co-owner, become Executive Vice President of Hydron and Richard Banakus retained the titles of Interim President and Chairman of the Board, of the Company.

         Effective August 5, 2005, Mr. Terrence S. McGrath , the Company's Chief Operating Officer resigned in order to pursue other career opportunities. Mr. McGrath's responsibilities were assumed by Mr. David E. Pollock, Hydron's Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         The Company's primary focus had been to conduct research and development into products and medical applications utilizing its patented tissue oxygenation technology.

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

         The Company is refocusing its efforts on its other proprietary technologies which include: patented polymer skin care formulas that provide superior skin moisturization benefits and sunscreen delivery; a patented formula for a wrinkle reduction serum, and patent-pending technology associated with an evaporating emulsifier used in cosmetic treatments and acne products.

         The Company markets a broad range of cosmetic and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymer") and a topical delivery system for active ingredients, including pharmaceuticals. The Company holds U.S. and international patents on, what Management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

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

Private Label Contracting - Effective March 1, 2001, the Company entered into an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 19.2% of Hydron's total annual sales in 2004. Private label sales accounted for 16.7% of total sales during the six months ended June 30, 2005.

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

RESULTS OF OPERATIONS

         Total net sales for the three months ended June 30, 2005 were $275,781, a decrease of $60,317 or 17.9% from net sales of $336,098 for the three months ended June 30, 2004 Skin care products net sales for the three months ended June 30, 2005 were $248,200, a decrease of $52,758 or 17.5% from sales of $300,958 for the three months ended June 30, 2004. Professional products net sales for the three months ended June 30, 2005 were $1,542, a decrease of $632 or 29.1% from sales of $2,174 for the three months ended June 30, 2004. Shipping and handling revenues for the three months ended June 30, 2005 were $25,787, a decrease of $7,179 or 21.8% from shipping and handling revenues of $32,966 in the three months ended June 30, 2004.

         For the six months ended June 30, 2005, total net sales were $531,695, a decrease of $190,535 or 26.4% from net sales of $722,230 for the six months ended June 30, 2004. Skin care products net sales for the six months ended June 30, 2005 were $473,844, a decrease of $181,371 or 27.7% from sales of $655,215 for the six months ended June 30 2004. Professional products' net sales for the six months ended June 30, 2005 were $2,730, an increase of $556 or 25.6% from sales of $2,174 for the six months ended June 30, 2004. Shipping and handling revenues for the six months ended June 30, 2005 were $53,428, a decrease of $9,588 or 15.2% from shipping and handling revenues of $63,016 in the six months ended June 30, 2004.

         Skin care products sales consist primarily of catalog sales and private label sales. During the three months ended June 30, 2005, direct marketing catalog sales decreased by $42,274 or 19.8% from $213,808 for the three months ended June 30, 2004 to $171,534. Private label sales for the three months ended June 30, 2005 were $76,666, a decrease of $10,484 or 12.0% from private label sales of $87,150 for the same period last year. These sales tend to fluctuate from quarter to quarter as purchase orders for individual items cover more than one year's supply. Purchase orders are received only approximately four to six times a year for the seven items in the line.

         For the six months ended June 30, 2005, direct marketing catalog sales decreased by $86,527 or 19.4% from $445,683 last year to $359,156 this year. Private label sales for the six months were $114,687, a decrease of $94,845 from private label sales of $209,532 for the same period last year. As stated above, these private label sales tend to fluctuate significantly from quarter to quarter.

         Cost of sales was $132,390 for the three months ended June 30, 2005, a decrease of $13,432 or 9.2% from cost of sales of $145,822 for the three months ended June 30, 2004. Cost of sales was 48.0% of total sales for the three months ended June 30, 2005 compared to 43.4% for the three months ended June 30, 2004. The increase in cost of sales percentage reflects the impact of this period's private label sales, which included unusually high product cost (84.7% of sales), versus the product cost of catalog sales (18.9% of catalog sales.) Shipping and handling costs for the second quarter of 2005 were $28,308, a decrease of $6,899 or 19.6% from shipping and handling costs of $35,207 for the same period in 2004. This decrease reflects the 20.7% decline in catalog sales offset by savings realized by performing more of the shipping and handling tasks in house.

         For the six months ended June 30, 2005 cost of sales was $229,650, a decrease of $73,802 or 24.3% from cost of sales of $303,452 for the six months ended June 30, 2004. Cost of sales was 43.2% of total sales for the six months ended June 30, 2005 compared to 42.0% for the six months ended June 30, 2004. The increase in cost of sales percentage reflects the impact of this period's private label sales as stated above. Shipping and handling costs for the six months were $60,278, a decrease of $7,661 or 11.3% from shipping and handling costs of $67,939 for the same period in 2004. This decrease reflects the 19.4% decline in catalog sales offset by savings realized by performing more of the shipping and handling tasks in house.

         The Company's overall gross profit margin decreased to 52.0% of net sales for the three months ended June 30, 2005 versus 56.6% for the three months ended June 30, 2004. This is due primarily to the lower margin private label sales and, to a lesser degree the costs discussed above. For the six month ended June 30, 2005 the overall gross profit margin decreased similarly to 56.8% of net sales versus 58.0% for the same period in 2004.

         Royalty expenses for the three months ended June 30, 2005 were $10,486 a decrease of $366, or 3.4%, from royalty expenses of $10,852 for the three months ended June 2004. The decrease in royalty expenses is consistent with the decrease in skin care product sales for the same period. Royalty expenses for the six months ended June 30, 2005 were $18,211 a decrease of $4,608 or 20.2%, from royalty expenses of $22,819 for the six months ended June 2005. The decrease in royalty expenses is consistent with the decrease in skin care product sales for the same period.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended June 30, 2005 were $15,758, a decrease of $40,940 or 72.2% from R&D expenses of $56,698 for the three months ended June 30, 2004. For the six months ended June 30, 2005 R&D expenses were $54,728 a decrease of $66,715 or 54.9% from R&D expenses of $121,443 for the same period last year. This decrease was due principally to the Company eliminating the use of outside FDA consultants in association with its oxygenation technology during 2005 versus 2004. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general, and administrative ("SG&A") expenses for the three months ended June 30, 2005 were $216,395, representing an decrease of $82,589 or 27.6% from SG&A expenses of $298,984 for the three months ended June 30, 2004. Employment expense was $80,180 for the three months ended June 30, 2005, a decrease of $56,400 or 41.3% from $136,580 for the three months ended June 30, 2004. This decrease was due primarily to the elimination of two salaried positions in order to reduce operating costs. Postage expense was $12,004 for the three months ended June 30, 2005, a decrease of $5,956 or 33.2%, from $17,960 for the three months ended June 30, 2004. This decrease was related principally to a new catalog marketing strategy, which reduces mailing frequency to customers who have not purchased in the last 24 months. All other expenses were $124,211 for the three months ended June 30, 2005, a decrease of $20,233 or 14.0% from $144,444 for the three months ended June 30, 2004. For the six months ended June 30, 2004 selling, general, and administrative expenses were $491,669, a decrease of $116,345 or 19.1% from $608,014 for the same period last year.

         Depreciation and amortization expense was $9,137 for the three months ended June 30, 2005, an increase of $587 or 6.9% from $8,550 for the three months ended June 30, 2004. For the six months ended June 30, 2005 depreciation and amortization were $18,274, an increase of $1,174 or 6.9% from $17,100 for the same period last year.

         Net interest income was $264 for the three months ended June 30, 2005 compared to net interest income of $842 for the three months ended June 30, 2004. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities.

         The Company had a net loss of $98,455, representing a decrease of $85,511 or 46.5% for the three months ended June 30, 2005 from the net loss of $183,966 for the three months ended June 30, 2004, a result primarily of the factors discussed above.

         For the six months ended June 30, 2005, the company had a net loss of $261,940 a decrease of $86,997 or 24.9% from net loss of $348,937 for the six months ended June 30, 2004. The decrease in the net loss is a result primarily of the factors discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

         The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet its working capital needs for the next three months, perhaps longer based on management decisions and order flow. Beyond that point, it will be necessary to consummate a merger, sell selected assets, or obtain an infusion of capital. On July 1, 2005 the Company acquired Clinical Results, Inc (see Note H). The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         The Company's working capital was approximately $219,146 as of June 30, 2005, including cash and cash equivalents of approximately $270,621. Cash used by operating activities was $219,343. Net proceeds from financing activities were $150,285.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three investors on May 2005 (see Note F), long-term capital leases, or long-term operating leases. The lease on the current office facility expires August 31, 2005 and the Company did not renew the lease. Effective August 5, 2005, the Company relocated its offices to St Petersburg, Fl. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

         On December 10, 2002, the Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000) to several accredited investors. Each Unit is comprised of one share of Common Stock and one three-year option to buy one additional common share at $.20. As of March 31, 2005, all 1,750,000 options were outstanding.

         On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional common share at $1.00. As of June 30, 2005, all 2,210,000 warrants were outstanding.

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

      o The Company's ability to effectively relocate operations to its new facility in St Petersburg, Fl;

      o The ability of the new management to effectively execute the Company's operating plan and continue operations;

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

         SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Interim President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Interim President concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information required to be included in the Company's Securities Exchange Act of 1934 filings.

         Disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

         The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

         Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

31.1 Certification of Interim President, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and
         Item 307 of Regulation S-K (filed herewith)

32.1 Certification of Interim President, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HYDRON TECHNOLOGIES, INC.


                                      /s/: Richard Banakus
                                      --------------------
                                      Richard Banakus
                                      Chairman of the Board, Interim President
                                      Principal Financial and Accounting Officer


Dated: August 15, 2005