Form 10-Q
period 2005-09-30
HYDRON TECHNOLOGIES INC
filed 2005-11-22
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2005
                                               ------------------

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


                                 (727) 342-5050
                                 --------------
                         (Registrant's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       [X] Yes   [_] No

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).                 [_] Yes   [X] No

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                     [_] Yes   [X] No

Number of shares of common stock outstanding as of November 21, 2005: 11,927,236

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited) ................................     3

         Condensed Consolidated Balance Sheets -
           September 30, 2005 and December 31, 2004 ......................     3

         Condensed Consolidated Statement of Operations -
           Three and nine months ended September 30, 2005 and 2004 .......     4

         Condensed Consolidated Statement of Shareholders' Equity
           Nine months ended September 30, 2005 and 2004 .................     5

         Condensed Consolidated Statements of Cash Flow -
           Nine months ended September 30, 2005 ..........................     6

         Notes to Condensed Consolidated Financial Statements ............     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    14

Item 4.  Controls and Procedures .........................................    20


Part II. Other Information
--------------------------

Item 6.  Exhibits ........................................................    21

Signatures ...............................................................    22

Certification of Chief Officers Pursuant to Section 302 of the
   Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K ............. EX 31

Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ............. EX 32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            HYDRON TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2005           2004
                                                     (UNAUDITED)       Note
                                                    ------------   ------------
                       ASSETS
Current Assets
  Cash and cash equivalents ......................  $     55,481   $    339,679
  Restricted cash ................................       118,894              -
  Trade accounts receivable ......................        76,565          9,614
  Inventories ....................................       492,082        481,996
  Prepaid expenses and other current assets ......        26,266         67,190
                                                    ------------   ------------
      Total current assets .......................       769,288        898,479

Property and equipment, less accumulated
    depreciation of $225,435 and $209,329 at
    2005 and 2004, respectively ..................        26,235         12,673
Deposits .........................................         9,348         19,587
Deferred product costs, less accumulated
    amortization of $181,182 and $162,135 at
    2005 and 2004, respectively ..................       166,008        189,683
Deferred financing costs .........................        20,097              -
Intangible .......................................       241,311              -
                                                    ------------   ------------
      Total Assets ...............................  $  1,232,287   $  1,120,422
                                                    ============   ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable ...............................  $    189,379   $     90,440
  Loans payable ..................................       154,440            751
  Royalties payable ..............................        27,512         29,132
  Deferred revenues ..............................       101,147         91,180
  Accrued liabilities ............................       238,414        229,953
                                                    ------------   ------------
    Total current liabilities ....................       710,892        441,456

Commitments and contingencies
Minority interest in consolidated partnership ....       258,076        285,191

Shareholders' equity
  Preferred stock - $.01 par value
    5,000,000 shares authorized; no shares issued
    or outstanding ...............................             -              -
  Common stock - $.01 par value
    30,000,000 shares authorized; 11,320,336
    shares issued and 9,320,336 shares outstanding
    at 2005; and 2004, respectively ..............       113,203         93,203
  Additional paid-in capital .....................    21,004,310     20,736,049
  Accumulated deficit ............................   (20,846,378)   (20,427,661)
  Treasury stock, at cost 10,000 shares at 2005
    and 2004 .....................................        (7,816)        (7,816)
                                                    ------------   ------------
    Total Shareholders' equity ...................       263,319        393,775

                                                    ------------   ------------
    Total liabilities and shareholders equity ....  $  1,232,287   $  1,120,422
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

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      HYDRON TECHNOLOGIES, INC.
                                  CONDENSED STATEMENT OF OPERATIONS
                                             (Unaudited)
                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                              2005           2004           2005           2004
                                          ------------   ------------   ------------   ------------
Net sales ............................... $    403,704   $    200,975   $    935,399   $    923,204
Cost of sales ...........................      163,507         75,324        393,157        378,776
                                          ------------   ------------   ------------   ------------
Gross profits ...........................      240,197        125,651        542,242        544,428

Expenses
  Royalty expense .......................        7,500          4,565         25,711         27,384
  Research and development ..............            9         46,946         54,737        168,389
  Selling, general & administration .....      382,718        318,666        874,387        926,681
  Depreciation & amortization ...........        9,137          8,550         27,411         25,650
                                          ------------   ------------   ------------   ------------
    Total expenses ......................      399,364        378,727        982,247      1,148,104

                                          ------------   ------------   ------------   ------------
Operating loss ..........................     (159,167)      (253,076)      (440,005)      (603,676)

Interest income - net of interest expense       (6,515)           942         (5,829)         2,604
                                          ------------   ------------   ------------   ------------
    Loss before income taxes ............     (165,682)      (252,134)      (445,834)      (601,072)

Minority interest in net loss ...........        8,904         15,448         27,115         15,448
Income taxes expense ....................            -              -              -              -
                                          ------------   ------------   ------------   ------------
    Net loss ............................ $   (156,778)  $   (236,686)  $   (418,718)  $   (585,624)
                                          ============   ============   ============   ============

Basic and diluted loss per share
  Net loss per common share ............. $      (0.01)  $      (0.03)  $      (0.04)  $      (0.06)
                                          ============   ============   ============   ============

Weighted average shares
  outstanding (basic and diluted) .......   11,260,136      9,260,136      9,934,129      9,260,136
                                          ============   ============   ============   ============

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  4

                                           HYDRON TECHNOLOGIES, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                          COMMON STOCK      PREFERRED STOCK   ADDITIONAL                 TREASURY
                      --------------------  ---------------    PAID-IN     ACCUMULATED     STOCK      TOTAL
                        SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL      DEFICIT      (AT COST)    EQUITY
                      ----------  --------  ------   ------  -----------  ------------   --------   ---------
Balance at
December 31, 2004      9,320,336  $ 93,203       -        -  $20,736,049  $(20,427,661)  $ (7,816)    393,775

  Warrents issued
  in connection with
  loan payable                                                    24,000                               24,000

  Issuance of Common
  shares for CRI
  acquisition          2,000,000    20,000       -        -      240,000             -                260,000

  Compensation
  expense from stock
  option awards                -         -       -        -        4,261             -          -       4,261

  Net loss                     -         -       -        -            -      (418,718)         -    (418,718)
                      ----------  --------  ------   ------  -----------  ------------   --------   ---------
Balance at
September 30, 2005    11,320,336  $113,203       -   $    -  $21,004,310  $(20,846,378)  $ (7,816)  $ 263,319
                      ==========  ========  ======   ======  ===========  ============   ========   =========

                     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       5

                            HYDRON TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           2005          2004
                                                        ---------     ---------
Operating activities
  Net loss .........................................    $(418,718)    $(585,624)
    Adjustments to reconcile net loss to
     net cash used by operating activities
      Minority Interest ............................      (27,115)            -
      Depreciation and amortization ................       27,411        25,650
      Stock options issued to employees ............        4,261             -
      Deferred financing costs .....................        3,903             -
    Change in operating assets and liabilities
      Trade accounts receivables ...................      (30,844)        9,254
      Inventories ..................................        2,414        (5,822)
      Prepaid expenses and other current assets ....       43,986       (10,025)
      Deposits .....................................       12,455             -
      Accounts payable .............................       53,310        30,464
      Royalties payable ............................       (1,620)     (100,600)
      Deferred revenues ............................        9,967       (71,351)
      Interest payable .............................        4,440             -
      Accrued liabilities ..........................       (5,380)       26,189
                                                        ---------     ---------
    Net cash used in operating activities ..........     (321,530)     (681,867)

Investing activities
  Restricted cash ..................................     (118,894)            -
  Deferred product costs ...........................            -        (4,739)
  Cash acquired ....................................        6,977             -
                                                        ---------     ---------
    Net cash used in investing activities ..........     (111,917)            -

Financing activities
    Loan payable,  proceeds, net ...................      149,249        (2,966)
    Change in amount due minority interest .........            -       284,552
                                                        ---------     ---------
    Net cash provided from financing activities ....      149,249       281,586

    Net decrease in cash and cash equivalents ......     (284,198)     (400,281)

Cash and cash equivalents at beginning of period ...      339,679       964,723

                                                        ---------     ---------
Cash and cash equivalents at end of period .........    $  55,481     $ 564,442
                                                        =========     =========

Supplemental cash flow information
Warrents issued in connection with loans payable ...    $  24,000             -
Stock issued in acquisition ........................      260,000             -

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Hydron Technologies, Inc. (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended September 30, 2005 and September 30, 2004 include the accounts of Hydron Technologies, Inc. and its subsidiary, Hydron Royalty Partners Ltd LLP. All significant intercompany accounts and transactions have been eliminated.

Restricted cash

At September 30, 2005, the Company had restricted cash of $118,894, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

Stock Compensation

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at September 30, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    2005
                                                 ----------

         Net loss, as reported ..............    $ (418,718)
                                                 ----------

         Pro Forma net loss .................    $ (432,737)
                                                 ==========

         Basic and diluted loss per share
                          As reported .......    $    (0.04)
                                                 ==========
                          Pro forma .........    $    (0.04)
                                                 ==========

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

NOTE B - INVENTORIES

Inventories consist of the following:

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 2005            2004
                                             -------------   ------------

         Finished Goods ...............        $129,560        $ 93,312
         Raw materials and components .         362,522         388,684
                                               --------        --------

                                               $492,082        $481,996
                                               ========        ========

NOTE C - DISTRIBUTION

The majority of the Company's products are currently sold in the United States through the Company's direct marketing channels (proprietary Catalog and the Web site), and to a lesser extent through salons and doctors' offices, and internationally. The Company also sells its products to private label customers.

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

Options to purchase 228,500 shares were granted to employees during the nine months ended September 30, 2005, necessitating adjustments to the pro forma information regarding net income and earnings per share as required by FASB Statement No. 123. The Company recognized $4,261 in compensation expense at September 30, 2005.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended September 30, 2005:

                                             2005
                                            -------

         Risk-free interest rate .....      4.0%
         Expected life ...............      5 YEARS
         Expected volatility .........      106%
         Expected dividend yield .....        0%

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

NOTE E - ACQUISITION

On July 1, 2005, the Company acquired all the outstanding common stock of Critical Results, Inc. (CRI) as consideration, the Company issued 2,000,000 shares of common stock (fair value of $260,000). The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition. Intangible assets of $241,311 was recorded in this transaction which is being amortized over 10 years using the straight line method.

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the fair value of the assets of CRI acquired and the liabilities of CRI assumed:

         Cash ..........................   $ 6,977
         Accounts receivable ...........    36,107
         Inventory .....................    12,500
         Prepaid assets ................     3,062
         Deposits ......................     2,216
         Property and equipment, net ...    17,297
         Accounts payable ..............    45,629
         Other liabilities .............    13,841
                                           -------

            NET  ASSETS ................   $18,689
                                           =======

NOTE F - ACCRUED LIABILITIES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. Accrued liabilities consisted of the following:

                                           SEPTEMBER 30,     DECEMBER 31,
                                               2005              2004
                                           -------------     ------------

         Dividends payable ........          $ 83,163          $ 83,163
         Director fees payable ....            96,019            81,016
         Legal fees ...............            30,440            40,754
         Other ....................            28,792            25,020
                                             --------          --------
                                             $238,414          $229,953
                                             ========          ========

NOTE G - LOAN PAYABLE

On June 14, 2005, the Company borrowed an aggregate of One Hundred Fifty Thousand Dollars ($150,000) (collectively, the "Loans") from three individual lenders (collectively, the "Lenders"), including individuals who are (i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured (x) over the last ten trading days of the month preceding the interest payment date or, (y) if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the notes of $4,440 in stock of the Company and issued 44,000 shares at $.10 to the note holders.

In addition, in connection with the Loans, each Lender received a Common Stock Purchase Warrant (collectively, the "Warrants") entitling the holder to purchase One Hundred Thousand (100,000) shares of Common Stock at an exercise price of ten cents ($.10) per share for a five-year period. The warrants were valued using the black scholes model at $24,000, which will be amortized as additional interest expense over the life of the notes.

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

Loans Payable consisted of the following:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2005             2004
                                              -------------    ------------

         Loan Payable ..................        $ 150,000         $ 751
         Accrued interest ..............            4,440             -
                                                ---------         -----

                                                $ 154,440         $ 751
                                                =========         =====

NOTE H - GOING CONCERN

The accompanying condensed financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next three months and maybe longer based on management decisions and sales. The Company's independent accountant issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

On July 1, 2005, the Company acquired Clinical Results, Inc. (CRI), a St. Petersburg, Florida-based company. CRI is a privately held product development laboratory and contract manufacturer of cosmeceutical and other personal care products. CRI's clients range from mass market retailers to marketers of certain health food store brands, and marketers of high end brands.

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management believes that Hydron Technologies will benefit from lower manufacturing costs, and be better positioned to build its catalog and internet business, as well as expand the sale of its skin care treatments beyond its historical direct response TV and catalog operations, by utilizing CRI's broker network.

Under the terms of the agreement, Hydron Technologies acquired all of the outstanding shares of capital stock of CRI in consideration of an aggregate of two million newly-issued shares of the Company, in a transaction exempt from registration under the securities laws. Such shares will be subject to transfer restrictions unless registered under federal and applicable state securities laws or sold in a transaction exempt from registration.

Additionally, Hydron restructured both its management and its Board of Directors. David Pollock, the President of CRI, was appointed Chief Executive Officer of the Company and joined Hydron's Board, replacing Joshua Rochlin, who resigned from the Board on March 31, 2005. Douglas Reitz, M.D., CRI's co-owner, was appointed Executive Vice President of Hydron. As part of the arrangement, the Company entered in to a three-year employment agreement with Mr. Pollock and Dr. Reitz, each with an annual salary of $106,000.

Effective August 5, 2005, Terrence S. McGrath, the Company's Chief Operating Officer, resigned in order to pursue other career opportunities. Mr. McGrath's responsibilities were assumed by Mr. Pollock, Hydron's Chief Executive Officer.

In an effort to reduce operating expenses, the Company has consolidated operations by relocating Hydron Technologies' headquarters and certain warehousing facilities to the CRI manufacturing facility. While CRI will continue to provide contract manufacturing services, the Company has renamed the CRI operation as Hydron Technologies. The Company will continue its cost cutting efforts by reducing research and development costs, and cost of goods by manufacturing certain products in-house.

Management anticipates that any impact of the acquisition on cash flow will not be realized for six to nine months. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing or achieving a level of sales adequate to support its cost structure.

On October 24, 2005 the Company received proceeds of $112,500 through the partial exercise of certain warrants. (Note I)

Accordingly, there are no assurances that the Company will be successful in achieving the above objectives, or that such objectives, if realized, will enable the Company to obtain profitable operations or continue as a going concern.

                            HYDRON TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - SUBSEQUENT EVENTS

On October 24, 2005 the Company received proceeds of $112,500 through the partial exercise of certain warrants relating to a previous private placement of its securities in December 2002. These funds were received from three individuals including two individuals who are (i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

On October 24, 2005, the Board of Directors of Hydron Technologies, Inc., a New York corporation (the "Company"), adopted a resolution authorizing the extension of the exercise period for certain options to purchase common stock (the "Options") granted in connection with a private placement of securities by the Company from December 9, 2005 to December 9, 2007 (the "New Expiration Date") in consideration of the agreement of certain holders to immediately exercise 50% of the Options and purchase the underlying common stock. The shares underlying the original Options were registered by the Company under the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock underlying the Options totaled 1,750,000 shares or approximately 13.4% of the total outstanding shares of the Company.

Richard Banakus, the acting Chairman and a director, and Ronald J. Saul, a director of the Company, together with his spouse, Antonette G. Saul, are among the holders of the Options. Mr. Banakus assigned for nominal consideration certain of his Options exercisable for 250,000 shares to Mr. Saul and effective October 27, 2005 exercised Options representing an aggregate of 250,000 shares of common stock in consideration of the extension of the exercise period to the New Expiration Date for Options representing an aggregate of 750,000 shares of common stock. Mr. Saul exercised Options effective October 28, 2005, representing an aggregate of 250,000 shares and had Options representing an aggregate of 125,000 extended to the New Expiration Date. In addition, certain other holders of Options exercised Options representing an aggregate of 62,500 shares and had the exercise period for Options representing an aggregate of 62,500 shares extended to the New Expiration Date bringing the total number of shares represented by the new Options (the "New Options") exercisable at any time prior to the New Expiration Date to 937,500 or approximately 7.6% of the total outstanding shares.

Each party receiving New Options is an "accredited investor" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). The Company issued the New Options without registration under the Securities Act in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

The Company received no proceeds for the issuance of the New Options other than proceeds from the exercise of Options pursuant to the agreement of holders of Options to exercise certain Options and proceeds the Company may receive upon exercise of the New Options. The Company intends to use the proceeds of the exercise of the Options and the New Options for general working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Hydron Technologies develops, manufactures and markets a broad range of cosmetic, personal care and oral health care products using a patented moisture-attracting ingredient (the "Hydron(R) polymer") and a topical delivery system for active ingredients, including pharmaceuticals. The Company holds U.S. and international patents on, what management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

The Company's other proprietary technologies include: patented polymer skin care formulas that provide superior skin moisturization benefits and sunscreen delivery; a patented formula for a wrinkle reduction serum; and patent-pending technology associated with an evaporating emulsifier used in cosmetic treatments and acne products, that allows these topical formulations to self-adjust to the individual.

Management believes the Company's proprietary and patented technologies and finished goods product lines are unique and offer many advantages over other personal care product lines. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, offer the formulations under private label or contract manufacturing, and/or develop and market proprietary products through its own efforts.

While the Company will continue providing contract manufacturing and private label service, its primary focus is to build awareness and distribution of the Hydron(R) branded personal care products.

Catalog Sales - The Company's catalog business offers personal care products for sale directly to consumers. Customers can call and order directly from the Company or via Hydron's website. The Company is continuing to explore new ways to enhance Catalog sales and operations through various advertising and sampling campaigns, and is evaluating retail distribution of its brands and formula technologies in salons, spas and other specialty locations.

Private Label Contracting - The Company contract manufactures for a number of name brands that sell products through television shopping channels, direct response television, mass market retailers, high-end department stores, dermatologists, etc. In addition, the Company has an agreement with Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 19.2% of Hydron's total annual sales in 2004. Private label sales accounted for 36.8% of total sales during the nine months ended September 30, 2005.

International - The Company sells products to an Australia-based health and beauty products distributor for retail sale in salon stores and medical offices in Australia and New Zealand. The Company also distributes dental products in Spain and, to a lesser extent, other countries. Although this category is not significant at this time, management believes that it can expand with the introduction of the Company's brands and technologies to various international distributors, retailers and/or representatives.

Retail - The Company has established minor levels of retail distribution. Management is evaluating various retail channels of distribution, but anticipates that any significant retail effort involving core Hydron products would require investment in repackaging.

On July 7, 2005, the Company received a Notice of Allowance for Patent Application #20030165552 for the Compositions and Methods for Delivery of Cosmeceuticals. Management believes the final issuance of the patent will be during the fourth quarter of 2005. This Patent covers a unique method of emulsification whereby the emulsifier evaporates shortly after application; thus, allowing the residual product to adjust to the skins natural Ph. The Company believes, based on current scientific knowledge, that this unique benefit provides a significant advance over current competitive delivery systems in skin care. Once issued, the Company may seek to license this unique technology.

The Company has made a significant investment in the research and development of products and medical applications utilizing its patented tissue oxygenation technology. Its research and development efforts during 2004 concentrated on accumulating data for a Food and Drug Administration (FDA) application related to the oxygenation technology. A formal Request For Designation (RFD) was filed with the FDA in September 2004 to request that the FDA designate the Hydron MicroO2 Oxygenation Apparatus as a medical device. The FDA agreed in October 2004. On January 10, 2005, the Company attended a Pre-Investigational Device Exemption meeting with the FDA to present the device, however, a clear pathway for safety and clinical research requirements could not be determined at that time. It was suggested that filing a complete 510(k) application would provide the FDA with an opportunity to review additional information from Hydron. The Company is considering if and when to pursue the 510(k) filing.

RESULTS OF OPERATIONS

Total net sales for the three months ended September 30, 2005 were $403.704, an increase of $200,729 from net sales of $200,975 for the three months ended September 30, 2004. Catalog Sales net sales for the three months ended September 30, 2005 were $155,705, a decrease of $15,374 or 9.0% from sales of $171,079 for the three months ended September 30, 2004. Private Label Manufacturing net sales for the three months ended September 30, 2005 were $225,011, an increase of $223,136 from sales of $1,875 for the three months ended September 30, 2004. Shipping and handling revenues for the three months ended September 30, 2005 were $22,988, a decrease of $1,838 or 7.4% from shipping and handling revenues of $24,826 in the three months ended September 30, 2004.

For the nine months ended September 30, 2005, total net sales were $935,399, an increase of $12,195 or 1.3% from net sales of $923,204 for the nine months ended September 30, 2004. Catalog Sales net sales for the nine months ended September 30, 2005 were $514,861, a decrease of $101,901 or 16.5% from sales of $616,762 for the nine months ended September 30 2004. Private Label Manufacturing net sales for the nine months ended September 30, 2005 were $341,392, an increase of $128,160 or 60.1% from sales of $213,232 for the nine months ended September 30, 2004. Shipping and handling revenues for the nine months ended September 30, 2005 were $76,417, a decrease of $11,425 or 13.0% from shipping and handling revenues of $87,842 in the nine months ended September 30, 2004.

Catalog Sales decreased due to the Company transferred its customer care center and upgraded the order taking systems and pick/pack operation in an effort to reduce operational costs. Additionally, the Company began work on the new website, which launched at the end of October of this year. During the three months ended September 30, 2005 the Company went two months without being able to take orders on the internet, which management feels may have reduced some of the anticipated sales. Private Label Manufacturing sales increased due to the acquisition of Clinical Results, Inc. on July 1, 2005. Clinical Results is in the early stages of its manufacturing facility and has helped contribute to the overall revenue.

Cost of sales was $163,507 for the three months ended September 30, 2005, an increase of $88,183 or 117.1% from cost of sales of $75,324 for the three months ended September 30, 2004. Cost of sales was 40.5% of total sales the three months ended September 30, 2005 compared to 37.5% for the three months ended September 30, 2004. The increase in cost of sales percentage reflects the impact of this period's Private Label Manufacturing sales, that included private label sales with unusually high product cost (41.3% of sales), versus the product cost of catalog sales (21.0% of catalog sales.) Shipping and handling costs for the third quarter of 2005 were $24,644, a decrease of $5,162 or 17.3% from shipping and handling costs of $29,806 for the same period in 2004. This decrease reflects the 9.0% decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in house.

For the nine months ended September 30, 2005 cost of sales was $393,157, an increase of $14,381 or 3.8% from cost of sales of $378,776 for the nine months ended September 30, 2004. Cost of sales was 42.0% of total sales for the nine months ended September 30, 2005 compared to 41.0% for the nine months ended September 30, 2004. The increase in cost of sales percentage reflects the impact of this period's private label sales as stated above. Shipping and handling costs for the nine months were $84,922, a decrease of $12,822 or 13.1% from shipping and handling costs of $97,744 for the same period in 2004. This decrease reflects the 16.5% decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in house.

The Company's overall gross profit margin decreased to 59.5% of net sales for the three months ended September 30, 2005 versus 62.5% for the three months ended September 30, 2004. This is due primarily to the lower margin private label sales and, to a lesser degree the costs discussed above. For the nine month ended September 30, 2005 the overall gross profit margin decreased similarly to 58.0% of net sales versus 59.0% for the same period in 2004.

Royalty expenses for the three months ended September 30, 2005 were $7,500 an increase of $2,935, or 64.3%, from royalty expenses of $4,565 for the three months ended September 30, 2004. Royalty expenses for the nine months ended September 30, 2005 were $25,711; a decrease of $1,673, or 6.1%, from royalty expenses of $27,384 for the nine months ended September 30, 2004.

Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended September 30, 2005 were $9, a decrease of $46,937 or 99.98% over R&D expenses of $46,946 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 R&D expenses were $54,737, a decrease of $113,652 or 67.5% from R&D expenses of $168,389 for the same period last year. This decrease was due principally to the Company eliminating the use of outside FDA consultants in association with its oxygenation technology during 2005 versus 2004. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements. This decrease is due principally to the Company's reduced use of outside consultant. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

Selling, general, and administrative ("SG&A") expenses for the three months ended September 30, 2005 were $382,718, representing an increase of $64,052 or 20.1% from SG&A expenses of $318,666 for the three months ended September 30, 2004. Employment expense was $181,368 for the three months ended September 30, 2005, an increase of $45,558 or 33.5% from $135,810 for the three months ended September 30, 2004. This increase was due primarily to the acquisition of Clinical Results, Inc. on July 1, 2005 which includes new management, office support, the moving of manufacturing and shipping in house, severance expense and operating two offices for two months. Moving expense was $12,625 for the three months ended September 30, 2005, an increase of $12,625 or 100%, from $0 for the three months ended September 30, 2004. Moving expenses increased $12,625 due to the relocation of the Company's operations to the Clinical Results, Inc. manufacturing facility. Postage expense was $10,614 for the three months ended September 30, 2005, a decrease of $7,302 or 40.8%, from $17,916 for the three months ended September 30, 2004. This decrease was related principally to a new catalog marketing strategy, which reduces mailing frequency to customers who have not purchased in the last 24 months. All other expenses were $178,111 for the three months ended September 30, 2005, an increase of $13,171 or 8.0% from $164,940 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 selling, general, and administrative expenses were $874,387, a decrease of $52,294 or 5.6% from $926,681 for the same period last year.

Depreciation and amortization expense was $9,137 for the three months ended September 30, 2005, an increase of $587 or 6.9% from $8,550 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 depreciation and amortization were $27,411, an increase of $1,761 or 6.9% from $25,650 for the same period last year.

Net interest income (expense) was $(6,515) for the three months ended September 30, 2005 compared to net interest income of $942 for the three months ended September 30, 2004. The Company maintains a conservative investment strategy with respect to its cash balances, deriving investment income primarily from U.S. Treasury securities. The increase in interest expense was primarily due to the interest on the loan payable and the warrants in 2005.

The Company had a net loss of $156,778, representing a decrease of $79,908 or 33.8% for the three months ended September 30, 2005 from the net loss of $236,686 for the three months ended September 30, 2004, a result primarily of the factors discussed above.

For the nine months ended September 30, 2005, the company had a net loss of $418,718, an decrease of $166,906 or 28.5% from net loss of $585,624 for the nine months ended September 30, 2004. The decrease in the net loss is a result primarily of the factors discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet its working capital needs for the next three months, perhaps longer based on management decisions and order flow. Beyond that point, it will be necessary to consummate a merger, sell selected assets, or obtain an infusion of capital. On July 1, 2005 the Company acquired Clinical Results, Inc. The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

The Company's working capital was approximately $58,396 as of September 30, 2005, including cash and cash equivalents of approximately $55,481. Cash used by operating activities was $321,530.Net cash used by investing activities was $111,917 and net proceeds from financing activities were $149,249.

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

Management's plan includes implementing one or more of the following elements:

      o Emphasize Catalog sales, including sales made over the internet, since these sales have higher profit margins.

      o Evaluate the possibilities of increasing direct marketing and direct response television exposure to building brand awareness and revenues.

      o Team with third parties to build the advertising and promotion of the Hydron(R) brand, as the Company does not have the financial resources to sustain a national advertising campaign to support distribution of its production in to retail stores.

      o Develop and market new product lines based on the Company's proprietary technologies.

      o  Continue to reduce overhead and operating costs.

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

      o The Company's ability to effectively relocate operations to its new facility in St Petersburg , Fl

      o The ability of the new management to effectively execute the Company's operating plan and continue operations

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

      o The Company's dependence on a small number of customers for revenue with respect to its private label products;

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

As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information required to be included in the Company's Securities Exchange Act of 1934 filings.

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


                           PART II. OTHER INFORMATION

(a) Exhibits:

31.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HYDRON TECHNOLOGIES, INC.


                                      /s/ David Pollock
                                      -----------------
                                      David Pollock
                                      Chief Executive Officer
                                      Principal Financial and Accounting Officer

Dated: November 22, 2005