Form 10-K
period 2005-12-31
HYDRON TECHNOLOGIES INC
filed 2006-04-19
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2005 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

            4400 34TH STREET NORTH, SUITE F, ST. PETERSBURG, FL 33714
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (727) 342-5050
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any other amendment to this Form 10-KSB. [_]

     Indicate by check mark whether the registrant is a shell company accelerated filer (as defined in Exchange Act Rule 12b-2). YES [_] NO [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,713,443 based upon the closing price of $0.53 on April 17, 2006.

     Number of shares of Common Stock outstanding as of April 17, 2006:
12,201,936.

     No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

     Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

                                TABLE OF CONTENTS

PART I

Item 1.  Business..............................................................3

Item 2.  Properties...........................................................11

Item 3.  Legal Proceedings....................................................11

Item 4.  Submission of Matters to a vote of security holders..................11


PART II

Item 1.  Market for common equity and related stockholder matters.............12

Item 2.  Management's discussion and analysis or plan or operation............15

Item 3.  Other Information....................................................22

Item 4.  Consolidated Financial Statements....................................22


PART III

Item 8.  Changes & Disagreements with Accountants.............................46

Item 8A. Controls & Procedures................................................46

Item 9.  Directors, Executive officers, Promoters and Control persons
         Compliance with Section 16(a) of the Exchange Act....................47

Item 10. Executive Compensation...............................................48

Item 11. Security Ownership of certain beneficial owners and Management.......51

Item 12. Certain relationships and related transactions.......................52

Item 13. Exhibits and Reports on Form 8-K.....................................52

Item 14. Principal Accounting Fees and Services ..............................52

Signatures ...................................................................53

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Hydron Technologies, Inc. ("the Company"), a New York corporation organized on January 30, 1948, maintains its principal office at 4400 34th Street North, Suite F, St. Petersburg, FL 33714 and its telephone number is
(727) 342-5050.

         During early 2005, the Company returned its focus to the development and sales of its skin care products. For several years prior, the Company's research and development efforts were concentrated on products and medical applications utilizing its patented tissue oxygenation technology, and on accumulating data for a Food & Drug Administration (FDA) application related to this technology. On January 10, 2005, the Company attended a Pre-Investigational Device Exemption meeting with the FDA in the belief that a clear pathway for safety and clinical research requirements could be determined at that time; however, a defined methodology could not be agreed upon at that time. As a result of that meeting, and in consideration of the Company's limited working capital, management decided to refocus its efforts on non-medical technologies. The Company continues to believe that its tissue oxygenation technology has significant potential, and expects to re-institute research and development in that area when working capital allows.

         The Company's current focus is on furthering development and sales of its other proprietary products, including a newly patented evaporating emulsifier technology for use in cosmetic treatments and acne products, a number of patented polymer skin care formulas using a moisture-attracting ingredient (the "Hydron(R) polymer") that provide superior skin moisturization benefits and sunscreen delivery, and a patented formula for a wrinkle reduction serum.

         Currently, the Company markets a broad range of cosmetic and oral health care products using a moisture-attracting ingredient (the "Hydron(R) polymer") and a topical delivery system for active ingredients including pharmaceuticals. The Company holds U.S. and international patents on, what management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

         On July 1, 2005, the Company purchased Clinical Results, Inc. ("CRI"), for two million (2,000,000) shares of the Company's common stock. Through the purchase of CRI the Company has entered the business of proprietary formulations and contract manufacturing for other consumer product companies.

LIQUIDITY

         The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet its working capital needs for the next three months and or longer, based on management decisions and order flow. Beyond that point, it may be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         On July 1, 2005, the Company acquired CRI, a St. Petersburg, Florida-based company. CRI is a privately held product development laboratory and contract manufacturer of cosmeceuticals and other personal care products. CRI's clients range from mass-market retailers to marketers of high-end brands, and of certain health food store brands.

         Management believes that Hydron Technologies will benefit from lower manufacturing costs, and be better positioned to build its catalog and internet business, as well as expand the sale of its skin care treatments beyond its historical direct response TV and catalog operations, by utilizing CRI's broker network.

         Under the terms of the agreement, Hydron Technologies acquired all of the outstanding shares of capital stock of CRI in consideration of an aggregate of two million newly issued shares of the Company, in a transaction exempt from registration under the securities laws. Such shares will be subject to transfer restrictions unless registered under federal and applicable state securities laws or sold in a transaction exempt from registration.

         Additionally, Hydron restructured both its management and its Board of Directors. David Pollock, the President of CRI, was appointed Chief Executive Officer of the Company and joined Hydron's Board, replacing Joshua Rochlin, who resigned from the Board on March 31, 2005. Douglas Reitz, D.C., CRI's co-owner, was appointed Executive Vice President of Hydron. As part of the arrangement, the Company entered into a three-year employment agreement with Mr. Pollock and Dr. Reitz, each with an annual salary of $106,000.

         Effective August 5, 2005, Terrence S. McGrath, the Company's Chief Operating Officer, resigned in order to pursue other career opportunities. Mr. McGrath's responsibilities were assumed by Mr. Pollock, Hydron's Chief Executive Officer.

         While CRI will continue providing contract services for its customer base, Hydron Technologies will benefit from lower manufacturing costs, and be better positioned to expand the sale of its skincare treatments beyond its catalog operations by utilizing CRI's broker network.

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

         HYDRON(R) BRANDED SKIN CARE PRODUCTS

         The Company has been developing various consumer products using Hydron polymers since 1986. The Company's products are designed to address concerns about the visible signs of aging, and include Hydron(R) skincare, hair care, bath and body and sun care lines. The Company currently has forty three individual branded products available in the following product catagories: skin care (24 products), hair care (6 products), bath and body (11 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are available through the Hydron catalog and web site at www.hydron.com ("Catalog"). The Company also markets a number of customized formulations under private label and contract manufacturing for various outside brands.

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

         The Company's products are independently tested by dermatologist and, in their opinion, are considered to be safe, non-irritating and applicable to most skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's branded moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner.

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

         The Company discovered that the Hydron emulsion system also adjusts pH on the skin to match the pH of the stratum corneum, the skin's surface layer. The pH range of the emulsion system is ideal for promoting the skin's natural healing process and enzyme production responsible for rebuilding the skin's lipid barrier. In January 2006, the Company was granted U.S. Patent Number 6,984,391 for its Compositions and Method for Delivery of Skin Cosmeceuticals to cover this technology, which also applies to a new acne treatment system.

PROFESSIONAL PRODUCTS

         The Company has also developed and currently markets a group of Hydron polymer-based products for dental professionals under the Hydrocryl(R) brand name. These include a heat cured material used in the manufacture of dentures, as well as cold cure kits used in connection with the relining or repairing of existing Hydrocryl or conventional acrylic dentures that is necessitated by the continual changes that occur in the tissue structure of the mouth. Management believes that the hydrophilic, or moisture attracting properties, of these Hydron(R) polymer-based products give them competitive advantages over conventional acrylic dentures and denture repair kits, which are not hydrophilic. Sales of Hydrocryl(R) brand name products were minimal in 2005 and 2004.

DISTRIBUTION

         The majority of the Company's products are currently sold in the United States through Hydron direct marketing channels (proprietary Catalog and the World Wide Web site). The Company also sells its products to private label customers and, to a lesser extent, internationally through salons and doctors offices. While in prior years television retail was the primary focus for the marketing and distribution of the Company's products, management believes that the Company's exclusive agreements with television retailers had limited the marketing opportunities to build its business through additional sales channels. Under exclusive contracts with television retailers the Company neither controlled its airtime nor the selling priorities of those television retailers, effectively handicapping the Company's ability to influence sales trends. Should the Company return to television retailers it will not enter into exclusive agreements.

         The Company began diversifying away from television retailers in 2001 with continued focus on developing the Catalog business and the addition of a private label customer to provide additional cash flow. Further, the Company has been pursuing expanded international distribution and new products that would significantly augment Hydron's direct marketing efforts. This includes its recently granted emulsion patent which, among other benefits, can generate new acne formulas that the Company believes provides marked performance improvements versus other over-the-counter products currently on the market.

Catalog Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represented approximately 46% of Hydron's total annual sales in 2005 and 69% in 2004. The Company is continuing to explore new ways to enhance Catalog sales and operations.

Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 16% of Hydron's total annual sales in 2005 and 19% in 2004.

Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the six months of combined operations ending December 31, 2005, non-Hydron Technologies, Inc. related contract manufacturing revenue represented 30% of Hydron's total sales.

International - The Company sells limited quantities of its products to an Australia-based health and beauty products distributor for retail sale in salon stores and medical offices in Australia and New Zealand. The Company also distributes dental products in Spain and, to a lesser extent, other countries.

Retail - The Company has established minor levels of retail distribution. Initially, utilizing excess inventory and current packaging configurations, the Company has sold product on a limited, promotional basis to several retailers. It is anticipated that any significant retail effort of core Hydron products would require investment in repackaging.

RESEARCH AND DEVELOPMENT

         During the last two years, the Company's research and development efforts advanced groundbreaking research into oxygenated wound treatments, healing enhancement, and skin care that may provide anti-aging treatments. Where possible, the Company may license these technologies to other companies with expertise in specific applications. Research and development efforts include product formulation, clinical testing, packaging design and prototypes, extensive product safety and stability testing conducted by medical professionals, efficacy studies to support product claims, and consumer research.

         The Company continues to concentrate research and development on proprietary technology-based products as determined by management's assessment of consumer demand. The Company's research and development efforts during 2004 focused on accumulating data for Food and Drug Administration (FDA) application for the Company's oxygenation application.

         Management has completed development of an acne ingredient delivery system. The technology allows for acidic ingredients to be delivered to the skin's stratum corneum at neutral pH (~6.8 to 7.0), where it then gradually adjusts to match the pH of the stratum corneum below 5.5. This delivery technique avoids the irritation and burning associated with traditional acne treatments that deliver ingredients at pH values as low as 2.0. The Company was granted U.S. patents on this technology in January 2006.

         In the current acne market, medicinal treatments can often be more irritating and elicit more redness than the skin condition itself. The Company's new system significantly reduces the harshness and irritation associated with such products.

         Prior to June 2005, Charles Fox, a consultant and a former member of the Company's Board of Directors from September 1997 to October 1998, led the Company's research and development efforts. Mr. Fox was formerly director of product development for Warner Lambert Company's personal products division and was a former president of the Society of Cosmetic Chemists.

         Beginning on July 1, David Pollock and Dr. Richard Douglas Reitz, the Company's CEO and EVP, respectively, head the Company's R&D effort.

PATENTED TECHNOLOGY

         The Company strongly believes that technology and patent protection are essential to providing a sound foundation for a new product. In January 2006, the Company was granted U.S. Patent Number 6,984,391 for its Compositions and Method for Delivery of Skin Cosmeceuticals. This patent covers a unique evaporating emulsifier system that the Company believes is a significant breakthrough in skin care. It is evident in recent skin research that the pH range of the emulsion system is essential in contributing to the skin's natural healing process and the enzyme production responsible for rebuilding the skin's lipid barrier. The benefits provided by this pH self-adjusting system provides clinically proven benefits over competitive products

         The Company was granted a U.S. patent on its new super-oxygenation technology in November 2003. This patent covers the process of applying a liquid containing pure oxygen micro-bubbles to the surface of the skin such that the oxygen penetrates the skin and oxygenates the underlying tissue. The Company has applied for international patents on this technology in approximately 29 countries, which are in various stages of review as of December 31, 2005. The Company expects these patent applications to be approved over the next few years.

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

MANUFACTURING AND RAW MATERIALS

         Until July 1, 2005, Hydron polymer-based products were manufactured exclusively for the Company by independent third parties. The Company had used principally two manufacturers of cosmetic products because of the quality of their production and reasonable costs. All raw material and packaging components for the Company's consumer and professional product lines are readily available to the Company from a variety of sources.

         Since July 1, 2005 the Company is manufacturing the majority of its products at its own facility.

         The Company is not dependent upon any sole manufacturer or supplier for any of its raw materials or ingredients.

AGREEMENT WITH VALERA PHARMACEUTICALS ("VALERA")

         Under the terms of an agreement with Valera, which was assigned from GP Strategies Corporation ("GPS"), the Company has an exclusive worldwide license to manufacture, market or use non-prescription products that include the Hydron polymer in the consumer field, including in connection with cosmetic products and certain personal care products, and in the oral health field, including dentures. Under the Valera Agreement, Valera retains the exclusive right to manufacture, sell or distribute any prescription drug or medical device made with the Hydron polymer, other than in the oral health field. In addition, under the Valera Agreement, the Company and Valera may each manufacture, sell, and use non-prescription drug products that include the Hydron polymer as an active ingredient, that are not included in their respective exclusive fields.

         Under the Valera Agreement, Valera also licenses to the Company the trademark Hydron for use in connection with the manufacture, marketing and use of products using Hydron polymers as permitted under the Valera Agreement.

         Under the terms of the Valera Agreement, the Company and Valera are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron polymer products, except for sales of certain specified non-prescription drug products utilizing the Hydron polymer as an active ingredient to third parties. Where either party receives an up-front license fee, royalty or similar payment from non-prescription drug products, that party shall pay the other party a royalty of twenty-five percent (25%) of such payments.

         An aggregate of $29,512 and $29,132 was accrued and unpaid as of December 31, 2005 and 2004, respectively. This amount is adequate to cover any royalties that are payable through that date. The Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments.

         On February 1, 2006 Valera Pharmaceuticals became a publicly traded company through an Initial Public Offering of its common shares. The Company's shares are traded on NASDAQ under the symbol VLRX.

LIMITED LIABILITY PARTNERSHIP

         In August 2004, The Company established Hydron Royalty Partners, LLLP, a limited liability limited partnership, to fund the then existing royalty obligations in consideration for the right to receive future royalty receipts from Valera Pharmaceuticals, Inc. Hydron Technologies, Inc., the general partner, assigned its rights in the Valera Agreement to the Partnership. The Partnership assumed the existing liability for prior period royalties ($127,984) and will annually pay the first $30,000 of any future royalties due to Valera through 2008 in return for the right to receive any future royalties that may be due from Valera on their new products. The Company, as general partner, holds 50.001% of the partnership interests, and the limited partnership interests represent in the aggregate the remaining 49.999%.

INVENTORY

         The Company did not have any backorder of firm booked orders of Hydron branded product as of December 31, 2005 and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders placed by Hydron's private label customers and television retailers fluctuate on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within two business days of the placement of the order.

         Most items can be produced within a 45-day period. Since the Company manufacturers products in house and has reduced the lead time for production, the finished goods inventory can be reduced to an average between 3 - 6 months of sales. Packaging components must be printed in larger quantities and the level of those types of items may exceed 12 months of sales. The inventory level of the Hydron polymer exceeds several years'.

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

COMPETITION

         The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions, and line extensions also have a significant impact on consumer buying decisions. The Company competes against a number of marketers of skin care products, many of which have substantially greater resources than the Company.

SEASONALITY

         The Company's results of operations are not subject to seasonal fluctuations.

EMPLOYEES

         The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervise its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company, as of December 31, 2005, had fifteen full time positions.

ITEM 2.  PROPERTIES

         The Company currently leases office space at 4400 34th St North, Suites F and H, under two non-cancelable leases in St. Petersburg, Florida, which expire between April and September 2008. The lease on this office space (21,000 square feet) requires a monthly rent of approximately $4,119, including taxes and common area expenses.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Meeting of the Shareholders of the Company was held on November 15, 2004, in Boca Raton, Florida (the "Meeting"). At the Meeting, the shareholders of the Company voted on proposals to (i) elect a Board of four directors to serve until the Company's next meeting of shareholders and until their successors are elected and qualified and approve the Company's 2003 Stock Plan. The results of the voting appointed the following Directors:

         Richard Banakus
         Joshua Rochlin
         Karen Gray
         Ronald J. Saul

         The Shareholders also approved the adoption of the Company's 2003 Stock Plan and ratified the Audit Committee's selection of DaszkalBolton LLP as the Company's independent Certified Public Accountants for the year ended December 31, 2004.There was no shareholder meeting held in 2005.

                                     PART II

ITEM 1. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         The Company's Common Stock is quoted on the OTC Bulletin Board, a regulated quotation service for over-the-counter securities not listed or traded on NASDAQ or a national securities exchange, under the symbol HTEC.OB. The following tables indicate the high and low closing prices for the Company's Common Stock as reported by the OTC Bulletin Board.

                             HIGH            LOW
                            CLOSING        CLOSING
                             PRICE          PRICE
                            -------        -------
     2005
--------------
Fourth Quarter               $0.45          $0.21
Third Quarter                 0.50           0.13
Second Quarter                0.14           0.08
First Quarter                 0.30           0.15

     2004
--------------
Fourth Quarter               $0.45          $0.16
Third Quarter                 0.42           0.27
Second Quarter                0.80           0.37
First Quarter                 0.82           0.57

         As of December 31, 2005, there were approximately 985 shareholders of record of the Company's Common Stock. The number of shareholders of record will decline as the Company's transfer agent has notified the Company of its intent to transfer shares, held in the name of shareholders that it has not been able to locate, to the proper authorities in compliance with state law requirements relating to unclaimed property.

DIVIDENDS AND DIVIDEND POLICY

         The Company does not contemplate paying dividends in the near-term. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 10, 2002, the Company completed the sale in a non-broker transaction to accredited investors of 1,750,000 units, comprised of one share of Common Stock and one option to purchase one share of Common Stock, at an exercise price of $.20 per share for a three-year period commencing on the date of issuance. The purchase price for each unit was $.20, resulting in gross proceeds to the Company of $350,000.

         In addition, on November 14, 2003, the Company completed the sale in a non-brokered transaction to accredited investors of 2,230,000 units, comprised of one share of its Common Stock and one common stock purchase warrant, exercisable for one share of Common Stock at an exercise price of $1 per share, for a five-year period commencing on the date of issuance. The purchase price for each unit was $.50, resulting in gross proceeds to the Company of $1,105,000.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes share information about the Company's equity compensation plans, including the company's Stock Option Plan ("the Plan") and non-plan equity compensation agreements as of December 31, 2005:

                                  NUMBER OF SECURITIES                                 NUMBER OF SECURITIES
                                      TO BE ISSUED           WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                  UPON EXERCISE OF           EXERCISE PRICE OF         FUTURE ISSUANCE UNDER
                                  OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,        EQUITY COMPENSATION
        PLAN CATEGORY             WARRANTS AND RIGHTS       WARRANTS AND RIGHTS                PLANS
-----------------------------     --------------------      --------------------      -----------------------
Equity compensation plans
approved by security holders           1,357,000                   $ 0.37                        (1)

Equity Compensation plans not
approved by security holders              44,500                   $ 0.25                        (1)

                                       ---------
                       Total           1,401,500                   $ 0.36
                                       =========

__________

(1) The 2003 Stock Plan was approved at the November 15, 2004 shareholders' meeting. The aggregate number of shares that may be issued under the Plan can not exceed 15% of the total outstanding shares. As of December 31, 2004, the number of Securities for future issuance under the 2003 Stock Plan was 751,525 and 64,600 for all previous plans.

EQUITY COMPENSATION PLANS APPROVED BY SHAREHOLDERS

         The 1993 Non-Employee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 2005

         On November 10, 1997, the Board of Directors of the Company adopted the 1997 Non-Employee Director Stock Option Plan ("1997 Plan"). This plan was approved by the shareholders on December 17, 1997. The purpose of the 1997 Plan is to assist the Company in attracting and retaining experienced and knowledgeable non-employee directors who will continue to work for the best interests of the Company.

         The 1997 Plan provides nonqualified stock options for non-employee directors to purchase an aggregate of 100,000 shares of Common Stock, with grants of options to purchase 2,000 shares to each non-employee director on October 1, 1997, grants of options to purchase 2,000 shares on each May 1st thereafter (starting in 1999), and grants of options to purchase 2,000 shares upon election or appointment of any new non-employee directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option.

         The 1997 Plan also provides nonqualified stock options for non-employee directors who serve on committees of the Board of Directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under this provision of the 1997 Plan during the year ended December 31, 2005

         During August 1999, the Company agreed to grant an option to purchase 18,000 shares of the Company's Common Stock to each of the five individuals comprising the Board of Directors, subject to shareholders' approval at the next annual meeting, at an exercise price of $.64065 per share.

         In August 2001, the Company agreed to increase the options granted to Board members each year. Subject to shareholders' approval, the Company agreed to grant options to purchase a total of 20,000 shares of the Company's Common Stock to each of the five individuals comprising the Board of Directors, beginning with the calendar year 2000. Each Board member will receive options to purchase 18,000 shares of common stock at an exercise price of $.20157 for their service in 2000, and options to purchase 20,000 shares of common stock at an exercise price of $.4275 for their service in 2001, $.3155 for their services in 2002, $.2430 for their services in 2003, $.5945 for their services in 2004 and $.1105 for their services in 2005. On November 15, 2004, the Shareholders' approved a new 2003 Stock Plan that ratified these actions by the Board of Directors.

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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed consolidated financial statements and related notes contained in this annual report on Form 10-KSB ("Form 10-KSB"). All statements other than statements of historical fact included in this Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income;
2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-KSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

OVERVIEW

         In late January 2005, the Company refocused its efforts to skin care formulations and sales. On July 1, 2005, the Company purchased CRI, Inc. and BRI, Inc., related companies providing both skin care formulation consulting and a newly started contract manufacturing business. The Company believes that the vertical capabilities added by this acquisition will be beneficial to the Company as it expands beyond its historical base.

         In January 2006, the Company was granted U.S. Patent Number 6,984,391 for its Compositions and Method for Delivery of Skin Cosmeceuticals, which also applies to a new acne treatment system. The Company believes that this unique emulsion system has significant advantages over the widely used surfactant emulsions employed by most skin care formulators and manufacturers, and will seek licensing opportunities whenever possible.

         In November 2003, the Company was granted a patent on its new oxygenation technology that provides a method for delivering oxygen into the skin and tissue at depths considered medically therapeutic. This unique technology utilizes topical applications, eliminating reliance on the blood steam. Preliminary research was conducted at the University of Massachusetts and Florida Atlantic University and the process to obtain FDA approval was initiated. Management plans to research additional medical applications if and when Hydron obtains FDA approval.

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

         In 2002 the Company virtually eliminated sales made through television retailers, having terminated the exclusive relationship with HSN in late 2001, and as revenues derived from resales by QVC to prior customers declined. Management expects that in 2005 and beyond, an increasing portion of the Company's skin care sales will be generated from direct marketing utilizing direct response mail, the Company's catalog and web site, and licensing arrangements. Management also expects that the Company will generate an increasing portion of its revenues from sales made through private label partners and will look for other opportunities to sell the Company's products through similar arrangements. Management anticipates introducing new cosmetic products based on its oxygenation technology, which it believes will open doors for new distribution. However, the types and timing of the introduction of new cosmetic products will depend upon the results of further clinical testing.

         In August 2004, Hydron Technologies, Inc. (Hydron), as general partner, formed Hydron Royalty Partners, LLLP (Partners) a Limited Liability Limited Partnership for the purpose of funding existing royalty obligations and a portion of future royalty obligations in consideration of sharing future royalty income that may arise from Hydron's agreement with Valera Pharmaceuticals, Inc. (Valera). Partners has completed a non-brokered private placement of Limited Partnership Interest to ten accredited investors including Hydron's Chairman, Richard Banakus and a Hydron Director, Ronald J. Saul. Each limited partner invested $30,000 or an aggregate of $300,000 for a 49.999% interest in Partners. The establishment of Partners allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity.

RESULTS OF OPERATIONS - 2005 VERSUS 2004

         Total net sales for 2005 were $1,462,639, an increase of $277,225 or 23% from net sales of $1,185,416 for the year ended December 31, 2004. Catalog Sales net sales for 2005 were $679,901, a decrease of $139,134 or 17% from sales of $819,035 for 2004. Private Label and Contract Manufacturing net sales for 2005 were $667,514, an increase of $438,273 or 191% from sales of $229,241 for
2004. Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. Net sales of dental products for 2005 were $13,868, a decrease of $4,654 or 25% from sales of $18,522 in 2004. Shipping and handling revenues for 2005 were $97,815, a decrease of $20,802 or 17% from shipping and handling revenues of $118,617 in 2004.

         Catalog Sales decreased as the Company transferred its customer care center and upgraded the order taking systems and pick/pack operation in an effort to reduce operational costs. Additionally, the Company began work on the new website, which launched at the end of October of this year. During 2005 the Company went two months without being able to take orders on the Internet, which management feels may have reduced some of the anticipated sales. Private Label Manufacturing sales increased due to the acquisition of Clinical Results, Inc. on July 1, 2005. Clinical Results is in the early stages of its manufacturing facility and has helped contribute to the overall revenue.

         Cost of sales was $731,083 for 2005, an increase of $205,766 or 39% from cost of sales of $525,317 for 2004. Cost of sales was 50% of total sales in 2005 compared to 44% in 2004. The increase in the cost of sales percentage reflects the impact of private label sales and an unfavorable inventory valuation adjustment. Cost of sales for private label sales was in direct proportion to the sales level. The Company monitors its inventory levels closely and writes-down any inventory in excess of a one-year supply. Cost of sales include charges of $100,853 in 2005 to adjust inventories to a one-year supply valued at the lower of cost or realizable value on a FIFO basis. Similar charges for 2004 were $59,412. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment. Shipping and handling costs for 2005 were $123,823, a decrease of $6,545 or 5% from shipping and handling costs of $130,368 for the same period in 2004. This decrease reflects the 17% decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in house.

         The Company's overall gross profit margin decreased to 50% of net sales for 2005 versus 56% for 2004. This reflects the costs discussed above, less the relative mix of higher margin catalog sales versus lower margin private label sales.

         Royalty expenses in 2005 were $36,211 and $36,331 in 2004. An aggregate of $29,512 was accrued and unpaid as of December 31, 2005. This amount is adequate to cover any royalties that are payable through December 2005.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $55,037 in 2005, a decrease of $224,928 or 80% from R&D expenses of $279,965 in 2004. This decrease was due principally to the Company eliminating the use of outside FDA consultants in association with its oxygenation technology during 2005 versus 2004. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses in 2005 were $1,358,867, representing an increase of $174,544 or 15% from SG&A expenses of $1,184,323 in 2004. Advertising and promotional expenses in 2005 were $80,729, an increase of $19,098 or 31% from advertising and promotional expenses of $61,631 in 2004. This increase is due to new advertising initiatives taken by the Company to increase sales. Sales commissions in 2005 were $968, a decrease of $10,322 or 91% from sales commissions of $11,290 in 2004. The decreased sales commissions reflect that sales are now handled by non-commissioned sales representatives. Professional expenses (legal and audit) were $166,032 in 2005, an increase of $42,581 or 34% from the $123,451 incurred in 2004. The increase in professional fees involved costs associated with the acquisition of CRI in 2005 offset by increases from a registration statement filed in July and the proxy statement for the shareholders meeting held November 15, 2004. Payroll expense was $462,973 in 2005, an increase of $21,164 or 5% from $441,809 in 2004. This increase was due primarily to the acquisition of Clinical Results, Inc. on July 1, 2005 which includes new management, office support, the moving of manufacturing and shipping in house, severance expense and operating two offices for two months. Moving expenses were $26,899 in 2005, an increase of $26,899 from $0 in 2004.This increase was due to the relocation of the Company's operations to the Clinical Results, Inc. manufacturing facility. Bad debts in 2005 were $40,560, an increase of $40,560 from $0 in 2004. This increase is due to the write off of certain receivables deemed uncollectible. All other expenses were $580,706 for 2005, an increase of $33,596 or 6% from $547,110 in 2004.

         Depreciation and amortization expense was $59,090 for 2005, an increase of $25,173 or 74% from $33,917 in 2004. The increase was due primarily to the amortization of the intangible of the purchase of CRI.

         Net interest (expense) was ($29,730) in 2005 compared to net interest income of $3,749 in 2004. The increase in interest expense was due primarily to the interest on the loan payable and related amortization of debt discount.

         Minority interest in net loss in 2005 was $35,328 compare to $14,809 in 2004. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004 (see Limited Liability Partnership, Item 1. Business).

         The Company had a net loss of $772,051, representing a decrease of $83,828 or 10% from the net loss of $855,879 for 2004, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next three months and maybe longer based on management decisions and order flow. Beyond that point, it may be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis. The Company's working capital deficit was approximately ($188,416) at December 31, 2005, including cash and cash equivalents of approximately $36,281. Cash used by operating activities during the twelve months ended December 31, 2005 was $527,282 and $18,012 was used in investing activities. This was offset by proceeds from financing activities of $241,896.

         The Company completed a non-brokered private placement of 1,750,000 Units at $.20 per Unit ($350,000) on December 10, 2002 to several accredited investors. Each Unit is comprised of one share of Common Stock and one three-year option to buy one additional common share at $.20.

         On October 24, 2005 the Company received proceeds of $112,500 through the partial exercise of certain warrants relating to a previous private placement of its securities in December 2002. These funds were received from three individuals including two individuals who are (i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

         On October 24, 2005, the Board of Directors of Hydron Technologies, Inc., a New York corporation (the "Company"), adopted a resolution authorizing the extension of options of the exercise period for certain options to purchase common stock (the "Options") granted in connection with a private placement of securities by the Company from December 9, 2005 to December 9, 2007 (the "New Expiration Date") in consideration of the agreement of certain holders to immediately exercise a portion of the Options and purchase the underlying common stock. The shares underlying the original Options were registered by the Company under the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock underlying the Options totaled 1,750,000 shares or approximately 13.4% of the total outstanding shares of the Company.

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

         On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional common share at $1.00. As of December 31, 2005, all 2,210,000 warrants are outstanding.

         The Company registered these outstanding shares and the 4,481,500 underlying shares of outstanding warrants/options with the Securities and Exchange Commission effective July 22, 2004. The warrants/options are a future source of capital for the Company and could generate up to $3,106,270 if they are exercised.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three investors on May 2005 (see Note 11), and two capital leases for equipment purchases of $73,224. Effective August 5, 2005, the Company relocated its offices to St Petersburg, Fl. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

      o Evaluate the possibilities of increasing direct marketing and direct response television exposure to build brand awareness and revenues.

      o Team with third parties to build the advertising and promotion of the Hydron(R) brand, as the Company does not have the financial resources to sustain a national advertising campaign to support distribution of its production into retail stores.

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

CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company will adopt the provisions of SFAS 123R in the first quarter of 2006. The Company believes the adoption of SFAS 123R will result in increased compensation expense in its consolidated statement of operations.

         SFAS No. 154, "Accounting Changes and Error Corrections," was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 to have a material impact on the Company's consolidated financial condition or results of operations.

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

ITEM 3.  OTHER INFORMATION

         None.

ITEM 4.  CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                        --------

Reports of Independent Registered Public Accounting Firm ...............   23

Consolidated Financial Statements:

         Balance Sheet as of December 31, 2005 .........................   24

         Statements of Operations for the
         Years ended December 31, 2005 and 2004 ........................   25

         Statements of Changes in Shareholders' Equity for the
         Years ended December 31, 2005, and 2004 .......................   26

         Statements of Cash Flow for the
         Years ended December 31, 2005 and 2004 ........................   27

         Notes to Consolidated Financial Statements .................... 28 - 45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Hydron Technologies, Inc.


         We have audited the accompanying consolidated balance sheet of Hydron Technologies, Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hydron Technologies, Inc. as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency at December 31, 2005 and has experienced losses from operations in 2005 and 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented direct marketing techniques to increase the more profitable catalog sales, add new customers, and take advantage of new distribution channels (see Note 14 to consolidated Financial Statements). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DaszkalBolton LLP
---------------------
Boca Raton, Florida
April 14, 2006

                            HYDRON TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                       As of
                                                                   DECEMBER 31,
                                                                       2005
                                                                   ------------
                                     ASSETS

Current Assets
  Cash and cash equivalents .....................................  $     36,281
  Restricted cash ...............................................       112,334
  Trade accounts receivable, net ................................       147,130
  Inventories ...................................................       406,164
  Prepaid expenses and other current assets .....................        31,193
                                                                   ------------
      Total current assets ......................................       733,102

Property and equipment, net .....................................       136,352

Deferred product costs, net .....................................       160,955
Intangible assets, net ..........................................       222,634
Deposits ........................................................         7,579
                                                                   ------------
      Total Assets ..............................................  $  1,260,622
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ..............................................  $    333,398
  Loans payable, net ............................................       146,700
  Royalties payable .............................................        29,512
  Deferred revenues .............................................       134,533
  Accrued liabilities ...........................................       254,727
  Current portion of capital leases payable .....................        22,648
                                                                   ------------
      Total current liabilities .................................       921,518

Long term liabilities
  Capital leases payable ........................................        50,576

  Minority interest in consolidated partnership .................       249,863

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value 5,000,000 shares authorized;
   no shares issued or outstanding ..............................             -
  Common stock - $.01 par value 30,000,000 shares authorized;
   11,926,836 shares issued and outstanding .....................       119,268
  Additional paid-in capital ....................................    21,126,925
  Accumulated deficit ...........................................   (21,199,712)
  Treasury stock, at cost; 10,000 ...............................        (7,816)
                                                                   ------------
      Total Shareholders' equity ................................        38,665

                                                                   ------------
      Total liabilities and shareholders equity .................  $  1,260,622
                                                                   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            HYDRON TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                       2005            2004
                                                   ------------    ------------

Net Sales ......................................   $  1,462,639    $  1,185,416
Cost of sales ..................................        731,083         525,317
                                                   ------------    ------------
Gross profit ...................................        731,556         660,099

Expenses
  Royalty expense ..............................         36,211          36,331
  Research and development .....................         55,037         279,965
  Selling, general & administration ............      1,358,867       1,184,323
  Depreciation & amortization ..................         59,090          33,917
                                                   ------------    ------------
      Total expenses ...........................      1,509,205       1,534,536

                                                   ------------    ------------
Operating loss .................................       (777,649)       (874,437)

Interest income (expense) - net ................        (29,730)          3,749
                                                   ------------    ------------
  Loss before income taxes and minority interest       (807,379)       (870,688)

Income taxes ...................................              -               -
Minority interest in net loss of subsidiary ....         35,328          14,809
                                                   ------------    ------------
  Net loss .....................................   $   (772,051)   $   (855,879)
                                                   ============    ============

Basic and diluted loss per share
  Net loss per common share ....................   $      (0.07)   $      (0.09)
                                                   ============    ============

Weighted average shares
  outstanding (basic and diluted) ..............     10,439,817       9,272,789
                                                   ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   HYDRON TECHNOLOGIES, INC.
                                   Consolidated Statement of Changes in Shareholders' Equity


                                    Common Stock       Preferred Stock    Additional                   Treasury
                               ---------------------   ---------------      Paid-in      Accumulated     Stock        Total
                                 Shares      Amount    Shares   Amount      Capital        Deficit     (at cost)     Equity
                               ----------   --------   ------   ------   ------------   ------------   ---------   -----------
Balance at December 31, 2003    9,320,336   $ 93,203        -   $    -   $ 21,086,237   $(19,571,782)  $(439,158)  $ 1,168,500

  Sale of Treasury Stock ...            -          -        -        -       (409,188)             -     431,342        22,154
  Compensation expense from
    stock option awards ....            -          -        -        -         59,000              -           -        59,000
  Net loss .................            -          -        -        -              -       (855,879)          -      (855,879)
                               ----------   --------   ------   ------   ------------   ------------   ---------   -----------
Balance at December 31, 2004    9,320,336     93,203        -        -     20,736,049    (20,427,661)     (7,816)      393,775
  Exercise of stock options       562,500      5,625        -        -        106,875              -           -       112,500
  Issuance of common shares
    in lieu of cash for
    interest on loan payable       44,000        440        -        -         10,560              -           -        11,000
  Warrants issued in
    connection with loan
    payable ................            -          -        -        -         24,000              -           -        24,000
  Issuance of Common shares
    for CRI acquisition ....    2,000,000     20,000        -        -        240,000              -           -       260,000
  Compensation expense from
    stock option awards ....            -          -        -        -          9,441              -           -         9,441
  Net loss .................            -          -        -        -              -       (772,051)          -      (772,051)
                               ----------   --------   ------   ------   ------------   ------------   ---------   -----------
Balance at December 31, 2005   11,926,836    119,268        -        -     21,126,925    (21,199,712)     (7,816)       38,665
                               ==========   ========   ======   ======   ============   ============   =========   ===========

                                  See accompanying notes to consolidated financial statements

                                                               26

                            HYDRON TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        YEAR ENDED DECEMBER 31,
                                                           2005          2004
                                                        ---------     ---------
OPERATING ACTIVITIES
  Net Loss .........................................    $(772,051)    $(855,879)
    Adjustments to reconcile net loss to
     net cash used by operating activities
      Minority Interest ............................      (35,328)      (14,809)
      Depreciation and amortization ................       59,090        33,917
      Compensation expense from stock option awards         9,441        59,000
      Deferred financing costs .....................        7,470             -
      Interest expense .............................       11,000             -
    Change in operating assets and liabilities net
     of assets acquired
      Restricted cash ..............................     (112,334)            -
      Trade accounts receivable ....................     (110,526)          577
      Inventories ..................................       88,332        38,036
      Prepaid expenses and other current assets ....       39,059       (32,768)
      Deposits .....................................       14,224             -
      Accounts payable .............................      197,328        48,211
      Royalties payable ............................          380       (98,305)
      Deferred revenues ............................       43,353       (73,984)
      Interest payable .............................       13,230             -
      Accrued liabilities ..........................       20,050        (5,002)
                                                        ---------     ---------
    Net cash used by operating activities ..........     (527,282)     (901,006)

INVESTING ACTIVITIES
  Cash acquired ....................................        6,977             -
  Purchases of property and equipment ..............      (24,989)            -
  Deferred product costs ...........................            -       (42,141)
                                                        ---------     ---------
    Net cash used by investing activities ..........      (18,012)      (42,141)

FINANCING ACTIVITIES
  Loan payable, proceeds, net ......................      149,249        (4,051)
  Payments on capital leases .......................      (19,853)            -
  Proceed from exercise of stock options ...........      112,500             -
  Proceeds from sale of Treasury Stock .............            -        22,154
  Increase in minority interest of consolidated
   partnership .....................................            -       300,000
                                                        ---------     ---------
    Net cash provided from financing activities ....      241,896       318,103

                                                        ---------     ---------
    Net decrease in cash and cash equivalents ......     (303,398)     (625,044)

Cash and cash equivalents at beginning of period ...      339,679       964,723

                                                        ---------     ---------
Cash and cash equivalents at end of period .........    $  36,281     $ 339,679
                                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Warrants issued in connection with loans payable     $  24,000     $       -
   Stock issued in acquisition .....................      260,000             -
   Stock issued to pay accrued interest ............       11,000             -

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Business

         Hydron(R) Technologies, Inc. (the "Company") manufactures and sells consumer and professional products, primarily in the personal care/cosmetics field. The Company holds the exclusive license from Valera Pharmaceuticals
(VLRX), the assignee of GP Strategies Corporation (formerly National Patent Development Corporation) ("GPS") to a Hydron(R) polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which the Company uses to develop proprietary products or to license to third parties. The Company owns U.S. and international patents on a method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products.

         The Company also owns a patent entitled "Compositions and Methods for Delivery of Skin Cosmeceuticals." This patent covers the Company's unique self-adjusting pH emulsion system.

         The Company also owns U.S. and international patents on a method to infuse oxygen into the skin and tissue topically without using the blood stream. The oxygenation technology was submitted to the Food & Drug Administration to obtain the necessary approvals for medical applications; however, at this time, the necessary steps for final approval has not been determined and this project is currently on hold.

         The majority of the Company's products are currently sold in the United States through the Company's direct marketing channels (proprietary Catalog and the Web site), and to a lesser extent through salons and doctors' offices, and internationally. The Company also sells its products to private label customers. In addition, the Company manufactures products for a number of other companies on a contract manufacturing basis.

Principles of Consolidation

         The consolidated financial statements include the accounts of Hydron Technologies, Inc. and its wholly-owned subsidiary CRI purchased as of July 1, 2005, and its majority owned limited liability limited partnership, Hydron Royalty Partners, LLLP. Hydron Royalty Partners, LLLP (the "Partners") which was established in August 2004 by Hydron, the general partner, and ten limited partners for the purpose of paying outstanding and up to $30,000 annually of future royalties and licensing obligations in return for royalty and licensing payments due from Valera Pharmaceuticals, Inc. The establishment of Partners allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity. All significant inter-company transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

         Cash and cash equivalents includes $36,281 which is covered by the Federal Deposit Insurance Commission.

Restricted cash

         At December 31, 2005, the Company had restricted cash of $112,334, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

Concentration of Credit Risk

         Trade accounts receivable are due primarily from contract manufacturing customers and are usually paid to the Company within 45 days after receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral, although in some cases it requires deposits or advances.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, components and raw materials.

Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2005 and 2004, there were no deemed impairment of long-lived assets.

Property and Equipment

         Property and equipment, consisting primarily of furniture and equipment, is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years.

Deferred Product Costs

         Deferred product costs consist primarily of costs incurred for the purchase and development of patents and product rights (see Note 6). The deferred product costs are being amortized over their estimated useful lives of five to seventeen years using the straight-line method.

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Common Stock, Common Stock Options and Net Loss Per Share

         When the Company issues shares of common stock in exchange for services, an expense is recognized over the period in which the services are rendered. The expense is based upon the fair value of such shares, in accordance with FASB statement No. 123 "Accounting and Disclosure of Stock-Based Compensation." using a Black-Scholes pricing model, at the date such arrangements are consummated or authorized by the Board of Directors, with a corresponding credit to capital.

         The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options and has adopted the disclosure-only provisions of FASB Statement No. 123. Accordingly, $9,441 in compensation cost has been recognized in the Company's consolidated financial statements with respect to issuances in connection with the Company's stock option plans.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Company has elected to continue to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123 the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                                       Year ended December 31,
                                                       2005              2004
                                                    ---------         ---------

Net loss, as reported ......................        $(772,051)        $(855,879)

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of related tax effects .........          (15,384)         (134,000)
                                                    ---------         ---------

Pro Forma net loss .........................        $(787,435)        $(989,879)
                                                    =========         =========

Basic and diluted loss per share
                   As reported .............        $   (0.07)        $   (0.09)
                                                    =========         =========
                    Pro forma ..............        $   (0.07)        $   (0.11)
                                                    =========         =========

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Revenue Recognition

         The Company recognizes revenue when

      o  Persuasive evidence of an arrangement exists,

      o  Shipment has occurred,

      o  Price is fixed or determinable, and

      o  Collectibility is reasonably assured.

         Subject to these criteria, the Company recognizes revenue at the time of shipment of the relevant merchandise. The Company offers its individual consumer customers a thirty-day warranty and estimates an allowance for sales returns based on historical experience with product returns. For the Company's formulation and contract manufacturing business revenue is recognized when the work is complete and the client approves the formula by written correspondence.

Shipping and Handling Fees

         The Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Any amounts billed to third-party customers for shipping and handling is included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

Cost of Sales

         Prior to the acquisition of CRI, products were manufactured through third parties under contract and cost of sales included the cost of ingredients, packaging material, assembly and processing costs. Currently, with manufacturing capability, most products are manufactured in house. Inbound freight, internal transfers, and component handling costs are charged to cost of sales. Costs associated with shipping product to customers is included in cost of sales. The cost of warehousing finished product that is available for sale is included in selling, general and administrative expenses.

Research and Development Costs

         Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the years ended December 31, 2005 and 2004, expenses charged to Research and Development were $55,037 and $279,965, respectively.

Advertising

         Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses." Advertising expenses amounted to approximately $81,000 and $62,000 for the years ended December 31, 2005 and 2004, respectively.

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company will adopt the provisions of SFAS 123R in the first quarter of 2006. The Company believes the adoption of SFAS 123R will result in increased compensation expense in its consolidated Statement of Operations.

         SFAS No. 154, "Accounting Changes and Error Corrections," was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 to have a material impact on the Company's consolidated financial condition or results of operations.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short maturities

3. INVENTORIES

         At December 31, 2005, inventories consist of the following:

                                                    2005
                                                 ---------

         Finished goods .....................    $  76,265
         Raw materials and components .......      620,653
                                                 ---------
                                                   696,918

         Less: inventory valuation allowance      (290,754)
                                                 ---------
         Inventories, net ...................    $ 406,164
                                                 =========

         The Company's earnings were reduced for surplus inventory in the amounts of $100,853 and $59,412 for the years ended December 31, 2005 and 2004, respectively.

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

4. ACCOUNTS RECEIVABLES

         Accounts receivable consisted of the following at December 31, 2005 and 2004:

                                                    2005        2004
                                                 ---------    ---------

         Accounts Receivable .................   $ 172,130    $   9,614
         Less: Allowance for Doubtful accounts     (25,000)          (0)
                                                 ---------    ---------
         Accounts Receivable, Net ............   $ 147,130    $   9,614
                                                 =========    =========

5. PROPERTY AND EQUIPMENT

         At December 31, 2005 and 2004, property and equipment consisted of the following:

                                                  2005          2004
                                               ---------     ---------

         Furniture and equipment ..........    $ 357,365     $ 222,002
         Less accumulated depreciation ....     (221,013)     (209,329)
                                               ---------     ---------
                                               $ 136,352     $  12,673
                                               =========     =========

         Depreciation for the year ended December 31, 2005 and 2004 was $11,684 and $4,968, respectively.

6. DEFERRED PRODUCT COSTS

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

         The Company was granted U.S. Patent No. 6,984,391 dated January 10, 2006, which is titled "Compositions and Methods for Delivery of Skin Cosmeceuticals." This patent covers the Company's unique self-adjusting pH emulsion system.

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

         At December 31, 2005 and 2004 deferred product costs consisted of the following:

                                                  2005          2004
                                               ---------     ---------

         Deferred product cost ............    $ 351,818     $ 351,818
         Less accumulated amortization ....     (190,863)     (162,135)
                                               ---------     ---------
                                               $ 160,955     $ 189,683
                                               =========     =========

         Amortization for the years ended December 31, 2005 and 2004 was approximately $27,571 and $27,296, respectively.

         Estimated future amortization of intangible assets are as follows:

                     2006 ................             $31,264
                     2007 ................              20,214
                     2008 ................              16,667
                     2009 ................              11,746
                     2010 ................               9,432
                  thereafter .............              71,632

7. ACQUISITION

         On July 1, 2005, the Company acquired all the outstanding common stock of Clinical Results, Inc. (CRI). As consideration, the Company issued 2,000,000 shares of common stock (fair value of $260,000). The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition. Intangible asset of $241,311 was recorded in this transaction which is being amortized over 3 to 10 years using the straight line method.

         The following summarizes the fair value of the assets of CRI acquired and the liabilities of CRI assumed:

                  Cash .........................      $  6,977
                  Accounts receivable ..........        26,990
                  Inventory ....................        12,500
                  Prepaid assets ...............         3,062
                  Deposits .....................         2,216
                  Property and equipment, net ..        17,297
                  Identifiable intangible assets       241,311
                  Accounts payable .............       (45,629)
                  Other liabilities ............        (4,724)
                                                      --------
                     NET  ASSETS ...............      $260,000
                                                      ========

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

         Post-acquisition amortization of the identifiable intangible assets for the year ended December 31, 2005 was approximately $18,677. Estimated future amortization of the identifiable intangible assets are as follows:

                     2006 ................             $35,780
                     2007 ................              35,780
                     2008 ................              27,446
                     2009 ................              19,113
                     2010 ................              19,113
                  thereafter .............              85,402

8. ROYALTY AGREEMENTS

         From 1976 through 1989, the Company and GPS entered into various agreements, wherein the Company obtained the exclusive worldwide rights to market products using Hydron polymers in cosmetic and oral health fields, the two fields in which the Company has concentrated its research and development efforts, and to utilize the Hydron polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The Hydron polymer is one of the underlying technologies in many of the Company's skin care products. GPS has the exclusive worldwide license to market prescription drugs and medical devices using Hydron polymers. Further, each has the right to exploit products with Hydron polymers not in the other's exclusive fields.

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

         The Company and Valera were discussing possible ways to simplify the GPS Agreement in 2004 but were unable to reach agreement. As a result, the Company assigned its rights under the GPS Agreement to Hydron Royalty Partners, LLLP, a newly created limited liability partnership with the Company as the "General Partner." The partnership assumed the existing liability for prior period royalties ($127,984) and will annually pay the first $30,000 of any royalties due to Valera and, in return, will receive future royalties from Valera.

         An aggregate of $29,512 and $ 29,132 was accrued and unpaid as of December 31, 2005 and 2004. For the years ended December 31, 2005 and 2004, the Company's Consolidated Statement of Operations has recorded royalty expenses of approximately $36,000 and $36,000, respectively. The Company has not received any royalty payments, or been advised of any sales that would entitle the Company to royalty income.

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

9. ACCRUED LIABILITIES

         At December 31, 2005, accrued liabilities consisted of the following:

                                                  2005
                                                --------

         Dividends payable ..............       $ 83,163
         Director fee payable ...........        101,020
         Professional fees ..............         32,398
         Other ..........................         38,146
                                                --------
                                                $254,727
                                                ========

10. INCOME TAXES

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There has been no income tax expense during the two years ended December 31, 2005.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                2005           2004
                                            -----------    -----------

         Net operating loss carryforwards   $ 7,740,973    $ 8,404,000
         Tax credit carry forwards ......       180,000        180,000
         Other ..........................       181,211        202,000
                                            -----------    -----------

         Deferred tax assets ............     8,102,184      8,786,000

         Less valuation allowance .......    (8,102,184)    (8,786,000)
                                            -----------    -----------

         Total net deferred taxes .......   $         -    $         -
                                            ===========    ===========

         FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $8,102,184 valuation allowance at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance decreased by $683,816 in 2005 and increased $376,000 in 2004.

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

         As of December 31, 2005, the Company had an unused net operating loss carryforward of approximately $20,571,280 available for use on its future corporate income tax returns. This net operating loss carryforward begins to expire in December 2006 through 2025. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

         The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                   Year ended December 31,
                                                      2005        2004
                                                      ----        ----

         Tax at U.S. statutory rates ..........       (34%)       (34%)
         State income taxes, net of federal
          tax benefit .........................        (4%)        (4%)
         Valuation allowance adjustments ......        38%         38%
                                                      ----        ----
                                                        0%          0%
                                                      ====        ====

11. LOAN PAYABLE

         On June 14, 2005, the Company borrowed an aggregate of One Hundred Fifty Thousand Dollars ($150,000) (collectively, the "Loans") from three individual lenders (collectively, the "Lenders"), including individuals who are
(i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured (x) over the last ten trading days of the month preceding the interest payment date or, (y) if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders.

         In addition, in connection with the Loans, each Lender received a Common Stock Purchase Warrant (collectively, the "Warrants") entitling the holder to purchase One Hundred Thousand (100,000) shares of Common Stock at an exercise price of ten cents ($.10) per share for a five-year period. The warrants were valued using the Black Scholes model at $24,000, which will be amortized as interest expense over the life of the notes.

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

Loans Payable consisted of the following:

                                                   2005          2004
                                                ---------     ---------

         Loan Payable ......................    $ 150,000     $     751
         Accrued interest ..................       13,230             -
         Less: Deferred financing costs ....      (16,530)            -
                                                ---------     ---------
                                                $ 146,700     $     751
                                                =========     =========

12. STOCK OPTIONS AND WARRANTS

         The number of shares of common stock reserved for issuance was 5,099,000 for December 31, 2005 and 5,575,500 for 2004. This includes 2,210,000 shares for the private placement subscription agreements completed November 14, 2003.

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

STOCK OPTION PLANS

THE 1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         The 1993 Non-Employee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 2005

1997 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         During 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan. Such plan provides grants of stock options to non-employee directors of the Company to purchase an aggregate of 100,000 shares of the Company's common stock. Each non-employee director shall be granted an option to purchase 2,000 shares of the Company's common stock on each May 1st throughout the term of this plan at exercise prices equal to the average of the fair market value of the Company's common stock during the ten business days preceding the date of the grant. In addition, each non-employee director who sits on a committee of the Board of Directors shall be granted an option to purchase 500 shares of the Company's common stock under the same pricing arrangements as above. Subject to certain exceptions, no options granted under this plan shall be exercisable until one year after the date of grant. During August 1999, the Company agreed to increase the annual May 1st grant to the Board members from 2,000 to 20,000 shares of the Company's common stock and committee members from 500 to 5,000. These options expire five years from the date of grant and all outstanding options are exercisable at December 31, 2005. There are 24,000 options available for grant under this plan at December 31, 2005.

2003 STOCK PLAN

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

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

         Options to purchase 687,000 shares were granted to employees during the year ended December 31, 2005, necessitating adjustments to the pro forma information regarding net income and earnings per share as required by FASB Statement No. 123.

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

         Activity with respect to these plans is as follows:

                                                                        Weighted
                                       Number of                        Average
                                        Options/         Price          Exercise
                                        Warrants       Per Share         Price
                                       ---------     --------------     --------

Outstanding at December 31, 2003 .       221,500      0.20 to 0.92        $0.56

  Stock options granted ..........     1,033,500      0.13 to 0.59         0.33
  Stock options expired ..........       (39,500)     0.64 to 0.92         0.67
                                       ---------
Outstanding at December 31, 2004 .     1,215,500     $0.13 to $0.81       $0.37
                                       =========

  Stock options granted ..........       687,000         $ 0.28            0.28
  Stock options expired ..........      (670,500)     0.13 to 0.52         0.30
                                       ---------
Outstanding at December 31, 2005 .     1,232,000     $0.13 to $0.81       $0.34
                                       =========

OTHER OPTIONS

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

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

         On October 24, 2005, the Board of Directors adopted a resolution authorizing the extension of the exercise period for certain options to purchase common stock (the "Options") granted in connection with a private placement of securities by the Company from December 9, 2005 to December 9, 2007 (the "New Expiration Date") in consideration of the agreement of certain holders to immediately exercise a portion of the Options and purchase the underlying common stock. The shares underlying the original Options were registered by the Company under the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock underlying the Options totaled 1,750,000 shares or approximately 13.4% of the total outstanding shares of the Company.

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

                                                             Number of
                                                              Options/
                                                              Warrants
                                                             ----------

Outstanding at December 31, 2004 .....................        1,750,000

Stock options granted (including extended options) ...          937,500
Stock options exercised ..............................         (562,500)
Stock options expired ................................       (1,187,500)
                                                             ----------
Granted and outstanding at December31,2005 ...........          937,500
                                                             ==========

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

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

                                                                        Weighted
                                       Number of                        Average
                                        Options          Price          Exercise
                                        Warrants       Per Share         Price
                                       ---------     --------------     --------

Outstanding at December 31, 2004 .      150,000      $0.22 to $0.66       $0.56

  Stock options granted ..........       19,500      $0.30 to $0.31        0.30
                                       ---------
Outstanding at December 31, 2005 .      169,500       0.22 to 0.66         0.53
                                       =========

OTHER WARRANTS

         On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. As of December 31, 2005, all 2,210,000 warrants are outstanding.

         In June 2005, in connection with the loan payable, each Lender received a Common Stock Purchase Warrant entitling the holder to purchase One Hundred Thousand (100,000) shares of Common Stock at an exercise price of ten cents ($.10) per share for a five-year period. The warrants were valued using the Black Scholes model at $24,000, which will be amortized as interest expense over the life of the notes.

         The Company's Statement of Operations for the year ended December 31, 2004 includes $59,000 of research and development cost representing the fair value of options granted to the Company's FDA consultant. For the year ended December 31, 2005, interest expense includes $7,470 representing the amortization of the debt discount.

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004:

                                                        2005        2004
                                                       -------     -------

         Risk-free interest rate ..............         4.3%        4.0%
         Expected life ........................        5 years     5 years
         Expected volatility ..................         124%        106%
         Expected dividend yield ..............           0%          0%

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

         The weighted average remaining contractual life of all options outstanding at December 31, 2005 was 2.72 years.

13. COMMITMENTS

Lease
-----

         The Company leased office space under a non-cancelable lease agreement, which expired in August 2005. Net rent expense under this lease was approximately $30,800 and $66,200 in 2005 and 2004, respectively.

         The Company currently leases 21,000 sq feet of office space in under two non-cancelable leases in St Petersburg, Florida which expire between April and September 2008. Rent expense for the year ended December 31, 2005 was approximately $30,000 under these new leases. The Company also leases equipment. Equipment lease expense for the year ended December 31, 2005 was $4,854.

         The leased property under capital leases as of December 31, 2005 had a cost of $93,078, and accumulated depreciation of $2,438. Amortization of the leased property is included in depreciation expense.

         Future minimum lease payments for these leases at December 31 are as follows:

                 YEAR ENDING                             CAPITAL      OPERATING
                 December 31,                            LEASES        LEASES
                 ------------                            ------        ------

                     2006 ..........................    $  31,951     $  51,712
                     2007 ..........................       31,951        78,333
                     2008 ..........................       26,060        48,185
                     2009 ..........................            -             -
                                                        ---------     ---------
TOTAL MINIMUM LEASE OBLIGATION .....................       89,962       178,230
   LESS: INTEREST ..................................      (16,738)            -
                                                        ---------     ---------
   PRESENT VALUE OF TOTAL MINIMUM LEASE PAYMENTS ...       73,224     $ 178,230

   LESS: CURRENT PORTION ...........................      (22,648)
                                                        ---------
         NON-CURRENT PORTION .......................    $  50,576
                                                        =========

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

14. MANAGEMENT'S PLAN

         The accompanying condensed financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

         The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next three months or longer based on management decisions and sales. The Company's independent accountants issued a "going concern" opinion since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         On July 1, 2005, the Company acquired Clinical Results, Inc. (CRI), a St. Petersburg, Florida-based company. CRI is a privately held product development laboratory and contract manufacturer of cosmeceutical and other personal care products. CRI's clients range from mass market retailers to marketers of high end brands, and certain health food store brands.

         Management believes that Hydron Technologies will benefit from lower manufacturing costs, and be better positioned to build its catalog and internet business, as well as expand the sale of its skin care treatments beyond its historical direct response TV and catalog operations, by utilizing CRI's broker network.

         Under the terms of the agreement, Hydron Technologies acquired all of the outstanding shares of capital stock of CRI in consideration of an aggregate of two million newly issued shares of the Company, in a transaction exempt from registration under the securities laws. Such shares will be subject to transfer restrictions unless registered under federal and applicable state securities laws or sold in a transaction exempt from registration.

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

                            Hydron Technologies, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

15. SUBSEQUENT EVENTS

         In January 2006, the Company elected to pay the accrued interest due on the notes as of December 31, 2005 of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the note holders.

         On February 3, 2006 the Company received proceeds of $25,000 through the partial exercise of certain warrants. These funds were received from a director of the Company.

         On March 29, 2006 the Company received proceeds of $19,535 through the partial exercise of certain warrants. These funds were received from three individuals including two individuals who are (i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

         On March 31, 2006, the Company elected to pay the $21,546 in accrued interest due on the notes as of that date in stock of the Company and issued 37,800 shares at $.57 to the note holders.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Listed below are the directors and executive officers of the Company as of December 31, 2005:

         Name                               Position
         ----                               --------
         Richard Banakus                    Director, Chairman of the Board
         Karen Gray                         Director
         Ronald J. Saul                     Director
         David Pollock                      Director, Chief Executive Officer
         Douglas Reitz, D.C                 Executive Vice President

Business Experience

         Richard Banakus, age 59, has served as a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

         Karen Gray, age 47, has served as a director of the Company since December 1997 and was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Ronald J. Saul, age 58, has served as a director of the company since January 2003. From September 1992 to the present, Mr. Saul has been a financial consultant. From October 1985 through August 1992, Mr. Saul was the Treasurer and Vice President of National Intergroup, a multi company holding company. From November 1970 to September 1985, Mr. Saul held various accounting and financial positions with National Intergroup Inc. and its predecessor company, National Steel Corporation.

         David Pollock age 41, has served as a director of the Company and as CEO of the Company from July 1, 2005 to present. Mr. Pollock is responsible for developing a number of innovative products, including some of the early glycolic and alpha hydroxy acid products, the first mass market Vitamin C line, the number one selling acne system in mass market today, plus products for such brands as SkinCeuticals, Bliss, Shaklee, Ted Gibson, Vogue International, DermaFresh, Keri Lotion, CaliforniaBeauty, Desert Essence and more.

         Mr. Pollock's experience in formulating is augmented by his product marketing background as the former Vice President of Product Development for the Home Shopping Network and his senior management position with the Fuller Brush company. Mr. Pollock has been a keynote speaker at various national conferences, written a number of articles for various consumer and trade publications, been a contributing writer to a text book on delivery systems for chemists, currently serves on the Scientific Advisory Committee for CTFA(Cosmetic Toiletries & Fragrance Association) and has served on the board for FCPMA (Florida Cosmetic Pharmaceutical Manufacturers Association).

         Dr. Douglas Reitz, Executive Vice President from July 1, 2005 to present. Dr. Reitz has been involved in researching and clinical testing of a number of pain relief, anti-inflammatory, acne, anti-aging/collagen building and breakthrough delivery system technologies. Dr. Reitz brings his knowledge and expertise to HYDRON Technologies, Inc., overseeing research and clinical trials. His undergraduate study was in biochemical engineering and then went on to get his medical degree. He was in private practice for 20 years

DIRECTOR AND OFFICER RESIGNATIONS

         Mr. Joshua Rochlin resigned from the Board of Directors of Hydron Technologies, Inc. effective March 31, 2005 due to his increased commitments at Marc Ecko Enterprises. In addition, William A. Lauby resigned his position as Chief Financial Officer effective March 30, 2005 in order to pursue other career possibilities and to be closer to his family. Effective August 5, 2005, Terrence
S. McGrath, the Company's Chief Operating Officer, resigned in order to pursue other career opportunities. Mr. McGrath's responsibilities were assumed by Mr. Pollock, Hydron's Chief Executive Officer.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the year ended December 31, 2005 all filing requirements applicable to Reporting Persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information for the years ended December 31, 2005, 2004 and 2003 with respect to all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. None of the Company's other executive officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 2005.

                                        ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                     --------------------------   -----------------------------------
                                                                           AWARDS             PAYOUTS
                                                        OTHER     -------------------------   -------
                                                        ANNUAL    RESTRICTED    SECURITIES              ALL OTHER
  NAME AND PRINCIPAL                                    COMPEN-     STOCK       UNDERLYING     LTIP      COMPEN-
       POSITION               YEAR    SALARY    BONUS   SATION     AWARD(S)    OPTIONS/SARS   PAYOUTS    SATION
-------------------------     ----   --------   -----   -------   ----------   ------------   -------   ---------
Richard Banakus, Chairman     2005   $  9,689     -        -           -               -         -          -
                              2004   $ 10,530     -        -           -         198,500         -          -
                              2003   $ 10,530     -        -           -               -         -          -

Terrence S. McGrath, COO      2005   $ 71,077     -        -           -               -         -          -
                              2004   $125,000     -        -           -         425,000         -          -
                              2003   $125,000     -        -           -               -         -          -

William A. Lauby, CFO         2005   $ 27,500     -        -           -               -         -          -
                              2004   $110,000     -        -           -         225,000         -          -
                              2003   $110,000     -        -           -               -         -          -

David Pollock, CEO            2005   $ 53,000     -        -           -         400,000         -          -
                              2004   $      -     -        -           -               -         -          -
                              2003   $      -     -        -           -               -         -          -

Dr. Douglas Reitz,            2005   $ 53,000     -        -           -         200,000         -          -
Executive Vice                2004   $      -     -        -           -               -         -          -
President                     2003   $      -     -        -           -               -         -          -

         During 2005, the members of the Board were granted options to purchase 20,000 shares of the Company's common stock for participation on the Company's Board of Directors and an additional 5,000 shares if they were on a Board of Directors committee.

         The Board of Directors had approved in prior years the issuance of 198,500 options to Chairman, Richard Banakus, 425,000 options to former COO, Terrence S. McGrath and 225,000 options to former CFO, William A. Lauby, subject to the approval of the 2003 Stock Plan. The shareholders at the November 15, 2004 meeting approved the 2003 Stock Plan. Therefore these options were issued in 2004. The options issued to Mr. McGrath and Mr. Lauby were canceled in 2005 when their employment terminated.

         The following table sets forth certain information relating to option exercises effected during the year ended December 31, 2005, and the value of options held as of such date by the Company's Chief Executive Officer and all other persons who were executive officers of the Company and its subsidiaries for the year ended December 31, 2005. The Company does not have any outstanding stock appreciation rights.

      AGGREGATE OPTION EXERCISES FOR THE YEAR ENDED DECEMBER 31, 2005 AND YEAR END OPTION VALUES
                                                          Number of
                                                    securities underlying      Value(1) of unexercised
                      Shares                         unexercised options        In-the-money options
                     Acquired                       at December 31, 2005        at December 31, 2005
                        On          Value ($)           Exercisable/               Exercisable/
Name                 Exercise      Realized(2)          Unexercisable              Unexercisable
----                 --------      -----------      ---------------------      -----------------------
Richard Banakus         -0-            -0-               1,493,500(3)               $359,975 / $0
David Pollock           -0-            -0-               -0- / 400,000              $0 / $140,000
Douglas Reitz           -0-            -0-               -0- / 200,000              $0 / $70,000

__________

(1) Total value of unexercised options is based upon the closing price ($0.35) of Common Stock as reported by NASDAQ on December 30, 2005.

(2) Value realized in dollars is the amount that the shareholder is deemed to have received as the result of the exercise of options, based upon the difference between the fair market value of the Common Stock as reported by NASDAQ on the date of exercise and the exercise price of the options.

(3) Includes 750,000 unexercised options purchased in the Company's private placement completed December 10, 2002; 200,000 unexercised warrants purchased in the Company's Private Placement completed November 13, 2003; 125,000 options received in a bridge loan agreement with the Company dated August 4, 2003; 100,000 options received in a bridge loan agreement with the Company dated June 14, 2005 and 318,500 options received through the Company's Stock Option Plans.

EMPLOYMENT AGREEMENT

         The Company entered in to a three-year employment agreement with David Pollock, Chief Executive Officer of the Company and Dr. Doug Reitz, Executive Vice President of the Company each with an annual employment salary of $106,000.

COMPENSATION OF DIRECTORS

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus. Because of his status as Interim President, Mr. Banakus is treated as a non-employee director. The Company does not have a written employment agreement with Mr. Banakus.

         Non-Employee directors including Mr. Banakus receive an annual fee of $5,000, accrued quarterly. During 2005, each of Messrs. Richard Banakus, Karen Gray and Ronald J. Saul earned $5,000 for their service as a director, Joshua Rochlin who resigned on March 31, 2005, earned $1,250 as service as a director. As of December 31, 2005, unpaid directors' fees total approximately $101,021.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of December 31, 2005 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the share ownership of the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 2005, and (iv) the share ownership of all directors and executive officers of the Company, as a group (five persons).

Name and Address of                   Amount and Nature of         Approximate
Beneficial Owner                      Beneficial Ownership      Percent of Class
-------------------------------       --------------------      ----------------

Richard Banakus                           3,526,040(1)                26.3%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

Karen Gray                                  121,000(2)                 1.0%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

Ronald J. Saul                            1,653,000(3)                13.1%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

David Pollock                             1,400,000(4)                11.4%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

Dr. Douglas Reitz                         1,200,000(5)                 9.9%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

All directors and executive
officers as a group (5 persons)           7,900,040(6)                53.2%
_________

(1) Consists of 2,032,540 shares held directly and 1,493,500 shares issuable upon exercise of options and warrants.

(2) Consists of 3,000 shares held directly and 118,000 shares issuable upon exercise of options.

(3) Consists of 928,000 shares held directly and 725,000 shares issuable upon exercise of options.

(4) Consists of 1,000,000 shares held directly and 400,000 shares issuable upon exercise of options and warrants.

(5) Consists of 1,000,000 shares held directly and 200,000 shares issuable upon exercise of options and warrants.

(6) Consists of 4,963,540 shares held directly and 2,936,500 shares issuable upon exercise of options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No applicable transactions.

Item 13. Exhibits and reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a) EXHIBITS

         23.1     Consent of Independent Registered  Public Accounting Firm

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table sets forth the aggregate fees billed by the Company's principal accountant, DaszkalBolton LLP.

                                                        2005      2004
                                                      -------   -------

         Audit fees ...............................   $51,200   $29,568
         Audit-related fees .......................         -     1,150
         Tax fees (Tax compliance and planning) ...    11,181     7,500
         All other fees ...........................         -         -
                                                      -------   -------
                                                      $62,381   $38,218
                                                      =======   =======

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


Dated: April 19, 2006