Form 10-Q
period 2006-03-31
HYDRON TECHNOLOGIES INC
filed 2006-05-15
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the Quarterly Period Ended: MARCH 31, 2006

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Period from __________ to __________


                         Commission File Number: 0-6333


                            HYDRON TECHNOLOGIES, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)


                  New York                                13-1574215
                  --------                                ----------
      (State or other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)                Identification Number)


         4400 34th Street N, Suite F
         Saint Petersburg, FL 33714                     (727)342-5050
         ---------------------------                    -------------
  (Address of Principal Executive Offices)     (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. __X__ Yes    _____ No.


Number of shares of common stock outstanding as of May 9, 2006: 12,201,936


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X].

TABLE OF CONTENTS                                                           PAGE


Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -- March 31, 2006 ............   3

         Condensed Consolidated Statement of Operations --
         Three months ended March 31, 2006 and 2005 ........................   4

         Condensed Consolidated Statements of Cash Flow --
         Three months ended March 31, 2006 and 2005 ........................   5

         Notes to Condensed Consolidated Financial Statements ..............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  14

Item 3.  Controls and Procedures ...........................................  20



Part II. Other Information
--------------------------

Item 6.  Exhibits and reports on Form 8K ...................................  22

                            HYDRON TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                  MARCH 31, 2006
                                                                  --------------
                                     ASSETS
Current Assets
     Cash and cash equivalents ................................    $     13,237
     Trade accounts receivable, net ...........................         121,397
     Inventories ..............................................         378,550
     Prepaid expenses and other current assets ................          28,610
                                                                   ------------
             Total current assets .............................         541,794

Property and equipment, net ...................................         128,452

Deferred product costs, net ...................................         152,392
Intangible assets, net ........................................         213,688
Restricted cash ...............................................         104,556
Deposits ......................................................           8,154
                                                                   ------------
             Total Assets .....................................    $  1,149,036
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
     Accounts payable .........................................         368,004
     Loans payable, net .......................................         137,037
     Royalties payable ........................................          30,467
     Deferred revenues ........................................          97,598
     Accrued liabilities ......................................         269,784
     Current portion of capital leases payable ................          23,488
                                                                   ------------
         Total current liabilities ............................         926,378

Long tern liabilities
     Capital lease payable ....................................          44,379

     Minority interest in consolidated partnership ............         240,813

Commitments and contingencies

Shareholders' deficit
     Preferred stock - $.01 par value 5,000,000 shares
         authorized; no shares issued or outstanding
     Common stock - $.01 par value
         30,000,000 shares authorized; 12,201,936 shares
         issued and 9,320,336 shares outstanding ..............         122,019
     Additional paid-in capital ...............................      21,208,699
     Accumulated deficit ......................................     (21,385,436)
     Treasury stock, at cost 10,000 ...........................          (7,816)
                                                                   ------------
         Total Shareholders' deficit ..........................         (62,534)
                                                                   ------------
         Total liabilities and shareholders deficit ...........    $  1,149,036
                                                                   ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       2006            2005
                                                   ------------    ------------


Net sales ......................................   $    375,467    $    255,914
Cost of sales ..................................        145,723          97,259
                                                   ------------    ------------
Gross profit ...................................        229,744         158,655

Expenses
     Royalty expense ...........................          7,500           7,725
     Research and development ..................          1,010          38,970
     Selling, general & administration .........        363,525         275,274
     Depreciation & amortization ...............         25,410           9,137
                                                   ------------    ------------
         Total expenses ........................        397,445         331,106

                                                   ------------    ------------
Operating loss .................................       (167,702)       (172,452)

Interest (expense) income - net ................        (27,073)            422
                                                   ------------    ------------
     Loss before income taxes and minority
      interest .................................       (194,775)       (172,030)

Income taxes expense ...........................              -               -
Minority interest in net loss of subsidiary ....          9,050           8,545
                                                   ------------    ------------
         Net loss ..............................   $   (185,725)   $   (163,484)
                                                   ============    ============

Basic and diluted loss per share
     Net loss per common share .................   $      (0.02)   $      (0.02)
                                                   ============    ============

Weighted average shares
     outstanding (basic and diluted) ...........     12,201,936       9,320,336
                                                   ============    ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         2006           2005
                                                      ---------      ---------
Operating activities
  Net loss ........................................   $(185,725)     $(163,484)
    Adjustments to reconcile net loss to
      net cash used in operating activities
      Minority Interest ...........................      (9,050)        (8,545)
      Depreciation and amortization ...............      25,410          9,137
      Compensation expense from stock option awards       5,214              -
      Deferred financing costs ....................       3,567              -
      Interest expense ............................      34,776              -
    Change in operating assets and liabilities
      restricted cash .............................       7,778              -
      Trade accounts receivables ..................      25,733          8,096
      Inventories .................................      27,614          2,773
      Prepaid expenses and other current assets ...       2,583         25,143
      Deposits ....................................        (575)             -
      Accounts payable ............................      34,606        (48,104)
      Royalties payable ...........................         955         (1,381)
      Deferred revenues ...........................     (36,935)        50,392
      Accrued interest ............................     (13,230)             -
      Accrued liabilities .........................      15,057             13
                                                      ---------      ---------
    Net cash used in operating activities .........     (62,222)      (125,960)

    Net cash from investing activities ............           -              -

Financing activities
    Repayment of loans payable ....................           -           (372)
    Payments on capital leases ....................      (5,357)             -
    Proceeds from exercise of stock options .......      44,535              -
                                                      ---------      ---------
  Net cash provided by (used in) financing
   activities .....................................      39,178           (372)

    Net decrease in cash and cash equivalents .....     (23,044)      (126,332)

Cash and cash equivalents at beginning of period ..      36,281        339,679

                                                      ---------      ---------
Cash and cash equivalents at end of period ........   $  13,237      $ 213,347
                                                      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Stock issued to pay accrued interest ............   $  34,776              -

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE A - BASIS OF PRESENTATION

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005, which is included in the Company's Form 10-KSB for the year ended December 31, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE B - ACCOUNTING POLICIES

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

         The consolidated financial statements include the accounts of Hydron Technologies, Inc. and its wholly-owned subsidiary CRI purchased as of July 1, 2005, and its majority owned limited liability limited partnership, Hydron Royalty Partners, LLLP. All significant inter-company transactions have been eliminated.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

         Cash and cash equivalents includes $13,237 which is covered by the Federal Deposit Insurance Commission.

Restricted cash

         At March 31, 2006, the Company had restricted cash of $104,556 ($100,000 of which is covered by the Federal Deposit Insurance Commission), which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

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

Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets (or asset groups) over the remaining depreciation/amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the periods ended March 31, 2006 and 2005, there were no deemed impairment of long-lived assets.

Property and Equipment

         Property and equipment, consisting primarily of furniture and equipment, is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from four to six years.

Deferred Product Costs

         Deferred product costs consist primarily of costs incurred for the purchase and development of patents and product rights. The deferred product costs are being amortized over their estimated useful lives of five to seventeen years using the straight-line method.

Common Stock, Common Stock Options and Net Loss Per Share

         Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of stock options issued and other equity-based awards issued by the Company. Options granted with exercise prices equal to the grant date fair value of the Company's stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. Other equity-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value was recognized as an expense over the corresponding service period.

         Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital.

         For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $5,214 which increased net loss by $5,214. For the three months ended March 31, 2005, the Company recognized $0 of stock-based compensation expense under the intrinsic value method.

         The table below reflects the pro forma impact of valuing compensation expense of awards at fair value :

                                                    Three months ended
                                                       March 31, 2005
                                                       --------------

         Net loss, as reported ..................       $  (163,484)

         Deduct: Total stock-based employee
         compensation expense determined
         under fair value-based method for all
         awards, net of related tax effects .....                 -
                                                        -----------

         Pro Forma net loss .....................       $  (163,484)
                                                        ===========

         Basic and diluted loss per share
                            As reported .........       $     (0.02)
                                                        ===========
                            Pro forma ...........       $     (0.02)
                                                        ===========

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

NOTE C - INVENTORIES

         Inventories consist of the following at March 31, 2006:

         Finished Goods ...........................   $  80,000
         Raw materials and components .............     589,304
                                                      ---------
                                                        669,304
         Less : inventory valuation allowance .....    (290,754)
                                                      ---------
         Inventories, net .........................   $ 378,550
                                                      =========

NOTE D - ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at March 31, 2006:

         Accounts Receivable ......................   $ 146,397
         Less : Allowance for Doubtful accounts ...     (25,000)
                                                      ---------
         Accounts Receivable, Net .................   $ 121,397
                                                      =========

NOTE E - SHARE BASED COMPENSATION

         The Company recognized $5,214 in share based compensation expense for the period ended March 31, 2006. Options to purchase 9,500 shares were granted to employees during the three months ended March 31, 2006.

         For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended March 31, 2006:

         Risk-free interest rate ....   4.3%
         Expected life ..............   5 YEARS
         Expected volatility ........   124%
         Expected dividend yield ....   0%

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

NOTE F - LOAN PAYABLE

         On June 14, 2005, the Company borrowed an aggregate of One Hundred Fifty Thousand Dollars ($150,000) (collectively, the "Loans") from three individual lenders (collectively, the "Lenders"), including individuals who are
(i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured (x) over the last ten trading days of the month preceding the interest payment date or, (y) if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the company and issued 37,800 shares at $.57 to the Note holders

         In addition, in connection with the Loans, each Lender received a Common Stock Purchase Warrant (collectively, the "Warrants") entitling the holder to purchase One Hundred Thousand (100,000) shares of Common Stock at an exercise price of ten cents ($.10) per share for a five-year period. The warrants were valued using the Black Scholes model at $24,000, which is being amortized as interest expense over the life of the notes.

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

         Loans Payable consisted of the following at March 31, 2006:

         Loan Payable .............................   $ 150,000
         Less :Deferred financing costs ...........     (12,963)
                                                      ---------
               Loan Payable, net ..................   $ 137,037
                                                      =========

NOTE G - ACCRUED LIABILITIES

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

         Accrued liabilities consisted of the following at March 31, 2006:

         Dividends payable ........................   $  83,163
         Director fees payable ....................     101,020
         Professional fees ........................      46,962
         Other ....................................      38,639
                                                      ---------
               Total Accrued liabilities ..........   $ 269,784
                                                      =========

NOTE H - GOING CONCERN

         The accompanying condensed financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

         The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next three months or longer based on management decisions and sales. The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2005 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

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

         Management anticipates that any impact of the acquisition on cash flow will not be realized for nine to twelve months. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing or achieving a level of sales adequate to support its cost structure.

         Accordingly, there are no assurances that the Company will be successful in achieving the above objectives, or that such objectives, if realized, will enable the Company to obtain profitable operations or continue as a going concern.

NOTE I - SUBSEQUENT EVENTS

         Subsequent to March 31, 2006, the Company received a $60,000 payment for formulation services that its subsidiary Clinical Results, Inc had previously preformed. When certain additional consulting services are completed, the Company expects to receive another milestone payment and may receive continuing royalties thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         During early 2005, the Company returned its focus to the development and sales of its skin care products. For several years prior to 2005, the Company's research and development efforts were concentrated on products and medical applications utilizing its patented tissue oxygenation technology, and on accumulating data for a Food & Drug Administration (FDA) application related to this technology. On January 10, 2005, the Company attended a Pre-Investigational Device Exemption meeting with the FDA in the belief that a clear pathway for safety and clinical research requirements could be determined at that time; however, a defined methodology could not be agreed upon at that time. As a result of that meeting, and in consideration of the Company's limited working capital, management decided to refocus its efforts on non-medical technologies. The Company continues to believe that its tissue oxygenation technology has significant potential, and expects to re-institute research and development in that area when working capital allows.

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

         HYDRON(R) BRANDED SKIN CARE PRODUCTS

         The Company has been developing various consumer products using Hydron polymers since 1986. The Company's products are designed to address concerns about the visible signs of aging, and include Hydron(R) skincare, hair care, bath and body and sun care lines. The Company currently has forty three individual branded products available in the following product categories: skin care (24 products), hair care (6 products), bath and body (11 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are available through the Hydron catalog and web site at www.hydron.com ("Catalog"). The Company also markets a number of customized formulations under private label and contract manufacturing for various outside brands.

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

         The Company's products are independently tested by dermatologists and, in their opinion, are considered to be safe, non-irritating and applicable to most skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company's branded moisturizing products are based on the Company's patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner.

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

         Catalog Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represented approximately 41% of Hydron's total sales for the three months ended March 31, 2006 and 73% of sales the three months ended March 31, 2006. The Company is continuing to explore new ways to enhance Catalog sales and operations.

         Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 23% of Hydron's total sales for the three months ended March 31, 2006 and 15% of sales for the three months ended March 31, 2005. .

         Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the six months of combined operations ending December 31, 2005, non-Hydron Technologies, Inc. related contract manufacturing revenue represented 30% of Hydron's total sales and 32 % of sales for the three months ended March 31, 2006.

         International - The Company sells limited quantities of its products to an Australia-based health and beauty products distributor for retail sale in salon stores and medical offices in Australia and New Zealand. The Company also distributes dental products in Spain and, to a lesser extent, other countries.

RESULTS OF OPERATIONS

Results of Operations - 2006 versus 2005

         Total net sales for the three months ended March 31, 2006 were $375,467, an increase of $119,553 or 47% from net sales of $255,914 for the three months ended March 31, 2005. Catalog Sales net sales for the three months ended March 31, 2006 were $155,672, a decrease of $31,950 or 17% from sales of the three months ended March 31, 2005 of $187,622. Private Label and Contract Manufacturing net sales for the three months ended March 31, 2006 were $206,893, an increase of $167,431 or 424% from sales the three months ended March 31, 2005 of $39,462. Shipping and handling revenues for the three months ended March 31, 2006 were $12,831, a decrease of $14,810 or 54% from shipping and handling revenues for the three months ended March 31, 2005 of $27,641.

         The decrease in catalog sales was the result of the slow attrition of the Company's customer base without marketing spending to replace those customers. Private Label Manufacturing sales increased due to the acquisition of Clinical Results, Inc. on July 1, 2005. Clinical Results is in the early stages of its manufacturing facility and has helped contribute to the overall revenue.

         Cost of sales was $145,723 for the three months ended March 31, 2006, an increase of $48,464, or 50%, from cost of sales of $97,259 for the three months ended March 31, 2005. Cost of sales was 39% of total sales the three months ended March 31, 2006, compared to 38% for the three months ended March 31, 2005. The increase in the cost of sales percentage reflects the impact of private label sales. Cost of sales for private label sales was in direct proportion to the sales level. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment Shipping and handling costs for the first quarter of 2006 were $18,640, a decrease of $13,330, or 42%, from shipping and handling cost of $31,970 for the same period in 2005. This decrease reflects the decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in-house.

         The Company's overall gross profit margin decreased to 61% of net sales for the three months ended March 31, 2006 versus 62% for the three months ended March 31, 2005. This reflects the costs discussed above, less the relative mix of higher margin catalog sales versus lower margin private label sales.

         Royalty expenses for the three months ended March 31, 2006 were $7,500 and $7,725 for the three months ended March 31, 2005. An aggregate of $30,467 was accrued and unpaid as of March 31, 2006. This amount is adequate to cover any royalties that are payable through March 2006.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $1,010 for the three months ended March 31, 2006, a decrease of $37,960 or 97% from R&D expenses of $38,970 for the three months ended March 31, 2005. This decrease was due principally to the Company eliminating the use of outside FDA consultants in association with its oxygenation technology during 2005 versus 2006. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2006 were $363,525, representing an increase of $88,251 or 32% from SG&A expenses of $275,274 for the three months ended March 31, 2005. Employment expense was $173,082 for the three months ended March 31, 2006, an increase of $42,038, or 32%, from $131,044 for the three months ended March 31, 2005. This increase was due primarily to the acquisition of Clinical Results, Inc. on July 1, 2005 which includes new management and office support and the bringing in house of more functions. Postage expense was $3,735 for the three months ended March 31, 2006, a decrease of $7,306, or 66%, from $11,041 for the three months ended March 31, 2004. This decrease was related principally to a new catalog marketing strategy, which reduces mailing frequency to customers who have not purchased in the last 24 months. Advertising and promotional expenses was $34,789 for the three months ended March 31, 2006, an increase of $18,185, or 110% from $16,604 for the three months ended March 31, 2005. This increase is due to new advertising initiatives taken by the Company to increase sales. Sales commissions expenses was $2,874 for the three months ended March 31, 2006, an increase of $2,874, or 100% from $0 for the three months ended March 31, 2005. The increased sales commissions reflect the addition of a commissioned sales representative. Professional expenses (legal and audit) was $37,259 for the three months ended March 31, 2006, an increase of $10,259 or 38% from $27,000 for the three months ended March 31, 2005. The increase in professional fees involved additional costs associated with the audit for 2005. All other expenses were $111,786 for the three months ended March 31, 2006, an increase of $22,201 or 25% from $89,585 for the three months ended March 31, 2005.

         Depreciation and amortization expense was $25,410 for the three months ended March 31, 2006, an increase of $16,273 from $9,137 for the three months ended March 31, 2005. The increase was due primarily to the amortization of the intangible of the purchase of CRI.

         Net interest (expense) was ($27,073) for the three months ended March 31, 2006 compared to net interest income of $422 for the three months ended March 31, 2005. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

         Minority interest in net loss the three months ended March 31, 2006 was $9,050 compared to $8,545 the three months ended March 31, 2005. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004.

         The Company had a net loss of $185,725 for the three months ended March 31, 2006, representing an increase of $22,241 or 14% from the net loss of $163,484 for the three months ended March 31, 2005, primarily as a result of the factors discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

         The Company anticipates that present working capital balances and internally generated funds will be sufficient to meet our working capital needs for the next three months and maybe longer based on management decisions and order flow. Beyond that point, it may be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2005 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

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

         The Company's working capital deficit was approximately ($280,028) at March 31, 2006, including cash and cash equivalents of approximately $13,237. Cash used by operating activities during the three months ended March 31, 2006 was $62,222. This was offset by proceeds from financing activities of $39,178.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three investors in May 2005 (see Note F), and two capital leases for equipment purchases of $73,224. Effective August 5, 2005, the Company relocated its offices to St Petersburg, Fl. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

         o Obtain an infusion of capital that will sustain the Company's operation until the newly established licensing arrangements can produce positive cash flow.

There can be no assurances that management's plan will be successful and the Company's actual results could differ materially. No estimate has been made to the financial statements to account for the possibility that the plan may be unsuccessful.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-QSB ("Form 10-QSB"). All statements other than statements of historical fact included in this Form 10-QSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income;
2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-QSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company had material weaknesses associated with insufficient personnel resources with appropriate accounting experience and lack of controls relating to inventory valuation and segregation of inventory. Management is currently seeking personnel resources with appropriate accounting experience, as well as implementing a perpetual inventory system which should mitigate these material weaknesses in 2006.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

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


Dated: May 15, 2006