Form 10QSB
period 2006-06-30
HYDRON TECHNOLOGIES INC
filed 2006-08-14
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended: JUNE 30, 2006

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

Number of shares of common stock outstanding as of August 10, 2006: 12,239,736

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X].

TABLE OF CONTENTS                                                           PAGE

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet - June 30, 2006
         and December 31, 2005 ..........................................      3

         Condensed Consolidated Statement of Operations - Three and six
         months ended June 30, 2006 and 2005 ............................      4

         Condensed Consolidated Statements of Cash Flow - Three and six
         ended June 30, 2006 and 2005 ...................................      5

         Notes to Condensed Consolidated Financial Statements ...........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................     13

Item 3.  Controls and Procedures ........................................     20


Part II. Other Information
--------------------------

Item 6.  Exhibits and reports on Form 8K ................................     21

                            HYDRON TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      June 30,     December 31,
                                                        2006           2005
                                                    ------------   ------------
                                     ASSETS
Current Assets

  Cash and cash equivalents ....................... $     25,745         36,281
  Trade accounts receivable, net ..................       62,276        147,130
  Inventories, net ................................      377,076        406,164
  Prepaid expenses and other current assets .......        4,721         31,193
                                                    ------------   ------------
      Total current assets ........................      469,818        620,768

Property and equipment, net .......................      120,552        136,352

Deferred product costs, net .......................      143,828        160,955
Intangible assets, net ............................      204,742        222,634
Restricted cash ...................................       98,250        112,334
Deposits ..........................................       13,153          7,579
                                                    ------------   ------------
      Total Assets ................................ $  1,050,343      1,260,622
                                                    ============   ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable ................................      307,589        333,398
  Loans payable, net ..............................      156,858        146,700
  Royalties payable ...............................       27,012         29,512
  Deferred revenues ...............................      188,336        134,533
  Accrued liabilities .............................      265,704        254,727
  Current portion of capital leases payable .......       24,360         22,648
                                                    ------------   ------------
      Total current liabilities ...................      969,859        921,518

Long tern liabilities
  Capital leases payable ..........................       37,952         50,576

  Minority interest in consolidated partnership ...      235,674        249,863

Commitments and contingencies

Shareholders' deficit
  Preferred stock - $.01 par value 5,000,000 shares
    authorized; no shares issued or outstanding ...            -              -
  Common stock - $.01 par value
    30,000,000 shares authorized; 12,201,936 and
    11,926,836 shares, respectively  issued
    and outstanding ...............................      122,019        119,268
  Additional paid-in capital ......................   21,215,906     21,126,925
  Accumulated deficit .............................  (21,523,251)   (21,199,712)
  Treasury stock, at cost 10,000 ..................       (7,816)        (7,816)
                                                    ------------   ------------
      Total Shareholders' deficit .................     (193,142)        38,665
                                                    ------------   ------------
      Total liabilities and shareholders deficit .. $  1,050,343   $  1,260,622
                                                    ============   ============

      See accompanying notes to condensed consolidated financial statements

                                          HYDRON TECHNOLOGIES, INC.
                               Condensed Consolidated Statements of Operations
                                                 (Unaudited)
                                                  Three months ended June 30,    Six months ended June 30,
                                                      2006            2005          2006           2005
                                                  ------------   -----------    ------------   ------------
Net sales ......................................  $    346,863   $    275,781   $    722,330   $    531,695
Cost of sales ..................................        91,094        132,390        236,818        229,650
                                                  ------------   ------------   ------------   ------------
Gross profit ...................................       255,769        143,391        485,512        302,045

Expenses
  Royalty expense ..............................         1,543         10,486          9,043         18,211
  Research and development .....................         5,957         15,758          6,967         54,728
  Selling, general & administration ............       344,284        216,395        707,808        491,669
  Depreciation & amortization ..................        25,410          9,137         50,820         18,274
                                                  ------------   ------------   ------------   ------------
    Total expenses .............................       377,194        251,776        774,638        582,882

                                                  ------------   ------------   ------------   ------------
Operating loss .................................      (121,426)      (108,386)      (289,127)      (280,837)

Interest (expense) income - net ................       (21,528)           264        (48,600)           686
                                                  ------------   ------------   ------------   ------------
  Loss before income taxes and minority interest      (142,954)      (108,122)      (337,727)      (280,151)

Income taxes expense ...........................             -              -              -              -
Minority interest in net loss of subsidiary ....         5,139          9,666         14,188         18,211
                                                  ------------   ------------   ------------   ------------
    Net loss ...................................  $   (137,815)  $    (98,455)  $   (323,539)  $   (261,940)
                                                  ============   ============   ============   ============

Basic and diluted loss per share
  Net loss per common share ....................  $      (0.01)  $      (0.01)  $      (0.03)  $      (0.03)
                                                  ============   ============   ============   ============

Weighted average shares
  outstanding (basic and diluted) ..............    12,201,936      9,320,336     12,118,629      9,320,336
                                                  ============   ============   ============   ============

                   See accompanying notes to condensed consolidated financial statements.

                                                      4

                            HYDRON TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                       Six Months ended June 30,
                                                          2006           2005
                                                       ---------      ---------
Operating activities
  Net loss ........................................... $(323,539)     $(261,940)
    Adjustments to reconcile net loss to
     net cash used in operating activities
      Minority Interest ..............................   (14,188)       (18,211)
      Depreciation and amortization ..................    50,820         18,274
      Compensation expense from stock option awards ..    12,420              0
      Deferred financing costs .......................     7,134              0
      Interest expense ...............................    34,776              0

    Change in operating assets and liabilities
      Restricted cash ................................    14,084              0
      Trade accounts receivable ......................    84,854        (31,849)
      Inventories ....................................    29,088        (19,436)
      Prepaid expenses and other current assets ......    26,470         37,380
      Deposits .......................................    (5,574)             -
      Accounts payable ...............................   (25,808)         5,699
      Royalties payable ..............................    (2,500)         1,380
      Deferred revenues ..............................    53,803         46,539
      Accrued interest ...............................     3,024              0
      Accrued liabilities ............................    10,977          2,821
                                                       ---------      ---------
    Net cash used in operating activities ............   (44,159)      (219,343)

Investing activities
  Net cash from investing activities .................         -              -

Financing activities
  Loan payable, proceeds .............................         -        150,285
  Payments on capital leases .........................   (10,912)             -
  Proceeds from exercise of stock options ............    44,535              -
                                                       ---------      ---------
  Net cash provided by (used in) financing
    activities .......................................    33,623        150,285

    Net decrease in cash and cash equivalents ........   (10,536)       (69,058)

Cash and cash equivalents at beginning of period .....    36,281        339,679

                                                       ---------      ---------
Cash and cash equivalents at end of period ........... $  25,745      $ 270,621
                                                       =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Stock issued to pay accrued interest ............... $  34,776              -
  Warrants issued in connection with loans payable ...         -         24,000

      See accompanying notes to condensed consolidated financial statements

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

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

         The cash and cash equivalent balances at June 30, 2006 and December 31, 2005 are covered by the Federal Deposit Insurance Commission.

Restricted cash

         At June 30, 2006, the Company had restricted cash of $98,250, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

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

Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets (or asset groups) over the remaining depreciation/amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the periods ended June 30, 2006 and 2005, there was no deemed impairment of long-lived assets.

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

         For the six months ended June 30, 2006, the Company recorded stock-based compensation expense of $12,420. For the six months ended June 30, 2005, the Company recognized $0 of stock-based compensation expense under the intrinsic value method.

         The table below reflects the pro forma impact of valuing compensation expense of awards at fair value:

                                                           Six months ended
                                                             June 30, 2005
                                                           ----------------
         Net loss, as reported ..........................    $  (261,940)
         Deduct: Total stock-based employee compensation
         expense determined under fair value-based method
         for all awards, net of related tax effects .....              -
                                                             -----------
         Pro Forma net loss .............................    $  (261,940)
                                                             ===========
         Basic and diluted loss per share
               As reported ..............................    $     (0.03)
                                                             ===========
               Pro forma ................................    $     (0.03)
                                                             ===========

Revenue Recognition

         The Company recognizes revenue when:

         o  Persuasive evidence of an arrangement exists,

         o  Shipment has occurred,

         o  Price is fixed or determinable, and

         o  Collectibility is reasonably assured.

         Subject to these criterion, the Company recognizes revenue at the time of shipment of the relevant merchandise. The Company offers its individual consumer customers a thirty-day warranty and estimates an allowance for sales returns based on historical experience with product returns. For the Company's formulation and contract manufacturing business revenue is recognized when the work is complete and the client approves the formula by written correspondence.

Shipping and Handling Fees

         The Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Any amounts billed to third-party customers for shipping and handling is included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

Recent accounting Pronouncements

New Accounting Standard - Accounting for Uncertainty in Income Taxes

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's condensed consolidated financial statements.

NOTE C - INVENTORIES

Inventories consist of the following at June 30, 2006:

         Finished Goods ................................     $  77,759
         Raw materials and components ..................       590,071
                                                             ---------
                                                               667,830
         Less:  inventory valuation allowance ..........      (290,754)
                                                             ---------
         Inventories, net ..............................     $ 377,076
                                                             =========

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30, 2006:

         Accounts Receivable ...........................     $  75,026
         Less:  Allowance for Doubtful accounts ........       (12,750)
                                                             ---------
         Accounts Receivable, Net ......................     $  62,276
                                                             =========

NOTE E - SHARE BASED COMPENSATION

          The Company recognized $12,420 in share based compensation expense for the six month period ended June 30, 2006. Options to purchase 9,500 shares were granted to employees during the six months ended June 30, 2006.

         For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended June 30, 2006:

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

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured over the last ten trading days of the month preceding the interest payment date or, if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the Company and issued 37,800 shares at $.57 to the Note holders. At June 30, 2006, the Company had accrued $16,254 of interest on the notes, subsequently in July 2006 the Company elected to pay the accrued interest in stock of the Company and issued 37,800 shares at $.43 to the Note holders.

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

Loans Payable consisted of the following at June 30, 2006:

         Loan Payable ..................................     $ 150,000
         Accrued interest ..............................        16,254
         Less: Deferred financing costs ................        (9,396)
                                                             ---------
                                                             $ 156,858
                                                             =========

NOTE G - ACCRUED LIABILITIES

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following at June 30, 2006:

         Dividends payable .............................     $  83,163
         Director fees payable .........................       104,770
         Professional fees .............................        39,128
         Other .........................................        38,643
                                                             ---------
                                                             $ 265,704
                                                             =========

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

NOTE I - SUBSEQUENT EVENTS

         Subsequent to June 30, 2006, the Company elected to pay the $16,254 in accrued interest due on the loan payable in stock of the Company and issued 37,800 shares at $.43 to the Note holders.

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

Catalog Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represented approximately 40% of Hydron's total sales for the six months ended June 30, 2006 and 68% of sales the six months ended June 30, 2005. The Company is continuing to explore new ways to enhance Catalog sales and operations.

Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 15% of Hydron's total sales for the six months ended June 30, 2006 and 22% of sales for the six months ended June 30, 2005.

Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the six months of combined operations ending December 31, 2005, non-Hydron Technologies, Inc. related contract manufacturing revenue represented 30% of Hydron's total sales and 29% of sales for the six months ended June 30, 2006.

Formulation and Commission - The Company received a $60,000 payment for formulation services that its subsidiary Clinical Results, Inc had previously performed. Formulation sales represented 17% of sales and Commissions represented 5% of sales for the six months ended June 30, 2006. When certain additional consulting services are completed, the Company expects to receive another milestone payment and may receive continuing royalties thereafter.

RESULTS OF OPERATIONS

Results of Operations - 2006 versus 2005

         Total net sales for the three months ended June 30, 2006 were $346,863, an increase of $71,082 or 26% from net sales of $275,781 for the three months ended June 30, 2005. Catalog Sales net sales for the three months ended June 30, 2006 were $135,421, a decrease of $36,113 or 21% from sales of the three months ended June 30, 2005 of $171,534. Private Label and Contract Manufacturing net sales for the three months ended June 30, 2006 were $118,654, an increase of $40,194 or 51% from sales the three months ended June 30, 2005 of $78,460. Formulation and commission net sales for the three months ended June 30, 2006 were $79,050, a 100% increase from the same period in 2005. Shipping and handling revenues for the three months ended June 30, 2006 were $13,738, a decrease of $12,049 or 47% from shipping and handling revenues for the three months ended June 30, 2005 of $25,787.

         Total net sales for the six months ended June 30, 2006 were $722,330, an increase of $190,635 or 36% from net sales of $531,695 for the six months ended June 30, 2005. Catalog Sales net sales for the six months ended June 30, 2006 were $291,020, a decrease of $68,136 or 19% from sales of the six months ended June 30, 2005 of $359,156. Private Label and Contract Manufacturing net sales for the six months ended June 30, 2006 were $325,690, an increase of

$206,580 or 173% from sales the six months ended June 30, 2005 of $119,110. Formulation and commission net sales for the three months ended June 30, 2006 were $79,050, a 100% increase from the same period in 2005. Shipping and handling revenues for the six months ended June 30, 2006 were $26,569, a decrease of $26,859 or 50% from shipping and handling revenues for the six months ended June 30, 2005 of $53,428.

         The decrease in catalog sales was the result of the attrition of the Company's customer base without marketing spending to replace those customers. Private Label Manufacturing sales increased due to the acquisition of Clinical Results, Inc. on July 1, 2005. Clinical Results is in the early stages of its manufacturing facility and has helped contribute to the overall revenue.

         Cost of sales was $91,094 for the three months ended June 30, 2006, a decrease of $41,296, or 31%, from cost of sales of $132,390 for the three months ended June 30, 2005. Cost of sales was 26% of total sales the three months ended June 30, 2006, compared to 48% for the three months ended June 30, 2005. The decrease in the cost of sales percentage reflects the impact of private label, commission and formulation sales. Cost of sales for private label sales was in direct proportion to the sales level. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment Shipping and handling costs for the second quarter of 2006 were $18,743, a decrease of $9,565, or 34%, from shipping and handling cost of $28,308 for the same period in 2005. This decrease reflects the decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in-house.

         For the six months ended June 30, 2006 cost of sales was $236,818, an increase of $7,168 or 3% from cost of sales of $229,650 for the six months ended June 30, 2005. Cost of sales was 33% of total sales for the six months ended June 30, 2006 compared to 43% for the six months ended June 30, 2005. The decrease in cost of sales percentage reflects the impact of this period's formulation and commission net sales as stated above. Shipping and handling costs for the six months were $37,383, a decrease of $22,895 or 38% from shipping and handling costs of $60,278 for the same period in 2005. This decrease reflects the 19% decline in catalog sales offset by savings realized by performing more of the shipping and handling tasks in house.

         The Company's overall gross profit margin increased to 74% of net sales for the three months ended June 30, 2006 versus 52.0% for the three months ended June 30, 2005. This reflects the increase in formulation and commission sales as discussed above, less the relative mix of higher margin catalog sales versus lower margin private label sales. For the six months ended June 30, 2006 the overall gross profit margin increased similarly to 67% of net sales versus 56.8% for the same period in 2005.

         Royalty expenses for the three months ended June 30, 2006 were $1,543 and $10,486 for the three months ended June 30, 2005. Royalty expenses for the six months ended June 30, 2006 were $9,043 and $18,211 for the six months ended June 30, 2005. An aggregate of $27,012 was accrued and unpaid as of June 30, 2006. This amount is adequate to cover any royalties that are payable through June 2006.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended June 30, 2006 were $5,957 and $15,758 for the three months ended June 30, 2005, For the six months ended June 30, 2006 R & D expenses were $6,967, a decrease of $47,761 or 87% from R & D expenses of $ $54,728 for the same period last year. This decrease was due principally to the Company eliminating the use of outside FDA consultants in association with its oxygenation technology during 2005 versus 2006. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2006 were $344,284, representing an increase of $127,889 or 59% from SG&A expenses of $216,395 for the three months ended June 30, 2005. Employment expense was $147,208 for the three months ended June 30, 2006, an increase of $67,028, or 84%, from $80,180 for the three months ended June 30, 2005. This increase was due primarily to the acquisition of Clinical Results, Inc. on July 1, 2005 which includes new management and office support and the bringing in house of more functions. Postage expense was $7,874 for the three months ended June 30, 2006, a decrease of $4,130, or 34%, from $12,004 for the three months ended June 30, 2005. This decrease was related principally to a new catalog marketing strategy, which reduces mailing frequency to customers who have not purchased in the last 24 months. Advertising and promotional expenses was $21,452 for the three months ended June 30, 2006, an increase of $11,606, or 118% from $9,846 for the three months ended June 30, 2005. This increase is due to new advertising initiatives taken by the Company to increase sales. Warehousing expense was $921 for the three months ended June 30, 2006, a decrease of $10,880, or 92% from $11,801 for the three months ended June 30, 2006. This decrease is due to bringing all products to one location relieving the need for outside storage. Professional expenses (legal and audit) was $41,824 for the three months ended June 30, 2006, an increase of $10,797 or 35% from $31,027 for the three months ended June 30, 2005. The increase in professional fees involved additional costs associated with the use of an outside consultant instead of an in house CFO and additional fees for quarterly reviews. Bad debt was $12,325 for the three months ended June30, 2006, an increase of $12,325 or 100% from $0 for the three months ended June 30, 2005. The increase is due to the settlement of an outstanding receivable with a customer and write off of accounts deemed uncollectible. All other expenses were $112,680 for the three months ended June 30, 2006, an increase of 41,143 or 58% from $71,537 for the three months ended June 30, 2005. For the six months ended June 30, 2006 selling, general and administrative expenses were $707,808, an increase of $216,139 or 44% from $491,669 for the same period last year.

         Depreciation and amortization expense was $25,410 for the three months ended June 30, 2006, an increase of $16,273 or 178% from $9,137 for the three months ended June 30, 2005. For the six months ended June 30, 2006 depreciation and amortization were $50,820 an increase of $32,546 or 178% from $18,274 for the same period last year. The increase was due primarily to the amortization of the intangible of the purchase of CRI.

         Net interest (expense) was ($21,528) for the three months ended June 30, 2006 compared to net interest income of $264 for the three months ended June 30, 2005. For the six months ended June 30, net interest (expense) was ($48,600) compared to net interest income of $686 for the same period last year. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

         Minority interest in net loss for the three months ended June 30, 2006 was $5,139 compared to $9,666 for the three months ended June 30, 2005. Minority interest in net loss for the six months ended June 30, 2006 was $14,188 compared to $18,211 for the six months ended June 30, 2005. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004.

         The Company had a net loss of $137,815 for the three months ended June 30, 2006, representing an increase of $39,360 or 40% from the net loss of $98,455 for the three months ended June 30, 2005. The Company had a net loss of $323,539 for the six months ended June 30, 2006, representing an increase of $61,599 or 24% from the net loss of $261,940 for the six months ended June 30, 2005, primarily as a result of the factors discussed above.

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

         On July 1, 2005, the Company acquired CRI, a St. Petersburg, Florida-based company. CRI was a privately held product development laboratory and contract manufacturer of cosmeceuticals and other personal care products. CRI's clients range from mass-market retailers to marketers of high-end brands, and of certain health food store brands.

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

         The Company's working capital deficit was approximately ($500,000) at June 30, 2006, including cash and cash equivalents of approximately $25,745. Cash used by operating activities during the six months ended June 30, 2006 was $44,159. This was offset by proceeds from financing activities of $33,623.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note F), and two capital leases for equipment purchases of $73,224. Effective August 5, 2005, the Company relocated its offices to St Petersburg, Fl. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

         Management's plan includes implementing one or more of the following elements:

         o Emphasize and expand the marketing and manufacturing of private label products.

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

Recent accounting Pronouncements

New Accounting Standard - Accounting for Uncertainty in Income Taxes

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

Dated: August 14, 2006