Form 10QSB
period 2006-09-30
HYDRON TECHNOLOGIES INC
filed 2006-11-17
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2006

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

Number of shares of common stock outstanding as of November 10, 2006: 12,239,736

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X].

TABLE OF CONTENTS                                                           PAGE

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- September 30, 2006
         and December 31, 2005 ............................................    3

         Condensed Consolidated Statement of Operations -- Three and nine
         months ended September 30, 2006 and 2005 .........................    4

         Condensed Consolidated Statements of Cash Flow -- Three and nine
         ended September 30, 2006 and 2005 ................................    5

         Notes to Condensed Consolidated Financial Statements .............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   14

Item 3.  Controls and Procedures ..........................................   22

Part II. Other Information

Item 5.  Other Information ................................................   24

Item 6.  Exhibits and reports on Form 8K ..................................   24

                            HYDRON TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      September      December
                                                      30, 2006       31, 2005
                                                    ------------   ------------
          ASSETS
Current Assets
  Cash and cash equivalents ......................  $      9,278         36,281
  Trade accounts receivable, net .................        58,153        147,130
  Inventories, net ...............................       397,013        406,164
  Prepaid expenses and other current assets ......         7,024         31,193
                                                    ------------   ------------
     Total current assets ........................       471,468        620,768

Property and equipment, net ......................       130,704        136,352

Deferred product costs, net ......................       135,264        160,955
Intangible assets, net ...........................       195,796        222,634
Restricted cash ..................................        93,856        112,334
Deposits .........................................        23,029          7,579
                                                    ------------   ------------
     Total Assets ................................  $  1,050,117      1,260,622
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable ...............................       377,047        333,398
  Loans payable, net .............................       152,865        146,700
  Royalties payable ..............................        27,082         29,512
  Deferred revenues ..............................       114,148        134,533
  Accrued liabilities ............................       268,626        254,727
  Current portion of capital leases payable ......        25,264         22,648
                                                    ------------   ------------
     Total current liabilities ...................       965,032        921,518

Long tern liabilities
  Capital leases payable .........................        31,287         50,576

  Minority interest in consolidated partnership ..       228,759        249,863

Commitments and contingencies ....................             -              -

Shareholders' deficit
  Preferred stock - $.01 par value 5,000,000
   shares authorized; no shares issued or
   outstanding ...................................             -              -
  Common stock - $.01 par value
   30,000,000 shares authorized; 12,239,736 and
   11,926,836 shares, respectively issued and
   outstanding ...................................       122,397        119,268
  Additional paid-in capital .....................    21,238,241     21,126,925
  Accumulated deficit ............................   (21,527,783)   (21,199,712)
  Treasury stock, at cost 10,000 .................        (7,816)        (7,816)
                                                    ------------   ------------
     Total Shareholders' deficit .................      (174,961)        38,665
                                                    ------------   ------------
     Total liabilities and shareholders deficit ..  $  1,050,117   $  1,260,622
                                                    ============   ============

      See accompanying notes to condensed consolidated financial statements

                                          HYDRON TECHNOLOGIES, INC.
                               Condensed Consolidated Statements of Operations
                                                 (Unaudited)
                                                      Three months ended            Nine months ended
                                                         September 30,                September 30,
                                                      2006           2005          2006           2005
                                                  ------------   ------------   ------------   ------------
Net sales ......................................  $    458,145   $    403,704   $  1,180,475   $    935,399
Cost of sales ..................................       101,927        163,507        338,744        393,157
                                                  ------------   ------------   ------------   ------------
Gross profit ...................................       356,218        240,197        841,731        542,242

Expenses
  Royalty expense ..............................         5,000          7,500         14,043         25,711
  Research and development .....................         4,516              9         11,483         54,737
  Selling, general & administration ............       321,038        382,718      1,028,844        874,388
  Depreciation & amortization ..................        25,410          9,137         76,229         27,411
                                                  ------------   ------------   ------------   ------------
    Total expenses .............................       355,964        399,364      1,130,599        982,247

                                                  ------------   ------------   ------------   ------------
Operating income (loss) ........................           254       (159,168)      (288,869)      (440,005)

Interest expense - net .........................       (11,705)        (6,515)       (60,305)        (5,829)
                                                  ------------   ------------   ------------   ------------
  Loss before income taxes and minority interest       (11,452)      (165,683)      (349,174)      (445,834)

Income tax expense .............................             -              -              -              -
Minority interest in net loss of subsidiary ....         6,915          8,904         21,103         27,115
                                                  ------------   ------------   ------------   ------------
    Net loss ...................................  $     (4,537)  $   (156,778)  $   (328,071)  $   (418,719)
                                                  ============   ============   ============   ============

Basic and diluted loss per share
  Net loss per common share ....................  $      (0.00)  $      (0.01)  $      (0.03)  $      (0.04)
                                                  ============   ============   ============   ============

Weighted average shares
  outstanding (basic and diluted) ..............    12,234,395     11,260,136     12,157,642      9,934,129
                                                  ============   ============   ============   ============

                   See accompanying notes to condensed consolidated financial statements.

                                                      4

                            HYDRON TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                            Nine Months ended
                                                               September 30,
                                                             2006        2005
                                                          ---------   ---------
Operating activities
  Net loss .............................................  $(328,071)  $(418,719)
    Adjustments to reconcile net loss to
     net cash used in operating activities
      Minority Interest ................................    (21,103)    (27,115)
      Depreciation and amortization ....................     76,229      27,411
      Compensation expense from stock option awards ....     18,880       4,261
      Deferred financing costs .........................     10,701       3,903
      Interest expense .................................     51,030           -

  Change in operating assets and liabilities
    Restricted cash ....................................     18,478    (118,894)
    Trade accounts receivable ..........................     88,977     (30,844)
    Inventories ........................................      9,151       2,414
    Prepaid expenses and other current assets ..........     24,169      43,986
    Deposits ...........................................    (15,450)     12,455
    Accounts payable ...................................     43,648      53,310
    Royalties payable ..................................     (2,430)     (1,620)
    Deferred revenues ..................................    (20,385)      9,967
    Accrued interest ...................................     (4,536)      4,440
    Accrued liabilities ................................     13,899      (5,380)
                                                          ---------   ---------
  Net cash used in operating activities ................    (36,813)   (440,425)

Investing activities
     Cash acquired .....................................          -       6,977
     Capital expenditures ..............................    (18,052)          -
                                                          ---------   ---------
   Net cash  from investing activities .................    (18,052)      6,977

Financing activities
  Loan payable, proceeds ...............................          -     149,250
  Payments on capital leases ...........................    (16,673)          -
  Proceeds from exercise of stock options ..............     44,535           -
                                                          ---------   ---------
  Net cash provided by (used in) financing activities ..     27,862     149,250
  Net decrease in cash and cash equivalents ............    (27,003)   (284,198)
Cash and cash equivalents at beginning of period .......     36,281     339,679
                                                          ---------   ---------
Cash and cash equivalents at end of period .............  $   9,278   $  55,481
                                                          =========   =========

  SUPPLEMENTAL CASH FLOW INFORMATION
  Stock issued to pay accrued interest .................  $  51,030           -
  Stock issued in acquisition ..........................          -     260,000
  Warrants issued in connection with loans payable .....          -      24,000

     See accompanying notes to condensed consolidated financial statements.

NOTE A - BASIS OF PRESENTATION AND GOING CONCERN

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

         The cash and cash equivalent balances at September 30, 2006 and December 31, 2005 are covered by the Federal Deposit Insurance Commission.

Restricted cash

         At September 30, 2006, the Company had restricted cash of $93,856, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

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

Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets (or asset groups) over the remaining depreciation/amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the periods ended September 30, 2006 and 2005, there was no deemed impairment of long-lived assets.

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

         For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $18,880. For the nine months ended September 30, 2005, the Company recognized $0 of stock-based compensation expense under the intrinsic value method.

         The table below reflects the pro forma impact of valuing compensation expense of awards at fair value:

                                                         NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2005
                                                        ------------------

         Net loss, as reported ......................      $   (418,719)
         Pro Forma net loss .........................      $   (432,737)
                                                           ============

         Basic and diluted loss per share
                           As reported ..............      $     (0.04)
                                                           ============
                            Pro forma ...............      $     (0.04)
                                                           ============

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

         In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

NOTE C - INVENTORIES

         Inventories consisted of the following at September 30, 2006:

         Finished Goods ...............................      $  79,516
         Raw materials and components .................        608,251
                                                             ---------
                                                               687,767
         Less : inventory valuation allowance .........       (290,754)
                                                             ---------
         Inventories, net .............................      $ 397,013
                                                             =========

NOTE D - ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at September 30, 2006:

         Accounts Receivable ...........................     $  70,903
         Less : Allowance for Doubtful accounts ........       (12,750)
                                                             ---------
         Accounts Receivable, Net ......................     $  58,153
                                                             =========

NOTE E - SHARE BASED COMPENSATION

          The Company recognized $18,880 in share based compensation expense for the nine month period ended September 30, 2006. Options to purchase 9,500 shares were granted to employees during the nine months ended September 30, 2006.

         For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended September 30, 2006:

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

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured over the last ten trading days of the month preceding the interest payment date or, if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the Company and issued 37,800 shares at $.57 to the Note holders. In July 2006, the Company elected to pay the accrued interest due on the notes of $16,254 in stock of the Company and issued 37,800 shares at $.43 to the Note holders. At September 30, 2006, the Company had accrued $8,694 of interest on the notes due to the Note holders.

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

         Loans Payable consisted of the following at September 30, 2006:

         Loan Payable ............................  $ 150,000
         Accrued interest ........................      8,694
         Less :Deferred financing costs ..........     (5,829)
                                                    ---------
                                                    $ 152,865
                                                    =========

NOTE G - ACCRUED LIABILITIES

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

         Accrued liabilities consisted of the following at September 30, 2006:

         Dividends payable .......................  $ 83,163
         Director fees payable ...................   108,520
         Professional fees .......................    44,447
         Other ...................................    32,496
                                                    --------
                                                    $268,626
                                                    ========

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

Catalog Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represented approximately 36% of Hydron's total sales for the nine months ended September 30, 2006 and 55% of sales the nine months ended September 30, 2005. The Company is continuing to explore new ways to enhance Catalog sales and operations.

Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 12% of Hydron's total sales for the nine months ended September 30, 2006 and 20% of sales for the nine months ended September 30, 2005. .

Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the nine months of combined operations ending September 30, 2006, non-Hydron Technologies, Inc. related contract manufacturing revenue represented 42% of Hydron's total sales and 16% of sales for the nine months ended September 30, 2005.

Formulation and Commission - The Company received a $60,000 payment for formulation services that its subsidiary Clinical Results, Inc had previously performed. Formulation sales represented 6% of sales and Commissions represented 2% of sales for the nine months ended September 30, 2006. When certain additional consulting services are completed, the Company expects to receive another milestone payment and may receive continuing royalties thereafter.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2006 VERSUS 2005

         Total net sales for the three months ended September 30, 2006 were $458,145, an increase of $54,441 or 14% from net sales of $403,704 for the three months ended September 30, 2005. Catalog Sales net sales for the three months ended September 30, 2006 were $128,592, a decrease of $27,113 or 17% from sales of the three months ended September 30, 2005 of $155,705. Private Label and Contract Manufacturing net sales for the three months ended September 30, 2006 were $309,892, an increase of $84,881 or 38% from sales the three months ended September 30, 2005 of $225,011. Formulation and commission net sales for the three months ended September 30, 2006 were $7,471, a 100% increase from the same period in 2005. Shipping and handling revenues for the three months ended September 30, 2006 were $12,190, a decrease of $10,798 or 47% from shipping and handling revenues for the three months ended September 30, 2005 of $22,988.

         Total net sales for the nine months ended September 30, 2006 were $1,180,475, an increase of $245,076 or 26% from net sales of $935,399 for the nine months ended September 30, 2005. Catalog Sales net sales for the nine months ended September 30, 2006 were $419,612, a decrease of $95,249 or 19% from sales of the nine months ended September 30, 2005 of $514,861. Private Label and Contract Manufacturing net sales for the nine months ended September 30, 2006 were $635,582, an increase of $291,460 or 85% from sales for the nine months ended September 30, 2005 of $344,122. Formulation and commission net sales for the nine months ended September 30, 2006 were $86,521, a 100% increase from the same period in 2005. Shipping and handling revenues for the nine months ended September 30, 2006 were $38,759, a decrease of $37,658 or 49% from shipping and handling revenues for the nine months ended September 30, 2005 of $76,417.

         The decrease in catalog sales was the result of the attrition of the Company's customer base without marketing spending to replace those customers. Private Label and Contract Manufacturing sales increased due to the acquisition of Clinical Results, Inc. on July 1, 2005. Clinical Results is in the early stages of its manufacturing facility and has helped contribute to the overall revenue.

         Cost of sales was $101,927 for the three months ended September 30, 2006, a decrease of $61,580, or 38%, from cost of sales of $163,507 for the three months ended September 30, 2005. Cost of sales was 22% of total sales for the three months ended September 30, 2006, compared to 41% for the three months ended September 30, 2005. The decrease in the cost of sales percentage reflects the impact of higher margins on certain private label, commission and formulation sales. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment. Shipping and handling costs for the third quarter of 2006 were $16,893, a decrease of $7,751, or 32%, from shipping and handling cost of $24,644 for the same period in 2005. This decrease reflects the decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in-house and switching to more economical trucking company.

         For the nine months ended September 30, 2006 cost of sales was $338,744, a decrease of $54,412 or 14% from cost of sales of $393,156 for the nine months ended September 30, 2005. Cost of sales was 29% of total sales for the nine months ended September 30, 2006 compared to 42% for the nine months ended September 30, 2005. The decrease in cost of sales percentage reflects the impact of this year's formulation and commission net sales as stated above. Shipping and handling costs for the nine months were $54,276, a decrease of $30,646 or 36% from shipping and handling costs of $84,922 for the same period in 2005. This decrease reflects the 19% decline in catalog sales offset by savings realized by performing more of the shipping and handling tasks in house and switching to a new trucking company.

         The Company's overall gross profit margin increased to 78% of net sales for the three months ended September 30, 2006 versus 59% for the three months ended September 30, 2005. This reflects the increase in formulation and commission sales as discussed above, less the relative mix of higher margin catalog sales versus lower margin private label sales. For the nine months ended September 30, 2006 the overall gross profit margin increased similarly to 71% of net sales versus 58% for the same period in 2005.

         Royalty expenses for the three months ended September 30, 2006 were $5,000 and $7,500 for the three months ended September 30, 2005. Royalty expenses for the nine months ended September 30, 2006 were $14,043 and $25,711 for the nine months ended September 30, 2005. An aggregate of $27,082 was accrued and unpaid as of September 30, 2006. This amount is adequate to cover any royalties that are payable through September 2006.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses for the three months ended September 30, 2006 were $4,516 and $9 for the three months ended September 30, 2005, For the nine months ended September 30, 2006 R & D expenses were $11,483, a decrease of $43,254 or 79% from R & D expenses of $ $54,737 for the same period last year. This decrease was due principally to the Company eliminating the use of outside FDA consultants in association with its oxygenation technology during 2005 versus 2006. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2006 were $321,038, representing an decrease of $61,680 or 16% from SG&A expenses of $382,718 for the three months ended September 30, 2005. Employment expense was $167,012 for the three months ended September 30, 2006, a decrease of $14,356, or 8%, from $181,368 for the three months ended September 30, 2005. This decrease was due primarily to the restructuring of operations and staff. Postage expense was $0 for the three months ended September 30, 2006, a decrease of $10,614, or 100%, from $10,614 for the three months ended September 30, 2005. This decrease resulted from marketing through emails instead of using mailings during this quarter. Advertising and promotional expenses was $18,499 for the three months ended September 30, 2006, an increase of $3,080, or 20% from $15,419 for the three months ended September 30, 2005. This increase is due to new advertising initiatives taken by the Company to increase sales and redesigning of the website. Warehousing expense was $287 for the three months ended September 30, 2006, a decrease of $8,223, or 97% from $8,510 for the three months ended September 30, 2006. This decrease is due to bringing all products to one location relieving the need for outside storage. Professional expenses (legal and audit) was $25,000 for the three months ended September 30, 2006, a decrease of $27,889 or 42% from $52,889 for the three months ended September 30, 2005. The decrease in professional fees involved additional costs associated with the use of an outside consultant instead of an in house CFO offset by decreases in legal fees associated with the acquisition in the prior year during the quarter. Moving expenses was $0 for the three months ended September 30, 2006, a decrease of $12,625 or 100% from $12,625 for the three months ended September 30, 2005. The decrease was due to the movement of operations to St. Petersburg during 2005. Insurance expense was $3,014 for the three months ended September 30, 2006, a decrease of $13,651 or 82% from $16,665 for the three months ended September 30, 2005. The decrease was due to reducing certain insurance coverage's. Rent expense was $27,724 for the three months ended September 30, 2006, an increase of $19,001 or 217% from $8,723 for the three months ended September 30, 2005. The increase was due to consolidation of operations and the need for additional space due to manufacturing now done in house. All other expenses were $79,502 for the three months ended September 30, 2006, a decrease of 6,403 or 7% from $85,905 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 selling, general and administrative expenses were $1,028,844, an increase of $154,456 or 18% from $874,388 for the same period last year.

         Depreciation and amortization expense was $25,410 for the three months ended September 30, 2006, an increase of $16,273 or 178% from $9,137 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 depreciation and amortization were $76,229 an increase of $48,818 or 178% from $27,411 for the same period last year. The increase was due primarily to the amortization of the intangible of the purchase of CRI.

         Net interest (expense) was ($11,705) for the three months ended September 30, 2006 compared to net interest (expense) of ($6,515) for the three months ended September 30, 2005. For the nine months ended September 30, net interest (expense) was ($60,305) compared to net interest (expense) of ($5,829) for the same period last year. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

         Minority interest in net loss for the three months ended September 30, 2006 was $6,915 compared to $8,904 for the three months ended September 30, 2005. Minority interest in net loss for the nine months ended September 30, 2006 was $21,103 compared to $27,115 for the nine months ended September 30, 2005. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004.

         The Company had a net loss of $4,537 for the three months ended September 30, 2006, representing a decrease of $152,241 or 97% from the net loss of $156,778 for the three months ended September 30, 2005. The Company had a net loss of $328,071 for the nine months ended September 30, 2006, representing a decrease of $90,648 or 22% from the net loss of $418,719 for the nine months ended September 30, 2005, primarily as a result of the factors discussed above.

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

         The Company's working capital deficit was approximately ($500,000) at September 30, 2006, including cash and cash equivalents of approximately $9,278. Cash used by operating activities was $36,813 and cash used in investing activities was $18,052 during the nine months ended September 30, 2006. This was offset by proceeds from financing activities of $27,862.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note F), and two capital leases for equipment purchases of $56,551. Effective August 5, 2005, the Company relocated its offices to St Petersburg, Fl. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

         Management's plan includes implementing one or more of the following elements:

         o Emphasize and expand the marketing and manufacturing of private label products.

         o  Implement new direct sales and networking initiatives.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

         In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer concluded that the Company had material weaknesses associated with insufficient personnel resources with appropriate accounting experience and lack of controls relating to inventory valuation and segregation of inventory. Management is currently seeking personnel resources with appropriate accounting experience, as well as implementing a perpetual inventory system which should mitigate these material weaknesses in 2006.

         Disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company received a letter dated September 21, 2006 from the Division of Corporation Finance of the U.S. Securities and Exchange Commission with comments on the Company's Form 10-KSB for the fiscal year ended December 31, 2005 and Form 10-QSB for the fiscal quarter ended June 30, 2006. Among other comments, the staff requested that the Company either provide audited financial statements for Clinical Results, Inc. ("CRI"), the company acquired by the Company on July 1, 2005, or provide calculations of the tests of significance supporting the Company's determination that financial statements of CRI were not required.

In response to the staff's comments, the Company submitted its calculations supporting its determination. By its letter dated November 13, 2006, the staff disagreed with the Company's manner of calculating significance and determined that the acquisition of CRI by the Company was significant. As a consequence, the staff required the Company to amend its Form 8-K filed on July 8, 2005 to include audited financial statements for CRI for the most recent fiscal year and the latest interim period preceding the acquisition, and the corresponding interim period of the preceding year to comply with Item 310(c) of Regulation S-B.

In a letter dated November 16, 2006, the Company advised the staff that it was unable to provide audited financial statements for CRI because the financial records of CRI for the period prior to its acquisition by the Company are not sufficient to support an audit or, in the case of interim financial statements, financial statements prepared in accordance with generally accepted accounting principals. Discussions between the Company and the SEC are ongoing to resolve this matter.

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

HYDRON TECHNOLOGIES, INC.

/s/: David Pollock
------------------
David Pollock
Chief Executive Officer
Principal Financial and
Accounting Officer

Dated: November 17, 2006