Form 10KSB
period 2006-12-31
HYDRON TECHNOLOGIES INC
filed 2007-04-02
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2006 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any other amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

         The issuers revenues for the fiscal year ended December 31, 2006 was $1,474,003

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,432,463 based upon the closing price of $0.15 on March 22, 2007.

         Number of shares of Common Stock outstanding as of March 31, 2007:
16,115,336.

         No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X].


                                      INDEX
PART I

Item 1.  Business..............................................................3

Item 2.  Properties...........................................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters to a vote of security holders..................10

PART II

Item 5.  Market for common equity and related stockholder matters.............11

Item 6.  Management's discussion and analysis or plan or operation............14

Item 7.  Consolidated Financial Statements....................................24

Item 8.  Changes & Disagreements with Accountants.............................51

Item 8a. Controls & Procedures................................................51

Item 8b. Other Information....................................................52

PART III

Item 9.  Directors, Executive officers, Promoters and
         Control persons & Corporate Governance;
         Compliance with Section 16(a) of the Exchange Act....................52

Item 10. Executive Compensation...............................................55

Item 11. Security Ownership of certain beneficial owners and
         Management & Related Stockholder matters.............................58

Item 12. Certain relationships and related transactions.......................58

Item 13. Exhibits ............................................................59

Item 14. Principal Accounting Fees and Services ..............................61

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

         HYDRON(R) BRANDED SKIN CARE PRODUCTS

         The Company has been developing various consumer products using Hydron polymers since 1986. The Company's products are designed to address concerns about the visible signs of aging, and include Hydron(R) skincare, hair care, bath and body and sun care lines. The Company currently has forty seven individual branded products available in the following product categories: skin care (34 products), hair care (6 products), bath and body (12 products), dental (3 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are available through the Hydron catalog and web site at www.hydron.com ("Catalog"). The Company also markets a number of customized formulations under private label and contract manufacturing for various outside brands.

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

CATALOG SALES - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog sales represented approximately 41% of Hydron's total sales for the year ended December 31, 2006. The Company is continuing to explore new ways to enhance Catalog sales and operations, including direct sales initiatives.

PRIVATE LABEL CONTRACTING - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 9% of Hydron's total sales for the year ended December 31, 2006.

CONTRACT MANUFACTURING - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the year ending December 31, 2006, contract manufacturing revenue represented 38% of Hydron's total sales.

FORMULATION AND COMMISSION - The Company received a $60,000 payment for formulation services that its subsidiary Clinical Results, Inc had previously performed. Formulation sales represented 5% of sales and Commissions represented 1% of sales for the year ended December 31, 2006. When certain additional consulting services are completed, the Company expects to receive another milestone payment and may receive continuing royalties thereafter.

RESEARCH AND DEVELOPMENT

         For several years prior to 2005, the Company's research and development efforts advanced groundbreaking research into oxygenated wound treatments, healing enhancement, and skin care that may provide anti-aging treatments. Where possible, the Company may license these technologies to other companies with expertise in specific applications. Research and development efforts include product formulation, clinical testing, packaging design and prototypes, extensive product safety and stability testing conducted by medical professionals, efficacy studies to support product claims, and consumer research.

         The Company currently continues to concentrate research and development on proprietary technology-based products as determined by management's assessment of consumer demand. Management has completed development of an acne ingredient delivery system. The technology allows for acidic ingredients to be delivered to the skin's stratum corneum at neutral pH (~6.8 to 7.0), where it then gradually adjusts to match the pH of the stratum corneum below
5.5. This delivery technique avoids the irritation and burning associated with traditional acne treatments that deliver ingredients at pH values as low as 2.0. The Company was granted U.S. patents on this technology in January 2006.

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

         Beginning on July 1, 2005 David Pollock and Dr. Richard Douglas Reitz, the Company's CEO and EVP, respectively, head the Company's R&D effort.

PATENTED TECHNOLOGY

         The Company believes that technology and patent protection are essential to providing a sound foundation for a new product. In January 2006, the Company was granted U.S. Patent Number 6,984,391 for its Compositions and Method for Delivery of Skin Cosmeceuticals. This patent covers a unique evaporating emulsifier system that the Company believes is a significant breakthrough in skin care. It is evident in recent skin research that the pH range of the emulsion system is essential in contributing to the skin's natural healing process and the enzyme production responsible for rebuilding the skin's lipid barrier. The benefits provided by this pH self-adjusting system provides clinically proven benefits over competitive products.

         The Company was granted a U.S. patent on its super-oxygenation technology in November 2003. This patent covers the process of applying a liquid containing pure oxygen micro-bubbles to the surface of the skin such that the oxygen penetrates the skin and oxygenates the underlying tissue. The Company has applied for international patents on this technology in approximately 29 countries, which are in various stages of review as of December 31, 2006. The Company expects these patent applications to be approved over the next few years.

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

         An aggregate of $28,108 and $29,512 was accrued and unpaid as of December 31, 2006 and 2005, respectively. This amount is adequate to cover any royalties that are payable through that date. The Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments.

         On February 1, 2006 Valera Pharmaceuticals became a publicly traded company through an Initial Public Offering of its common shares. The Company's shares are traded on NASDAQ under the symbol VLRX. On December 11, 2006, Indevus Pharmaceuticals, Inc.("Indevus"), Hayden Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of Indevus, and Valera Pharmaceuticals, Inc. ("Valera") entered into an Agreement and Plan of Merger, pursuant to which Indevus will acquire Valera. In connection with the proposed merger between Valera Pharmaceuticals, Inc. and Indevus Pharmaceuticals, Inc. (Nasdaq: IDEV), on March 12, 2007, Indevus' Registration Statement on Form S-4, which includes the joint proxy statement / prospectus relating to both Indevus' and Valera's stockholder meetings, was declared effective by the Securities and Exchange Commission. Each company will hold a special meeting of its stockholders on April 17, 2007 to approve matters relating to the proposed merger.

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

INVENTORY

         The Company did not have any backorder of firm booked orders of Hydron branded product as of December 31, 2006 and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business in not seasonal, orders placed by Hydron's private label customers and television retailers fluctuate on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within two business days of the placement of the order.

         Most items can be produced within a 45-day period. Since the Company manufactures products in-house and has reduced the lead time for production, the finished goods inventory can be reduced to an average between 3 - 6 months of sales. Packaging components must be printed in larger quantities and the level of those types of items may exceed 12 months of sales. The inventory level of the Hydron polymer exceeds several years.

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

EMPLOYEES

         The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervise its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company, as of December 31, 2006, had eighteen full time positions and one part time position.

ITEM 2.  PROPERTIES

         The Company currently leases office space at 4400 34th Street North, Suites E, F and H, under three non-cancelable leases in St. Petersburg, Florida, which expire between April and September 2008. The lease on this office space (35,000 square feet) requires a monthly rent of approximately $13,200, including taxes and common area expenses.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Meeting of the Shareholders of the Company was held on November 15, 2004, in Boca Raton, Florida (the "Meeting"). At the Meeting, the shareholders of the Company voted on proposals to (i) elect a Board of four directors to serve until the Company`s next meeting of shareholders and until their successors are elected and qualified and approved the Company's 2003 Stock Plan. The results of the voting appointed the following Directors:

         Richard Banakus
         Joshua Rochlin
         Karen Gray
         Ronald J. Saul

         The Shareholders also approved the adoption of the Company's 2003 Stock Plan and ratified the Audit Committee's selection of Daszkal Bolton LLP as the Company's independent Certified Public Accountants for the year ended December 31, 2004.There was no shareholder meeting held in 2006.

         Mr. Joshua Rochlin resigned from the Board of Directors of Hydron Technologies, Inc. effective March 31, 2005 due to his increased commitments at Marc Ecko Enterprises. Mr. David Pollock was appointed to replace him on July 1, 2005.

         No meeting of shareholders of the Company was held in 2006. Directors elected by the shareholders at the last annual meeting, as well as David Pollock, the director elected by the Board of Directors, have continued in office. Moreover, in light of the absence of a meeting of shareholders, the Board of Directors has appointed Sherb & Co. as the Company's independent accounting firm.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         The Company's Common Stock is quoted on the OTC Bulletin Board, a regulated quotation service for over-the-counter securities not listed or traded on NASDAQ or a national securities exchange, under the symbol HTEC.OB. The following tables indicate the high and low closing prices for the Company's Common Stock as reported by the OTC Bulletin Board.

                              HIGH          LOW
                             CLOSING      CLOSING
                              PRICE        PRICE
                             -------      -------
              2006
         --------------
         Fourth Quarter       $0.30        $0.10
         Third Quarter         0.54         0.15
         Second Quarter        0.65         0.42
         First Quarter         0.65         0.35

              2005
         --------------
         Fourth Quarter       $0.45        $0.21
         Third Quarter         0.50         0.13
         Second Quarter        0.14         0.08
         First Quarter         0.30         0.15

HOLDERS

         As of December 31, 2006, there were approximately 1,015 shareholders of record of the Company's Common Stock. The number of shareholders of record will decline as the Company's transfer agent has notified the Company of its intent to transfer shares, held in the name of shareholders that it has not been able to locate, to the proper authorities in compliance with state law requirements relating to unclaimed property.

DIVIDENDS AND DIVIDEND POLICY

         The Company does not contemplate paying dividends in the near-term. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of securities in 2006.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes share information about the Company's equity compensation plans, including the company's Stock Option Plan ("the Plan") and non-plan equity compensation agreements as of December 31, 2006:

                                NUMBER OF SECURITIES                          NUMBER OF SECURITIES
                                    TO BE ISSUED         WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                  UPON EXERCISE OF      EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       UNDER EQUITY
PLAN CATEGORY                   WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     COMPENSATION PLANS
-----------------------------   --------------------   --------------------   --------------------
Equity compensation plans
approved by security holders          1,196,500              $  0.38                   (1)

Equity Compensation plans not
approved by security holders            169,500              $  0.53                   (1)

                                      ---------
                        Total         1,366,000              $  0.36
                                      =========

(1) The 2003 Stock Plan was approved at the November 15, 2004 sharteholders' meeting. The aggregate number of shares that may be issued under the Plan can not exceed 15% of the total outstanding shares. As of December 31, 2006, the number of Securities for future issuance under the 2003 Stock Plan was 739,460 and 159,100 for all previous plans.

EQUITY COMPENSATION PLANS APPROVED BY SHAREHOLDERS

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

         The 1997 Plan also provides nonqualified stock options for non-employee directors who serve on committees of the Board of Directors. The options are not exercisable for a one-year period and are to be granted at an exercise price equal to the average fair market value of the Common Stock during the ten business days preceding the day of the grant of the option. No options were granted under this provision of the 1997 Plan during the year ended December 31, 2006

         During August 1999, the Company agreed to grant an option to purchase 18,000 shares of the Company`s Common Stock to each of the five individuals comprising the Board of Directors, subject to shareholders' approval at the next annual meeting, at an exercise price of $.64065 per share.

         In August 2001, the Company agreed to increase the options granted to Board members each year. Subject to shareholders' approval, the Company agreed to grant options to purchase a total of 20,000 shares of the Company's Common Stock to each of the five individuals comprising the Board of Directors, beginning with the calendar year 2000. Each Board member will receive options to purchase 18,000 shares of common stock at an exercise price of $.20157 for their service in 2000, and options to purchase 20,000 shares of common stock at an exercise price of $.4275 for their service in 2001, $.3155 for their services in 2002, $.2430 for their services in 2003, $.5945 for their services in 2004, $.1105 for their services in 2005 and .5300 in 2006. On November 15, 2004, the Shareholders' approved a new 2003 Stock Plan that ratified these actions by the Board of Directors.

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

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes contained in this annual report on Form 10-KSB ("Form 10-KSB"). All statements other than statements of historical fact included in this Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-KSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

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

         In November 2003, the Company was granted a patent on its new oxygenation technology that provides a method for delivering oxygen into the skin and tissue at depths considered medically therapeutic. This unique technology utilizes topical applications, eliminating reliance on the blood stream. Preliminary research was conducted at the University of Massachusetts and Florida Atlantic University and the process to obtain FDA approval was initiated. Management plans to research additional medical applications if and when Hydron obtains FDA approval.

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

RESULTS OF OPERATIONS - 2006 VERSUS 2005

         Total net sales for 2006 were $1,474,003, an increase of $11,364 or 1% from net sales of $1,462,639 for the year ended December 31, 2005. Catalog Sales net sales for 2006 were $610,677, a decrease of $69,223 or 10% from sales of $679,900 for 2005. Private Label and Contract Manufacturing net sales for 2006 were $705,692, an increase of $34,636 or 5% from sales of $671,056 for 2005. Formulation and commission net sales for 2006 were $86,434, from zero in 2005. Professional sales consist of dental products sold to dental labs for use in manufacturing dentures. Net sales of dental products for 2006 were $18,490, an increase of $4,622 or 33% from sales of $13,868 in 2005. Shipping and handling revenues for 2006 were $52,710, a decrease of $45,105 or 46% from shipping and handling revenues of $97,815 in 2005. This decrease was due primarily to increased sales promotions on the web involving shipping.

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

         Cost of sales was $669,049 for 2006, a decrease of $62,034 or 8% from cost of sales of $731,083 for 2005. Cost of sales was 45% of total sales in 2006 compared to 50% in 2005. The decrease in cost of sales percentage reflects the impact of this year's formulation and commission net sales. The Company monitors its inventory levels closely and writes-down any inventory in excess of a one-year supply. Cost of sales include charges of $7,394 in 2006 to adjust inventories to a one-year supply valued at the lower of cost or realizable value on a FIFO basis. Similar charges for 2005 were $100,853. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment. Shipping and handling costs for 2006 were $53,922, a decrease of $69,901 or 56% from shipping and handling costs of $123,823 for the same period in 2005. This decrease reflects the 10% decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in house and switching to a new trucking company and the Company negotiating a reduction in shipping charges with one vendor.

         The Company's overall gross profit margin increased to 55% of net sales for 2006 versus 50% for 2005. This reflects the increase in formulation and commission sales as discussed above, less the relative mix of higher margin catalog sales versus lower margin private label sales.

         Royalty expenses in 2006 were $19,211 and $36,211 in 2005. An aggregate of $28,108 was accrued and unpaid as of December 31, 2006. This amount is adequate to cover any royalties that are payable through December 2006.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $11,916 in 2006, a decrease of $43,121 or 78% from R&D expenses of $55,037 in 2005. This decrease was due principally to the Company eliminating the use of outside FDA consultants in association with its oxygenation technology during 2006 versus 2005. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses in 2006 were $1,176,594, representing a decrease of $182,273 or 13% from SG&A expenses of $1,358,867 in 2005. Sales commissions in 2006 were $12,308, an increase of $11,340 or 1,117% from sales commissions of $968 in 2005.

         The increased sales commissions reflect new sales initiatives. Postage expense was $0 in 2006, a decrease of $30,523, or 100%, from $30,523 in 2005.
This decrease resulted from marketing through emails instead of using mailings during 2006. Advertising and promotional expenses was $83,389 in 2006, an increase of $2,660, or 3% from $80,729 in 2005. This increase is due to new advertising initiatives taken by the Company to increase sales and redesigning of the website. Professional expenses (legal and audit) were $144,538 in 2006, a decrease of $21,494 or 13% from the $166,032 incurred in 2005.The decrease in professional fees involved additional costs associated with the use of an outside consultant instead of an in house CFO offset by decreases in legal fees associated with the acquisition of CRI in 2005. Warehousing expense in 2006 was $5,569, a decrease of $31,007, or 85% from $36,576 in 2005. This decrease is due to bringing all products to one location eliminating the need for outside storage. Insurance expense in 2006 was $44,790, a decrease of $35,619 or 44% from $80,409 in 2005. The decrease was due to reducing certain insurance coverage's. Employment expense in 2006 was $490,246, a decrease of $77,890 or 14% from $568,136 in 2005. This decrease was due primarily to the restructuring of operations and staff. Moving expenses were $0 in 2006, a decrease of $26,899 from $26,899 in 2005. The decrease was due to the movement of operations to St. Petersburg during 2005. Bad debts in 2006 were $19,575, a decrease of $20,985 from $40,560 in 2005. The decrease is due to better collection and less write off of receivables deemed uncollectible. All other expenses were $376,179 for 2006, an increase of $48,144 or 15% from $328,035 in 2005.

         Depreciation and amortization expense was $103,392 for 2006, an increase of $44,302 or 75% from $59,090 in 2005. The increase was due primarily to the amortization of the intangible of the purchase of CRI.

         Net interest (expense) was ($74,098) in 2006 compared to net interest (expense) of ($29,730) in 2005. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

         Minority interest in net loss in 2006 was $28,149 compared to $35,328 in 2005. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004 (see Limited Liability Partnership, Item 1. Business).

         The Company had a net loss of $552,108, representing a decrease of $219,943 or 28% from the net loss of $772,051 for 2005, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that present working capital balances and internally generated funds will not be sufficient to meet our working capital needs for the next three months. It will be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2006 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         The Company's working capital deficit was ($668,891) at December 31, 2006, including cash and cash equivalents of $6,940. Cash used by operating activities during the twelve months ended December 31, 2006 was $33,175 and $18,052 was used in investing activities. This was offset by proceeds from financing activities of $21,886.

         On February 1, 2007, the Company, commenced an offering ("Offering") of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000.

         After the offering the Company has a total of 15,615,336 shares of Common Stock outstanding plus an additional 8,143,000 shares of Common Stock issuable upon the exercise of options and warrants (including the Warrants). Accordingly, the issuance of Units increased the number of shares of Common Stock by approximately 26.8% and the fully-diluted number of shares of Common Stock by 38.5%.

         Among the individuals purchasing Units in the Offering are (i) Richard Banakus, the Chairman, interim President and a director of the Company, who purchased 350,000 Units, and (ii) Ronald J. Saul, a director of the Company who with his spouse purchased 850,000 Units. Following the closings, Mr. Banakus beneficially owns 4,309,040 shares of Common Stock, comprised of 2,484,040 shares held directly and 1,825,000 shares issuable upon the exercise of options and common stock purchase warrants (including the Warrants), representing beneficial ownership of 24.7% of the Common Stock, and Mr. Saul beneficially owns 3,482,540 shares of Common Stock, comprised of 2,007,540 shares held directly by him and his immediate family members and 1,475,000 shares of Common Stock issuable upon the exercise of options and common stock purchase warrants (including the Warrants), representing beneficial ownership of 20.4% of the Common Stock.

         Under the terms of the Offering, the Company has agreed that in the event that the Company shall grant "piggy back" registration rights to any other party to cause the Company's Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of the Shares and Warrants similar registration rights.

         Each purchaser of Units is an "accredited investor" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). The Company issued the Shares and the Warrants without registration under the Securities Act in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act, as well as preemption from applicable state registration requirements under Section 18(a) of the Securities Act.

         The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

         On March 21, 2007, The Company offered ("Offering") and sold 500,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one
(1) warrant ("Warrant") for the purchase of one (1) share of Common Stock for a total gross purchase price of $50,000 to Ronald J. Saul, a director of the Company, and his spouse jointly.

         After issuance of the Shares sold in the Offering, the Company has a total of 16,115,336 shares of Common Stock outstanding plus an additional 8,643,000 shares of Common Stock issuable upon the exercise of options and warrants (including the Warrants). Accordingly, the issuance of Units increased the number of shares of Common Stock by approximately 3.2% and the fully-diluted number of shares of Common Stock by 4.0%.

         Following the closing, Mr. Saul beneficially owns 4,489,540 shares of Common Stock, comprised of 2,514,540 shares held directly by him and his immediate family members and 1,975,000 shares of Common Stock issuable upon the exercise of options and common stock purchase warrants (including the Warrants), representing beneficial ownership of 24.8% of the Common Stock.

         The Company intends to use the proceeds of the Offering to pay current obligations of the Company. The balance, if any, will be used for working capital and general corporate purposes, including funding ongoing operations.

         On October 24, 2005 the Company received proceeds of $112,500 through the partial exercise of certain warrants relating to a previous private placement of its securities in December 2002. These funds were received from three individuals including two individuals who are (i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

         On October 24, 2005, the Board of Directors of Hydron Technologies, Inc., a New York corporation (the "Company"), adopted a resolution authorizing the extension of options of the exercise period for certain options to purchase common stock (the "Options") granted in connection with a private placement of securities by the Company from December 9, 2005 to December 9, 2007 (the "New Expiration Date") in consideration of the agreement of certain holders to immediately exercise a portion of the Options and purchase the underlying common stock. The shares underlying the original Options were registered by the Company under the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock underlying the Options totaled 1,750,000 shares or approximately 14.3% of the total outstanding shares of the Company.

         Richard Banakus, the Chairman, interim President and a director of the Company, and Ronald J. Saul, a director of the Company, together with his spouse, Antonette G. Saul, are among the holders of the Options. Mr. Banakus assigned for nominal consideration certain of his Options exercisable for 250,000 shares to Mr. Saul and effective October 27, 2005 exercised Options representing an aggregate of 250,000 shares of common stock in consideration of the extension of the exercise period to the New Expiration Date for Options representing an aggregate of 750,000 shares of common stock. Mr. Saul exercised Options effective October 28, 2005, representing an aggregate of 250,000 shares and had Options representing an aggregate of 125,000 extended to the New Expiration Date. In 2006 Mr. Saul exercised the remaining 125,000 options. In addition, certain other holders of Options exercised Options representing an aggregate of 62,500 shares and had the exercise period for Options representing an aggregate of 62,500 shares extended to the New Expiration Date bringing the total number of shares represented by the new Options (the "New Options") exercisable at any time prior to the New Expiration Date to 812,500 or approximately 6.6% of the total outstanding shares.

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

         On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional common share at $1.00. As of December 31, 2006, all 2,210,000 warrants are outstanding.

         The Company registered these outstanding shares and the 4,481,500 underlying shares of outstanding warrants/options with the Securities and Exchange Commission effective July 22, 2004. The warrants/options are a future source of capital for the Company and could generate up to $3,082,862 if they are exercised.

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

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note 11), and two capital leases for equipment purchases of $56,551. The Company has a substantial overdue trade accounts payables balance. Effective August 5, 2005, the Company relocated its offices to St Petersburg, Fl. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

      o Obtain an infusion of capital that will sustain the Company's operation until the newly established licensing initiatives can produce positive cash flow.

         There can be no assurances that management's plan will be successful and the Company's actual results could differ materially. No estimate has been made to the financial statements to account for the possibility that the plan may be unsuccessful.

         In September 2006, the Company received a letter from the staff of the Securities and Exchange Commission (Commission) providing comments on the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and its Form 10-QSB for the fiscal quarter ended June 30, 2006. Among other comments, the staff questioned the Company's failure to include audited financial statements for Clinical Results, Inc. (CRI) as part of its Current Report on Form 8-K filed in connection with the acquisition of CRI on June 30, 2005. The Company resolved all comments from the staff other than with respect to the inclusion of CRI's financial statements. In December 2006, the Company was notified by staff of the Commission that until the Company had filed two years of financial statements for CRI it would not be permitted to offer shares of its stock pursuant to a registration statement filed with the Commission, excluding shares sold pursuant to Form S-8.

         The Company anticipates that it will have on file two years of financial statements for CRI following the filing of its Form 10QSB for the period ending June 30, 2007 and will then be eligible to file registration statements in connection with the offering of its securities thereafter.

CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

         Management believes the following critical accounting policies are significant in preparation of our financial statements.

ALLOWANCE FOR SALES RETURNS

         The Company records product sales when persuasive evidence of an arrangement exists, shipment has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Catalog sales are sold on a cash basis with a 30-day guarantee. Returns have been less than $10,000 annually for the last five years. A provision is made at the time sales are recognized for the estimated cost of product warranties. Private label sales are sold on account and are collected in 30 to 45 days. If there is a production or packaging problem, the Company would correct the problem and replace the product sold. To minimize that possibility, the Company inspects all production batches before they are packaged to ensure quality, efficacy, and consistency.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         -------

Reports of Independent Registered Public Accounting Firms .............  25 & 26

Consolidated Financial Statements:

         Balance Sheet as of
         December 31, 2006 ............................................       27

         Statements of Operations for the
         Years ended December 31, 2006 and 2005 .......................       28

         Statements of Changes in Shareholders' Equity / (Deficit)
         for the Years ended December 31, 2006, and 2005 ..............       29

         Statements of Cash Flows for the
         Years ended December 31, 2006 and 2005 .......................       30

         Notes to Consolidated Financial Statements ...................  31 - 50

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hydron Technologies, Inc.

         We have audited the accompanying consolidated statement of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2005 of Hydron Technologies, Inc. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DaszkalBolton LLP
---------------------
Boca Raton, Florida
April 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Hydron Technologies, Inc.

         We have audited the accompanying consolidated balance sheet of Hydron Technologies, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hydron Technologies, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency at December 31, 2006 and has experienced losses from operations in 2006 and 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is discussed in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Sherb & Co., LLP
                                       --------------------
                                       Certified Public Accountants

Boca Raton, Florida
February 20, 2007

                            HYDRON TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                                       2006
                                                                   ------------
                                     ASSETS

Current Assets
  Cash and cash equivalents ..................................     $      6,940
  Trade accounts receivable, net .............................           63,176
  Inventories ................................................          269,253
  Prepaid expenses and other current assets ..................            4,299
                                                                   ------------
    Total current assets .....................................          343,668


Property and equipment, net ..................................          121,064
Deferred product costs, net ..................................          126,700
Intangible assets, net .......................................          186,836
Restricted cash ..............................................           90,155
Deposits .....................................................           29,252
                                                                   ------------
    Total Assets .............................................     $    897,675
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable ...........................................     $    389,226
  Loans payable, net .........................................          162,858
  Royalties payable ..........................................           28,108
  Deferred revenues ..........................................          130,032
  Accrued liabilities ........................................          276,133
  Current portion of obligation under capital leases .........           26,202
                                                                   ------------
    Total current liabilities ................................        1,012,559

  Obligation under Capital leases payable ....................           24,373
  Minority interest in consolidated partnership ..............          221,713

Shareholders' deficit
  Preferred stock - $.01 par value
    5,000,000 shares authorized;
    no shares issued or outstanding ..........................                -
  Common stock - $.01 par value
    30,000,000 shares authorized;
    12,239,736 shares issued and outstanding .................          122,397
  Additional paid-in capital .................................       21,276,269
  Accumulated deficit ........................................      (21,751,820)
  Treasury stock, at cost; 10,000 at 2006 ....................           (7,816)
                                                                   ------------
    Total Shareholders' deficit ..............................         (360,970)
                                                                   ------------
    Total liabilities and shareholders' deficit ..............     $    897,675
                                                                   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            HYDRON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                                      2006             2005
                                                  ------------     ------------

Net Sales ....................................    $  1,474,003     $  1,462,639
Cost of sales ................................         669,049          731,083
                                                  ------------     ------------
Gross profit .................................         804,954          731,556

Expenses
  Royalty expense ............................          19,211           36,211
  Research and development ...................          11,916           55,037
  Selling, general and administration ........       1,176,594        1,358,867
  Depreciation and amortization ..............         103,392           59,090
                                                  ------------     ------------
    Total expenses ...........................       1,311,113        1,509,205

                                                  ------------     ------------
Operating loss ...............................        (506,159)        (777,649)

Interest income (expense) - net ..............         (74,098)         (29,730)
                                                  ------------     ------------
  Loss before income taxes and
    minority interest ........................        (580,257)        (807,379)

Income taxes .................................               -                -
Minority interest in net loss of
  consolidated partnership ...................          28,149           35,328
                                                  ------------     ------------
    Net loss .................................    $   (552,108)    $   (772,051)
                                                  ============     ============

Basic and diluted loss per share
  Net loss per common share ..................    $      (0.05)    $      (0.07)
                                                  ============     ============

Weighted average shares
  outstanding (basic and diluted) ............      12,178,334       10,439,817
                                                  ============     ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         HYDRON TECHNOLOGIES, INC.
                    Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                                         Common Stock      Additional                 Treasury
                                     --------------------    Paid-in    Accumulated     Stock      Total
                                       Shares     Amount     Capital      Deficit     (at cost)   Equity
                                     ----------  --------  -----------  ------------  ---------  ---------
Balance at December 31, 2004 ......   9,320,336  $ 93,203  $20,736,049  $(20,427,661)  $(7,816)  $ 393,775
  Exercise of stock options .......     562,500     5,625      106,875             -         -     112,500
  Issuance of common shares in lieu
   of interest on loan payable ....      44,000       440       10,560             -         -      11,000
  Warrents issued in connection
   with loan payable ..............           -         -       24,000             -         -      24,000
  Issuance of Common shares for
   CRI acquisition ................   2,000,000    20,000      240,000             -         -     260,000
  Compensation expense from
   stock option awards ............           -         -        9,441             -         -       9,441
  Net loss ........................           -         -            -      (772,051)        -    (772,051)
                                     ----------  --------  -----------  ------------   -------   ---------
Balance at December 31, 2005 ......  11,926,836   119,268   21,126,925   (21,199,712)   (7,816)     38,665
                                     ----------  --------  -----------  ------------   -------   ---------
  Exercise of stock options .......     199,500     1,995       42,540             -         -      44,535
  Issuance of common shares in lieu
   of interest on loan payable ....     113,400     1,134       49,896             -         -      51,030
  Compensation expense from
   stock option awards ............           -         -       56,908             -         -      56,908
  Net loss ........................           -         -            -      (552,108)        -    (552,108)
                                     ----------  --------  -----------  ------------   -------   ---------
Balance at December 31, 2006 ......  12,239,736  $122,397  $21,276,269  $(21,751,820)  $(7,816)  $(360,970)
                                     ==========  ========  ===========  ============   =======   =========

                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     29

                            HYDRON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31,
                                                            2006         2005
                                                         ---------    ---------
OPERATING ACTIVITIES
  Net Loss ...........................................   $(552,108)   $(772,051)
    Adjustments to reconcile net loss to
     net cash used by operating activities
      Minority Interest ..............................     (28,149)     (35,328)
      Depreciation and amortization ..................     103,392       59,090
      Compensation expense from stock option awards ..      56,908        9,441
      Deferred financing costs .......................      14,268        7,470
      Interest expense ...............................      51,030       11,000
    Change in operating assets and liabilities net
     of assets acquired
      Restricted cash ................................      22,179     (112,334)
      Trade accounts receivable ......................      83,954     (110,526)
      Inventories ....................................     136,911       88,332
      Prepaid expenses and other current assets ......      26,894       39,059
      Deposits .......................................     (21,673)      14,224
      Accounts payable ...............................      55,828      197,328
      Royalties payable ..............................      (1,404)         380
      Deferred revenues ..............................      (4,501)      43,353
      Interest payable ...............................       1,890       13,230
      Accrued liabilities ............................      21,406       20,050
                                                         ---------    ---------

    Net cash used by operating activities ............     (33,175)    (527,282)

INVESTING ACTIVITIES
  Cash acquired ......................................           -        6,977
  Purchases of property and equipment ................     (18,052)     (24,989)
                                                         ---------    ---------

    Net cash used by investing activities ............     (18,052)     (18,012)

FINANCING ACTIVITIES
  Loan payable, proceeds, net ........................           -      149,249
  Payments on capital leases .........................     (22,649)     (19,853)
  Proceeds from exercise of stock options ............      44,535      112,500
                                                         ---------    ---------

    Net cash provided by financing activities ........      21,886      241,896
                                                         ---------    ---------
    Net decrease in cash and cash equivalents ........     (29,341)    (303,398)

Cash and cash equivalents at beginning of year .......      36,281      339,679
                                                         ---------    ---------
Cash and cash equivalents at end of year .............   $   6,940    $  36,281
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Warrants issued in connection with loans payable ...   $       -    $  24,000
                                                         =========    =========
  Stock issued in acquisition ........................   $       -    $ 260,000
                                                         =========    =========
  Stock issued to pay accrued interest ...............   $  51,030    $  11,000
                                                         =========    =========
  Cash paid for interest .............................   $       -    $       -
                                                         =========    =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            Hydron Technologies, Inc
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005

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

         On July 1, 2005, the Company acquired Clinical Results, Inc. (CRI), a St. Petersburg, Florida-based company. CRI was a privately held product development laboratory and contract manufacturer of cosmeceutical and other personal care products. CRI's clients range from mass market retailers to marketers of high end brands, and certain health food store brands.

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

         The cash and cash equivalent balances at December 31, 2006 and 2005 are covered by the Federal Deposit Insurance Commission.

Restricted cash

         At December 31, 2006, the Company had restricted cash of $90,155, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

Concentration of Credit Risk

         Trade accounts receivable are due primarily from contract manufacturing customers and are usually paid to the Company within 45 days after receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral, although in many cases it requires deposits or advances.

Inventories

         Inventories are valued at the lower of cost or market, on a first-in, first-out (FIFO) basis and include finished goods, components and raw materials.

Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets (or asset groups) over the remaining depreciation/amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the periods ended December 31, 2006 and 2005, management determined there was no impairment of long-lived assets.

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

         Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. SFAS 123R requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.

         For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $56,908. For the year ended December 31, 2005, the Company recognized $9,441 of stock-based compensation expense under the intrinsic value method.

Earnings (loss) Per Share

         The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

Revenue Recognition

         The Company recognizes revenue when

         o  Persuasive evidence of an arrangement exists,
         o  Shipment has occurred,
         o  Price is fixed or determinable, and
         o  Collectibility is reasonably assured.

         Subject to these criterion, the Company recognizes revenue at the time of shipment of the relevant merchandise. The Company offers its individual consumer customers a thirty-day warranty and estimates an allowance for sales returns based on historical experience with product returns. For the Company's formulation and contract manufacturing business, revenue is recognized when the work is complete, the client approves the formula by written correspondence, and the product is shipped.

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

Research and Development Costs

         Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the years ended December 31, 2006 and 2005, expenses charged to Research and Development were $11,916 and $55,037, respectively.

Advertising

         Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses." Advertising expenses amounted to approximately $83,000 and $81,000 for the years ended December 31, 2006 and 2005, respectively.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short term maturities

3. INVENTORIES

         At December 31, 2006, inventories consist of the following:

                                                                2006
                                                                ----

         Finished goods ...............................      $  71,970
         Raw materials and components .................        495,432
                                                             ---------
                                                               567,402
         Less Inventory valuation allowance ...........       (298,149)
                                                             ---------
         Inventories, net .............................      $ 269,253
                                                             =========

         The Company's earnings were reduced for surplus inventory in the amount of $7,394 and $100,853 for the years ended December 31, 2006 and 2005 respectively.

4. TRADE ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 31, 2006:

                                                                2006
                                                                ----

         Accounts Receivable ..........................      $  83,176
         Less: Allowance for Doubtful accounts ........        (20,000)
                                                             ---------
         Accounts Receivable, Net .....................      $  63,176
                                                             =========

         The Company's allowance for doubtful accounts was $20,000 and $25,000 for the years ended December 31, 2006 and 2005 respectively.

5. PROPERTY AND EQUIPMENT

         At December 31, 2006, property and equipment consisted of the following:

                                                                2006
                                                                ----

         Furniture and equipment ......................      $ 375,417
         Less accumulated depreciation ................       (254,353)
                                                             ---------
                                                             $ 121,064
                                                             =========

         Depreciation for the year ended December 31, 2006 and 2005 was $33,340 and $11,684, respectively.

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

         At December 31, 2006 deferred product costs consisted of the following:

                                                                2006
                                                                ----

         Deferred product cost ........................      $ 351,818
         Less accumulated amortization ................       (225,118)
                                                             ---------
                                                             $ 126,700
                                                             =========

         Amortization for the years ended December 31, 2006 and 2005 was approximately $28,000 and $27,000, respectively.

         Estimated future amortization of deferred product costs are as follows:

         2007         $  20,214
         2008            16,667
         2009            11,746
         2010             9,432
         2010             9,064
         thereafter      59,577
                      ---------
                      $ 126,700
                      =========

7. ACQUISITION

         On July 1, 2005, the Company acquired all the outstanding common stock of Clinical Results, Inc. (CRI). As consideration, the Company issued 2,000,000 shares of common stock (fair value of $260,000). The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition. Intangible assets which are comprised of customer lists, formularies, product developments and employment contract for key employee of $241,311 were recorded in this transaction and are being amortized over 3 to 10 years using the straight line method.

                                                                2006
                                                                ----

         Intangibles ..................................      $ 241,311
         Less accumulated amortization ................        (54,475)
                                                             ---------
                                                             $ 186,836
                                                             =========

          Post-acquisition amortization of the identifiable intangible assets for the year ended December 31, 2006 was approximately $35,780. Estimated future amortization of the identifiable intangible assets are as follows:

         2007         $  35,780
         2008            27,446
         2009            19,113
         2010            19,113
         2011            19,113
         Thereafter      66,271
                      ---------
                      $ 186,836
                      =========

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

         An aggregate of $28,108 and $ 29,512 was accrued and unpaid as of December 31, 2006 and 2005. For the years ended December 31, 2006 and 2005, the Company recorded royalty expenses of approximately $19,000 and $36,000, respectively. The Company has not received any royalty payments, or been advised of any sales that would entitle the Company to royalty income.

9. ACCRUED LIABILITIES

         At December 31, 2006, accrued liabilities consisted of the following:

                                                                2006
                                                                ----

         Dividends payable ............................      $  83,163
         Director fee payable .........................        112,270
         Professional fees ............................         31,356
         Other ........................................         49,344
                                                             ---------
                                                             $ 276,133
                                                             =========

10. INCOME TAXES

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to losses, the Company has not provided for current income tax expense in either the years ended December 31, 2006, or 2005.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                2006           2005
                                            -----------    -----------

         Net operating loss carryforwards   $ 7,389,000    $ 7,741,000
         Tax credit carry forwards ......       168,000        180,000
         Other ..........................       107,000        181,000
                                            -----------    -----------
         Deferred tax assets ............     7,664,000      8,102,000

         Less valuation allowance .......    (7,664,000)    (8,102,000)
                                            -----------    -----------
         Total net deferred taxes .......   $         -    $         -
                                            ===========    ===========

         FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $7,664,000 valuation allowance at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance decreased by $438,000 in 2006 and decreased $684,000 in 2005. The decrease in 2006 was due to the expiration of the 1991 net operating loss carryforward.

         As of December 31, 2006, the Company had an unused net operating loss carryforward of approximately $19,636,000 available for use on its future corporate income tax returns. These net operating loss carryforwards expire in December 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

         The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                     Year ended December 31,
                                                         2006       2005
                                                         ----       ----

     Tax at U.S. statutory rates ....................    -34%       -34%
     State income taxes, net of federal tax benefit .     -3%        -4%
     Permanent differences ..........................      6%         0%
     Increase in valuation allowance ................     31%        38%
                                                         ----       ----
                                                           0%         0%
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

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured over the last ten trading days of the month preceding the interest payment date or, if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the Company and issued 37,800 shares at $.57 to the Note holders. In July 2006, the Company elected to pay the accrued interest due on the notes of $16,254 in stock of the Company and issued 37,800 shares at $.43 to the Note holders. At December 31, 2006, the Company had accrued $15,120 of interest on the notes due to the Note holders.

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

Loans Payable consisted of the following at December 31, 2006:

                                                                2006
                                                                ----

         Loan Payable ..................................     $ 150,000
         Accrued interest ..............................        15,120
         Less :Deferred financing costs ................        (2,262)
                                                             ---------
                                                             $ 162,858
                                                             =========

12. STOCK OPTIONS AND WARRANTS

         The number of shares of common stock reserved for issuance was 4,938,500 for December 31, 2006 and 5,099,000 for 2005. This includes 2,210,000 shares for the private placement subscription agreements completed November 14, 2003.

STOCK OPTION PLANS

THE 1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         The 1993 Non-Employee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended December 31, 2006

1997 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         During 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan. Such plan provides grants of stock options to non-employee directors of the Company to purchase an aggregate of 100,000 shares of the Company's common stock. Each non-employee director shall be granted an option to purchase 2,000 shares of the Company's common stock on each May 1st throughout the term of this plan at exercise prices equal to the average of the fair market value of the Company's common stock during the ten business days preceding the date of the grant. In addition, each non-employee director who sits on a committee of the Board of Directors shall be granted an option to purchase 500 shares of the Company's common stock under the same pricing arrangements as above. Subject to certain exceptions, no options granted under this plan shall be exercisable until one year after the date of grant. During August 1999, the Company agreed to increase the annual May 1st grant to the Board members from 2,000 to 20,000 shares of the Company`s common stock and committee members from 500 to 5,000. These options expire five years from the date of grant and all outstanding options are exercisable at December 31, 2005. There are 100,000 options available for grant under this plan at December 31, 2006.

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

         Options to purchase 74,500 shares were granted during the year ended December 31, 2006, necessitating adjustments to the pro forma information regarding net income and earnings per share as required by FASB Statement No. 123.

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

         Activity with respect to these plans is as follows:

                                                                    Weighted
                                       Number of                     Average
                                       Options/        Price        Exercise
                                       Warrants      Per Share       Price
                                       ---------   --------------   --------

    Outstanding at December 31, 2004   1,215,500   $0.13 TO $0.81     $0.37

      Stock options granted ........     687,000        0.28           0.28
      Stock options expired ........    (670,500)   0.13 TO 0.52       0.30
                                       ---------
    Outstanding at December 31, 2005   1,232,000    0.13 TO 0.81      $0.34
                                       =========

      Stock options granted ........      74,500    .5225 TO .53       0.53
      Stock options expired ........    (120,000)  0.281 TO .5225      0.32
                                       ---------
    Outstanding at December 31, 2006   1,186,500   $0.13 TO $0.81     $0.38
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

         On October 24, 2005, the Board of Directors adopted a resolution authorizing the extension of the exercise period for certain options to purchase common stock (the "Options") granted in connection with a private placement of securities by the Company from December 9, 2005 to December 9, 2007 (the "New Expiration Date") in consideration of the agreement of certain holders to immediately exercise a portion of the Options and purchase the underlying common stock. The shares underlying the original Options were registered by the Company under the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock underlying the Options totaled 1,750,000 shares or approximately 14.3% of the total outstanding shares of the Company.

         Richard Banakus, the Chairman and interim President and a director, and Ronald J. Saul, a director of the Company, together with his spouse, Antonette
G. Saul, are among the holders of the Options. Mr. Banakus assigned for nominal consideration certain of his Options exercisable for 250,000 shares to Mr. Saul and effective October 27, 2005 exercised Options representing an aggregate of 250,000 shares of common stock in consideration of the extension of the exercise period to the New Expiration Date for Options representing an aggregate of 750,000 shares of common stock. Mr. Saul exercised an aggregate of 250,000 shares and had Options representing an aggregate of 125,000 extended to the New Expiration Date. In 2006 Mr. Saul exercised the remaining 125,000 options. In addition in 2005, certain other holders of Options exercised Options representing an aggregate of 62,500 shares and had the exercise period for Options representing an aggregate of 62,500 shares extended to the New Expiration Date bringing the total number of shares represented by the new Options (the "New Options") exercisable at any time prior to the New Expiration Date to 812,500 or approximately 6.6% of the total outstanding shares.

                                                             Options/
                                                             Warrants
                                                             --------

         Outstanding at December 31, 2005 .................   937,500

         Stock options granted (including extended options)         -
         Stock options exercised ..........................  (125,000)
         Stock options expired ............................         -
                                                             --------
         Granted and outstanding at December 31,2006 ......   812,500
                                                             ========

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

                                       Number of                    Average
                                        Options        Price        Exercise
                                       Warrants      Per Share       Price
                                       ---------   --------------   --------

    Outstanding at December 31, 2005    169,500    $0.22 to $0.66    $0.53

      Stock options granted ........          -
                                       ---------
    Outstanding at December 31, 2006    169,500     0.22 to 0.66      0.53
                                       =========

OTHER WARRANTS

         On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. As of December 31, 2006, all 2,210,000 warrants are outstanding.

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

         For the year ended December 31, 2006, interest expense includes $14,268 representing the amortization of the debt discount.

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2006 and 2005:

                                                     2006        2005
                                                     ----        ----

         Risk-free interest rate ..............        4.9%        4.3%
         Expected life ........................     5 years     5 years
         Expected volatility ..................        146%        124%
         Expected dividend yield ..............          0%          0%

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

         The weighted average remaining contractual life of all options outstanding at December 31, 2006 was 1.72 years.

13. COMMITMENTS AND CONTINGENCIES

Lease
-----

         The Company had leased office space under a non-cancelable lease agreement, which expired in August 2005. Net rent expense under this lease was approximately $30,800 in 2005.

         The Company currently leases 35,000 square feet of office space under three non-cancelable leases in St Petersburg, Florida which expire between April and September 2008. Rent expense for the year ended December 31, 2006 was approximately $91,371 under these new leases. The Company also leases equipment. Equipment lease expense for the year ended December 31, 2006 was $22,648.

         The leased property under capital leases as of December 31, 2006 had a cost of $93,078, and accumulated depreciation of $21,054. Amortization of the leased property is included in depreciation expense.

         Future minimum lease payments for these leases at December 31 are as follows:

         YEAR ENDING                                    CAPITAL        OPERATING
         December 31,                                   LEASES           LEASES
         ------------                                   ------           ------

             2007 ................................     $ 31,951        $ 134,508
             2008 ................................       26,060           90,317
             2009 ................................            -                -

TOTAL MINIMUM LEASE OBLIGATION ...................       58,011          224,825
  LESS: INTEREST .................................       (7,436)               -
  PRESENT VALUE OF TOTAL MINIMUM LEASE PAYMENTS ..       50,575        $ 224,825
                                                                       =========
  LESS: CURRENT PORTION ..........................      (26,202)
                                                       --------
    NON-CURRENT PORTION ..........................     $ 24,373
                                                       ========

Contingency
-----------

         In September 2006, the Company received a letter from the staff of the Securities and Exchange Commission (Commission) providing comments on the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and its Form 10-QSB for the fiscal quarter ended June 30, 2006. Among other comments, the staff questioned the Company's failure to include audited financial statements for Clinical Results, Inc. (CRI) as part of its Current Report on Form 8-K filed in connection with the acquisition of CRI on June 30, 2005. The Company resolved all comments from the staff other than with respect to the inclusion of CRI's financial statements. In December 2006, the Company was notified by staff of the Commission that until the Company had filed two years of financial statements for CRI it would not be permitted to offer shares of its stock pursuant to a registration statement filed with the Commission, excluding shares sold pursuant to Form S-8.

         The Company anticipates that it will have on file two years of financial statements for CRI following the filing of its Form 10QSB for the period ending June 30, 2007 and will then be eligible to file registration statements in connection with the offering of its securities thereafter.

14. MANAGEMENT'S PLAN

         The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

         The Company anticipates that present working capital balances and internally generated funds will not be sufficient to meet our working capital needs for the next three months. It will be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2006 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         On February 1, 2007, the Company, commenced an offering ("Offering") of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000 (Note 15). The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

         On March 21, 2007, The Company offered ("Offering") and sold 500,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one
(1) warrant ("Warrant") for the purchase of one (1) share of Common Stock for a total gross purchase price of $50,000 to Ronald J. Saul, a director of the Company, and his spouse jointly.

         After issuance of the Shares sold in the Offering, the Company has a total of 16,115,336 shares of Common Stock outstanding plus an additional 8,643,000 shares of Common Stock issuable upon the exercise of options and warrants (including the Warrants). Accordingly, the issuance of Units increased the number of shares of Common Stock by approximately 3.2% and the fully-diluted number of shares of Common Stock by 4.0%.

         Following the closing of the Offering, Mr. Saul beneficially owns 4,489,540 shares of Common Stock, comprised of 2,514,540 shares held directly by him and his immediate family members and 1,975,000 shares of Common Stock issuable upon the exercise of options and common stock purchase warrants (including the Warrants), representing beneficial ownership of 24.8% of the Common Stock (Note 15).

         The Company intends to use the proceeds of the Offering to pay current obligations of the Company. The balance, if any, will be used for working capital and general corporate purposes, including funding ongoing operations.

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

         The Company's working capital deficit was approximately ($670,000) at December 31, 2006, including cash and cash equivalents of approximately $7,000. Cash used by operating activities was $33,175 and cash used in investing activities was $18,052 during the year ended December 31, 2006. This was offset by proceeds from financing activities of $21,886.

         The Company has does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note 11), and two capital leases for equipment purchases of $56,551. The Company has a substantial overdue trade accounts payables balances. Effective August 5, 2005, the Company relocated its offices to St Petersburg, Fl. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

         o Obtain an infusion of capital that will sustain the Company's operation until the newly established licensing initiatives can produce positive cash flow.

         There can be no assurances that management's plan will be successful and the Company's actual results could differ materially. No estimate has been made to the financial statements to account for the possibility that the plan may be unsuccessful.

15. SUBSEQUENT EVENTS

         In February 2007, the Company elected to pay the accrued interest due on the notes as of December 31, 2006 of $15,120 in stock of the Company and issued 37,800 shares at $.23 and 37,800 shares at $.17 to the noteholders.

         On February 1, 2007, the Company, commenced an offering ("Offering") of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000.

         After the offering the Company has a total of 15,615,336 shares of Common Stock outstanding plus an additional 8,143,000 shares of Common Stock issuable upon the exercise of options and warrants (including the Warrants). Accordingly, the issuance of Units increased the number of shares of Common Stock by approximately 26.8% and the fully-diluted number of shares of Common Stock by 38.5%.

         Among the individuals purchasing Units in the Offering are (i) Richard Banakus, the Chairman interim President and a director of the Company, who purchased 350,000 Units, and (ii) Ronald J. Saul, a director of the Company who with his spouse purchased 850,000 Units. Following the closings, Mr. Banakus beneficially owns 4,309,040 shares of Common Stock, comprised of 2,484,040 shares held directly and 1,825,000 shares issuable upon the exercise of options and common stock purchase warrants (including the Warrants), representing beneficial ownership of 24.7% of the Common Stock, and Mr. Saul beneficially owns 3,482,540 shares of Common Stock, comprised of 2,007,540 shares held directly by him and his immediate family members and 1,475,000 shares of Common Stock issuable upon the exercise of options and common stock purchase warrants (including the Warrants), representing beneficial ownership of 20.4% of the Common Stock.

         Under the terms of the Offering, the Company has agreed that in the event that the Company shall grant "piggy back" registration rights to any other party to cause the Company's Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of the Shares and Warrants similar registration rights.

         Each purchaser of Units is an "accredited investor" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). The Company issued the Shares and the Warrants without registration under the Securities Act in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act, as well as preemption from applicable state registration requirements under Section 18(a) of the Securities Act.

         The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

         On March 21, 2007, The Company offered ("Offering") and sold 500,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one
(1) warrant ("Warrant") for the purchase of one (1) share of Common Stock for a total gross purchase price of $50,000 to Ronald J. Saul, a director of the Company, and his spouse jointly.

         After issuance of the Shares sold in the Offering, the Company has a total of 16,115,336 shares of Common Stock outstanding plus an additional 8,643,000 shares of Common Stock issuable upon the exercise of options and warrants (including the Warrants). Accordingly, the issuance of Units increased the number of shares of Common Stock by approximately 3.2% and the fully-diluted number of shares of Common Stock by 4.0%.

         Following the closings, Mr. Saul beneficially owns 4,489,540 shares of Common Stock, comprised of 2,514,540 shares held directly by him and his immediate family members and 1,975,000 shares of Common Stock issuable upon the exercise of options and common stock purchase warrants (including the Warrants), representing beneficial ownership of 24.8% of the Common Stock.

         The Company intends to use the proceeds of the Offering to pay current obligations of the Company. The balance, if any, will be used for working capital and general corporate purposes, including funding ongoing operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer concluded that the Company had material weaknesses associated with insufficient personnel resources with appropriate accounting experience and lack of controls relating to inventory valuation and segregation of inventory. Management is currently seeking personnel resources with appropriate accounting experience, as well as implementing a perpetual inventory system which should mitigate these material weaknesses in 2007.

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

         Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Listed below are the directors and executive officers of the Company as of December 31, 2006:

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

Business Experience

         Richard Banakus, age 60, has served as Chairman, interim President and a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

         Karen Gray, age 48, has served as a director of the Company since December 1997 and was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Ronald J. Saul, age 59, has served as a director of the company since January 2003. From September 1992 to the present, Mr. Saul has been a financial consultant. From October 1985 through August 1992, Mr. Saul was the Treasurer and Vice President of National Intergroup, a multi company holding company. From November 1970 to September 1985, Mr. Saul held various accounting and financial positions with National Intergroup Inc. and its predessor company, National Steel Corporation.

         David Pollock age 42, has served as a director of the Company and as CEO of the Company from July 1, 2005 to present. Mr. Pollock is responsible for developing a number of innovative products, including some of the early glycolic and alpha hydroxy acid products, the first mass market Vitamin C line, one of the best selling acne systems in the mass market, plus products for such brands as SkinCeuticals, Bliss, Shaklee, Ted Gibson, Vogue International, DermaFresh, Keri Lotion, CaliforniaBeauty, Desert Essence and more.

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

         Dr. Douglas Reitz, Executive Vice President from July 1, 2005 to present. Dr. Reitz has been involved in researching and clinical testing of a number of pain relief, anti-inflammatory, acne, anti-aging/collagen building and breakthrough delivery system technologies. Dr. Reitz brings his knowledge and expertise to the Company, overseeing research and clinical trials. His undergraduate study was in biochemical engineering and then went on to get his medical degree. He was in private practice for 20 years

DIRECTOR AND OFFICER RESIGNATIONS

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

CORPORATE GOVERNANCE

Audit Committee

         The Audit Committee of the Board of Directors, comprised of Ronald Saul reviewed and discussed the audited financial statements with management. The audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61 as amended (AICPA, Professional Standards, vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant's independence.

         Based on this review and discussion, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006 and filed and the Securities and Exchange Commission.

Audit Committee Financial Expert

         The Company's Board of Directors has determined that the Company's audit committee does have a financial expert serving on the audit committee. Ronald Saul is the financial expert serving on the audit committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of beneficial ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Exchange Act, the Company believes that during the year ended December 31, 20056 all filing requirements applicable to Reporting Persons were complied with except as follows.

         Karen Gray, a director of the Company, David Pollock, a director and CEO of the Company, and Douglas Reitz, an Executive Vice President of the Company failed to timely file Forms 3 (Initial Statement of Beneficial Ownership of Securities). Ms. Gray has advised the Company that she intends to file a Form 3 as promptly as practicable. Mr. Pollock filed a Form 3 on February 27, 2006; and Mr. Reitz filed a Form 3 on February 27, 2006.

         Messrs. Pollock's and Reitz's Form 3s disclose the beneficial ownership on the required date of filing of shares of common stock of the Company issued in consideration of the acquisition by the Company of their shares of CRI and the grant of options to acquire shares of common stock pursuant to their respective employment agreements.

         In addition, Ms Gray failed to timely file Forms 4 to report the following transactions:

DATE OF
TRANSACTION   TRANSACTION DESCRIPTIONS              ADDITIONAL INFORMATION
-----------   ------------------------              ----------------------

12/17/97      Grant of options to acquire 2,000     Options expired on 12/16/02
              shares of common stock

5/01/99       Grant of options to acquire 2,000     Options expired on 4/30/05
              shares of common stock

8/16/99       Grant of options to acquire 2,000     Options expired on 8/15/04
              shares of common stock

5/01/00       Grant of options to acquire 2,000     Options expired on 4/30/05
              shares of common stock

4/01/01       Grant of options to acquire 18,000    Exercised on 3/29/06 and
              shares of common stock                10,0000 shares of underlying
                                                    shares of common stock sold
                                                    on 7/12/06

5/01/01       Grant of options to acquire 20,000    Options will expire on
              shares of common stock                4/30/07

5/01/03       Grant of options to acquire 20,000    Options will expire on
              shares of common stock                4/30/08

5/01/04       Grant of options to acquire 20,000    Options will expire on
              shares of common stock                4/30/09

5/01/05       Grant of options to acquire 20,000    Options will expire on
              shares of common stock                4/30/10

5/01/06       Grant of options to acquire 20,000    Options will expire on
              shares of common stock                4/30/11

         Ms. Gray filed a Form 4 on April 4, 2007 to report previous grants of options, net of expired options. The Company made the grants of stock options to her in consideration for her service on the Company's Board of Directors. The exercise price for the options received under each grant was the fair market value of a share of common stock on the date of grant.

CODE OF ETHICS

         As of the date of this report, the Company has not adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

         Although the Company recognizes the desirability of a Code of Ethics, it does not believe that the development of a comprehensive Code is necessary or a desirable use of the Company's limited financial resources, particularly given the simple administrative structure and limited number of management personnel of the Company. The Company intends to develop and adopt a suitable Code of Ethics when its financial condition and management structure warrants.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information about compensation paid, earned or accrued for services by (i) our principal executive officer and
(ii) our two most highly compensated executive officers, other than the principal executive officer, who served as executive officers at December 31, 2006, who earned in excess of $100,000 ("Named Executive Officers"). In accordance with the transition rules implementing the new executive compensation disclosure requirements set forth in Securities Act Release No. 8732 (Aug. 29,
2006), we are disclosing in this Summary Compensation table only information concerning our fiscal year ended December 31, 2006.

                                                         Stock Option       All Other
Name and Principal Position      Year       Salary         Award (1)       Compensation        Total
---------------------------      ----      --------      ------------      ------------      --------
David Pollock                    2006      $106,000           -                  -           $106,000
Chief Executive Officer (2)

Dr. Douglas Reitz,               2006      $106,000           -                  -           $106,000
Executive Vice President

(1) Based upon the aggregate grant date fair value calculation in accordance with the Financial Accounting Standards Board ("FASB") Statement of Accounting Standard ("FAS") No. 123R, Share Based Payments. Our policy and assumptions made in valuation of share-based payments are contained in Note 12 to our December 31, 2006 financial statements.

(2) Mr. Pollock serves as our principal executive officer and has held such position since July 1, 2005.

EMPLOYMENT AGREEMENTS

         The Company has employment agreement with David Pollock, Chief Executive Officer of the Company, and Dr. Douglas Reitz, Executive Vice President of the Company. Each employment agreement expires on June 30, 2008 and each provides for an annual salary of $106,000.

OPTION GRANTS

         During 2006, pursuant to the Company's 2003 Stock Plan, the Named Executive Officers, were granted options to purchase shares of the common stock of the Company exercisable at the fair market value on the date of grant. During 2006, no Named Executive Officer received a grant of options under the 2003 Option plan.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2006.

                    Number of Securities   Number of Securities
                    Underlying Options     Underlying Options     Option   Option
Name                (#) Exercisable        (#) Unexercisable      Price    Expiration Date
-----------------   --------------------   --------------------   ------   ---------------
David Pollock                   -               400,000 (1)       $.281    September 5, 2010

Dr. Douglas Reitz          66,666               133,334 (2)       $.281    September 5, 2010

(1) Based on the Company reaching outlined performance goals. 200,000 shares vest automatically when the Company reaches $3,000,000 in revenues within a period of no more than four consecutive quarters, and 200,000 shares vest when the Company generates a pre-tax earnings goal of $1,000,000 in a period of no more than four consecutive quarters.

(2) Vest over three equal annual installments beginning on the anniversary date of the option grant.

2003 STOCK PLAN

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

 DIRECTOR COMPENSATION

         The following table sets forth compensation paid, earned or accrued for service as a director in our fiscal year ended December 31, 2006.

                  Fees Earned or
Name               Paid in Cash    Option Awards (1)    Total
---------------   --------------   -----------------   -------

Richard Banakus      $14,976            $ 9,648        $24,624
Karen Gray           $ 5,000            $ 9,648        $14,648
Ronald J. Saul       $ 5,000            $12,060        $17,060

(1) Based upon the aggregate grant date fair value calculation in accordance with FAS No. 123R, Share Based Payments. Our policy and assumptions made in valuation of share-based payments are contained in Note 12 to our December 31, 2006 financial statements.

FEES

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus. Because of his status as Interim President, Mr. Banakus is treated as a non-employee director. The Company does not have a written employment agreement with Mr. Banakus.

         Non-employee directors, including for this purpose Mr. Banakus, each receive an annual fee of $5,000 for serving on the Board of Directors. Such fees have not been paid but are accrued quarterly. As of December 31, 2006, unpaid directors' fees total approximately $112,270.

OPTION GRANTS

         In addition, pursuant to the terms of the Company's 2003 Stock Plan, in 2006, the Company granted each director options to purchase 20,000 shares of common stock having an exercise price equal to the fair market value of the Company's common stock on the date of grant, and awarded additional options for the purchase of 5,000 shares of common stock having an exercise price equal to the fair market value of the Company's common stock on the date of grant to directors serving on a committee of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of December 31, 2006 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the share ownership of the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended December 31, 2006, and (iv) the share ownership of all directors and executive officers of the Company, as a group (five persons).

Name and Address of                  Amount and Nature of         Approximate
Beneficial Owner                     Beneficial Ownership      Percent of Class
-------------------------------      --------------------      ----------------

Richard Banakus                          3,583,840(1)                26.13%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

Karen Gray                                 111,000(2)                 1.0%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

Ronald J. Saul                           1,757,340(3)                13.66%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

David Pollock                            1,400,000(4)                11.08%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

Dr. Douglas Reitz                        1,200,000(5)                 9.65%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

All directors and executive
officers as a group (5 persons)          8,052,180(6)                53.63%

(1) Consists of 2,108,840 shares held directly and 1,475,000 shares issuable upon exercise of options and warrants.
(2) Consists of 11,000 shares held directly and 100,000 shares issuable upon exercise of options.
(3) Consists of 1,132,340 shares held directly and 625,000 shares issuable upon exercise of options.
(4) Consists of 1,000,000 shares held directly and 400,000 shares issuable upon exercise of options and warrants.
(5) Consists of 1,000,000 shares held directly and 200,000 shares issuable upon exercise of options and warrants.
(6) Consists of 5,265,180 shares held directly and 2,800,000 shares issuable upon exercise of options.

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

10.2 Subscription Agreement dated September 31, 2003 between Hydron Technologies, Inc. and the subscribers named therein.(2)

10.3 Agreement dated July 11, 2002 between Hydron Technologies, Inc. and Life International Products, Inc.(2)

10.4     1997 Nonemployee Director Stock Option Plan.(7)

10.5 Bridge Loan Term Sheet for Interim Loans Between Hydron Technologies, Inc and Members of the Board of Directors.(2)

10.6     2003 Stock Plan(8)

10.7 Note dated June 14, 2005 in the principal amount of $50,000 payable to payable to Richard Banakus (9)

10.8 Note dated June 14, 2005 in the principal amount of $50,000 payable to Ronald J. Saul and Antonette G. Saul, jointly (9)

10.9 Note dated June 14, 2005 in the principal amount of $50,000 payable to Regis Synan (9)

10.10 Common Stock Purchase Warrant dated June 14, 2005 in favor of Richard Banakus (9)

10.11 Common Stock Purchase Warrant dated June 14, 2005 in favor of Ronald J. Saul and Antonette G. Saul, jointly (9)

10.12 Common Stock Purchase Warrant dated June 14, 2005 in favor of Regis Synan (9)

10.13 Purchase and Sale Agreement by and among Clinical Results, Inc., David Pollock and Douglas Reitz and Hydron Technologies, Inc., dated July 1, 2005 (10)

10.14    Employment Agreement for David Pollock (10)

10.15    Employment Agreement for Richard Douglas Reitz (10)

10.16    Form of Assignment (11)

16. Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.1 Consent of Independent Registered Public Accounting Firm- Daszkal Bolton LLP (filed herewith)

23.2 Consent of Independent Registered Public Accounting Firm - Sherb & Co. LLP (filed herewith)

31.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99. Press Release dated July 6, 2005 incorporated by reference to Form 8-K filed on July 8, 2005.

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

(7)  Incorporated by reference to the Company's Definitive Proxy Statement on
     Schedule 14A for the year ended December 31, 1996.

(8) Incorporated by reference to the Company's Definitive Proxy Statement for the year ended December 31, 2003.

(9)  Incorporated by reference to Form 8-K filed June 20, 2005

(10) Incorporated by reference to Form 8-K filed July 8, 2005

(11) Incorporated by reference to Form 8-K filed November 2, 2005

(12) Incorporated by reference to Form 8-K filed December 5, 2006

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table sets forth the aggregate fees billed by the Company's principal accountants,

                                                         2006         2005
                                                         ----         ----

         Sherb & Co., LLP -Audit fees 2006 Audit ....  $30,000      $     -
         Daszkal Bolton LLP - Audit fees ............        -       51,200
         Daszkal Bolton LLP3/31, 6/30,9/30 10Q's ....   15,000            -
         Tax fees (Tax compliance and planning) .....    8,453       11,181
                                                       -------      -------
                                                       $53,453      $62,381
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


                            HYDRON TECHNOLOGIES, INC.


                                /s/ David Pollock
                                -----------------
                                  David Pollock
                             Chief Executive Officer
                   Principal Financial and Accounting Officer


                              DATED: APRIL 2, 2007

EXHIBIT INDEX                                                            INDEX #

Consent of Independent Registered Public Accounting Firm-                 23.1
Daszkal Bolton LLP

Consent of Independent Registered Public Accounting Firm -                23.2
Sherb & Co. LLP

Certification of Chief Executive Officer, Principal Financial and
Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002 and Item 307 of Regulation S-K                                    31.1

Certification of Chief Executive Officer, Principal Financial and
Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act  of 2002                32.1