Form 10QSB
period 2007-03-31
HYDRON TECHNOLOGIES INC
filed 2007-05-11
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 2007

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   _X_ Yes   ___ No.

Number of shares of common stock outstanding as of May 11, 2007:  16,315,936

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X].

                            HYDRON TECHNOLOGIES, INC.
                     QUARTERLY PERIOD ENDED, MARCH 31, 2007
                              INDEX TO FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet at March 31, 2007 (unaudited) ..........   3

         Consolidated Statements of Operations for the Three ...............   4
         months ended March 31, 2007 and 2006 (unaudited)

         Consolidated Statements of Cash Flows for Three ...................   5
         months ended March 31, 2007 and 2006 (unaudited)

         Notes to Consolidated Financial Statements (unaudited) ............   6

Item 2.  Management's Discussion and Analysis of Financial Condition .......  17
         and Results of Operations

Item 3.  Controls and Procedures ...........................................  24


Part II. Other Information
--------------------------

Item 1.  Legal Proceedings .................................................  26

Item 2.  Changes in Securities and Use of Proceeds .........................  26

Item 3.  Defaults Upon Senior Securities ...................................  26

Item 4.  Submission of Matters to a Vote of Security Holders ...............  26

Item 5.  Other Events ......................................................  27

Item 6.  Exhibits ..........................................................  27

Signatures .................................................................  31

                            HYDRON TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)

                                     ASSETS
Current Assets
  Cash and cash equivalents ..................................     $     11,039
  Trade accounts receivable, net .............................          193,983
  Inventories ................................................          233,878
  Prepaid expenses and other current assets ..................           11,808
                                                                   ------------
      Total current assets ...................................          450,708

Property and equipment, net ..................................          111,518

Deferred product costs, net ..................................          121,646
Intangible assets, net .......................................          177,977
Restricted cash ..............................................           82,497
Deposits .....................................................           29,652
                                                                   ------------
      Total Assets ...........................................     $    973,998
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable ...........................................     $    238,693
  Loans payable, net. ........................................          156,426
  Royalties payable ..........................................           22,940
  Deferred revenues ..........................................           98,161
  Accrued liabilities ........................................          272,959
  Current portion of obligation under capital leases .........           27,176
                                                                   ------------
      Total current liabilities ..............................          816,355

Long term liabilities
  Obligation under capital lease payable .....................           17,203

  Minority interest in consolidated partnership ..............          217,161

Commitments and contingencies

Shareholders' deficit
  Preferred stock - $.01 par value 5,000,000 shares
    authorized; no shares issued or outstanding ..............                -
  Common stock - $.01 par value
    30,000,000 shares authorized; 16,115,336
    shares, issued and outstanding ...........................          161,153
  Additional paid-in capital .................................       21,633,998
  Accumulated deficit ........................................      (21,864,056)
  Treasury stock, at cost 10,000 shares ......................           (7,816)
                                                                   ------------
      Total Shareholders' deficit ............................          (76,721)
                                                                   ------------
      Total liabilities and shareholders' deficit ............     $    973,998
                                                                   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       2007            2006
                                                   ------------    ------------

Net sales ......................................   $    376,759    $    375,467
Cost of sales ..................................        143,224         145,723
                                                   ------------    ------------
Gross profit ...................................        233,535         229,744

Expenses
  Royalty expense ..............................              -           7,500
  Research and development .....................          3,871           1,010
  Selling, general & administration ............        312,833         363,526
  Depreciation & amortization ..................         23,459          25,410
                                                   ------------    ------------
    Total expenses .............................        340,163         397,446

                                                   ------------    ------------
Operating loss .................................       (106,628)       (167,702)

Interest (expense), net of interest income
 of $319 and $620 ..............................        (10,160)        (27,073)
                                                   ------------    ------------
  Loss before income taxes and
    minority interest ..........................       (116,788)       (194,775)

Income taxes expense ...........................              -               -
Minority interest in net loss of subsidiary ....          4,552           9,050
                                                   ------------    ------------
  Net loss .....................................   $   (112,236)   $   (185,725)
                                                   ============    ============

Basic and diluted loss per share
  Net loss per common share ....................   $      (0.01)   $      (0.02)
                                                   ============    ============

Weighted average shares
  outstanding (basic and diluted) ..............     14,509,025      12,201,936
                                                   ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             2007        2006
                                                          ---------   ---------
OPERATING ACTIVITIES
  Net loss .............................................  $(112,236)  $(185,725)
  Adjustments to reconcile net loss to
   net cash used in operating activities
    Minority interest ..................................     (4,552)     (9,050)
    Depreciation and amortization ......................     23,459      25,410
    Compensation expense from stock option awards ......      1,365       5,214
    Deferred financing costs ...........................      2,262       3,567
    Interest expense ...................................     15,120      34,776

  Change in operating assets and liabilities
    Restricted cash ....................................      7,658       7,778
    Trade accounts receivable ..........................   (130,807)     25,733
    Inventories ........................................     35,375      27,614
    Prepaid expenses and other current assets ..........     (7,509)      2,583
    Deposits ...........................................       (400)       (575)
    Accounts payable ...................................   (150,533)     34,606
    Royalties payable ..................................     (5,168)        955
    Deferred revenues ..................................    (31,871)    (36,935)
    Accrued interest ...................................     (3,174)    (13,230)
    Accrued liabilities ................................     (8,694)     15,057
                                                          ---------   ---------
    Net cash used in operating activities ..............   (369,705)    (62,222)

FINANCING ACTIVITIES
    Stock offering, proceeds ...........................    380,000           -
    Payments on capital leases .........................     (6,196)     (5,357)
    Proceeds from exercise of stock options ............          -      44,535
                                                          ---------   ---------
    Net cash provided by financing activities ..........    373,804      39,178

    Net increase (decrease) in cash and cash equivalents      4,099     (23,044)

Cash and cash equivalents at beginning of period .......      6,940      36,281

                                                          ---------   ---------
Cash and cash equivalents at end of period .............  $  11,039   $  13,237
                                                          =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Stock issued to pay accrued interest .................  $  15,120   $  34,776
  Warrants issued in connection with private offering ..  $ 380,000   $       -

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE A - NATURE OF OPERATIONS

Organization of Business

         Hydron(R) Technologies, Inc. (the "Company") manufactures and sells consumer and professional products, primarily in the personal care/cosmetics field. The Company holds the exclusive license from Indevus Pharmaceuticals Inc
(Idev) who on April 17,2007 acquired Valera Pharmaceuticals (VLRX), the assignee of GP Strategies Corporation (formerly National Patent Development Corporation) ("GPS") to a Hydron(R) polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which the Company uses to develop proprietary products or to license to third parties. The Company owns U.S. and international patents on a method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products.

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

Basis of Presentation and Going Concern

         The unaudited consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2006, which is included in the Company's Form 10-KSB for the year ended December 31, 2006. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

         On July 1, 2005, the Company acquired Clinical Results, Inc. (CRI), a St. Petersburg, Florida-based company. CRI was a privately held product development laboratory and contract manufacturer of cosmaceutical and other personal care products. CRI's clients ranged from mass market retailers to marketers of high end brands, and certain health food store brands.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The cash and cash equivalent balances at March 31, 2007 are covered by the Federal Deposit Insurance Commission.

Restricted cash

         At March 31, 2007, the Company had restricted cash of $82,497, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

Concentration of Credit Risk

         Trade accounts receivable are due primarily from contract manufacturing customers and are usually paid to the Company within 30 days after receipt of goods. The Company performs ongoing evaluations of its significant customers and does not require collateral, although in some cases it requires deposits or advances.

Inventories

         Inventories are valued at the lower of cost or market, on a first-in, first-out (FIFO) basis and include finished goods, components and raw materials.

Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets (or asset groups) over the remaining depreciation/amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the period ended March 31, 2007, management determined there was no impairment of long-lived assets.

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

         For the period ended March 31, 2007, the Company recorded stock-based compensation expense of $1,365. For the period ended March 31, 2006, the Company recognized $5,214 of stock-based compensation expense under the intrinsic value method.

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

Research and Development Costs

         Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the periods ended March 31, 2007 and 2006, expenses charged to Research and Development were $3,871 and $1,010, respectively.

Advertising

         Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses." Advertising expenses amounted to approximately $469 and $31,635 for the periods ended March 31, 2007 and 2006, respectively.

NOTE C - INVENTORIES

         Inventories consisted of the following at March 31, 2007:

         Finished Goods ................................     $   8,688
         Raw materials and components ..................       523,338
                                                             ---------
                                                               532,026
         Less : inventory valuation allowance ..........      (298,148)
                                                             ---------
         Inventories, net ..............................     $ 233,878
                                                             =========

NOTE D - ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at March 31, 2007:

         Accounts Receivable ...........................     $ 213,983
         Less : Allowance for Doubtful accounts ........       (20,000)
                                                             ---------
         Accounts Receivable, Net ......................     $ 193,983
                                                             =========

NOTE E - SHARE BASED COMPENSATION

         The Company recognized $1,365 in share based compensation expense for the three month period ended March 31, 2007. Options to purchase 10,000 shares were granted to employees during the three months ended March 31, 2007.

         For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended March 31, 2007:

         Risk-free interest rate .......  4.9%
         Expected life .................  5 years
         Expected volatility ...........  338%
         Expected dividend yield .......  0%

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

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured over the last ten trading days of the month preceding the interest payment date or, if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the Company and issued 37,800 shares at $.57 to the Note holders. In July 2006, the Company elected to pay the accrued interest due on the notes of $16,254 in stock of the Company and issued 37,800 shares at $.43 to the Note holders. In January 2007, the Company elected to pay the accrued interest due on the notes of $15,120 in stock of the Company and issued 37,800 shares at $.17 to the Note holders, and 37,800 shares at $.23 to the Note holders. At March 31, 2007, the Company had accrued $6,426 of interest on the notes due to the Note holders. In May 2007, the Company elected to pay the accrued interest due on the notes and issued 37,800 shares at $.17 to the Note holders.

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

         Loans Payable consisted of the following at March 31, 2007:

                                                                 2007
                                                               --------

         Loan Payable ................................         $150,000
         Accrued interest ............................            6,426
                                                               --------
                                                               $156,426
                                                               ========

NOTE G - ACCRUED LIABILITIES

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

         Accrued liabilities consisted of the following at March 31, 2007:

         Dividends payable ...........................         $ 83,163
         Director fees payable .......................          116,020
         Professional fees ...........................           38,844
         Other .......................................           34,932
                                                               --------
                                                               $272,959
                                                               ========

NOTE H - EQUITY

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

         On March 21, 2007 the Company closed on the sale of an additional 500,000 Units resulting in gross proceeds to the Company of $50,000.

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

NOTE I - RELATED PARTY

         During the three month period ended March 31, 2007, the Company commenced and closed on an Offering (see Note H). Among the individuals purchasing Units in the Offering are (i) Richard Banakus, the Chairman acting President and a director of the Company, who purchased 350,000 Units, and (ii) Ronald J. Saul, a director of the Company who with his spouse purchased 1,350,000 Units.

NOTE J - GOING CONCERN  AND MANAGEMENT'S PLAN

         The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

         The Company anticipated that present working capital balances and internally generated funds will not be sufficient to meet our working capital needs for the next three months. It will be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2006 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         On February 1, 2007, the Company, commenced an offering ("Offering") of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000. On March 21, 2007 the Company closed on the sale of an additional 500,000 Units resulting in gross proceeds to the Company of $50,000.

         The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

         The Company's working capital deficit was approximately ($366,000) at March 31, 2007, including cash and cash equivalents of $11,039. Cash used in operating activities was $369,705 and cash provided by financing activities was $373,804 during the period ended March 31, 2007.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in June 2005 (see Note F), and two capital leases for equipment purchases of $44,379. The Company has a substantial overdue trade accounts payables balance. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes contained in this quarterly report on Form 10-QSB ("Form 10-QSB"). All statements other than statements of historical fact included in this Form 10-QSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-QSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

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

LIQUIDITY

         The Company anticipated that present working capital balances and internally generated funds will not be sufficient to meet our working capital needs for the next three months. It will be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion on the Company's December 31, 2006 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         On February 1, 2007, the Company, commenced an offering ("Offering") of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000. On March 21, 2007 the Company closed on the sale of an additional 500,000 Units resulting in gross proceeds to the Company of $50,000.

         The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

         The Company's working capital deficit was approximately ($366,000) at March 31, 2007, including cash and cash equivalents of $11,039. Cash used in operating activities was $369,705 and cash provided by financing activities was $373,804 during the period ended March 31, 2007.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in June 2005 (see Note F), and two capital leases for equipment purchases of $44,379. The Company has a substantial overdue trade accounts payables balance. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

         Catalog and Web Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog and Web sales represented approximately 36% of Hydron's total sales for the three months ended March 31, 2007 and 41% of sales the three months ended March 31, 2006. The Company is continuing to explore new ways to enhance Catalog and Web sales and operations, including direct sales initiatives.

Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 8% of Hydron's total sales for the three months ended March 31, 2007 and 23% of sales for the three months ended March 31, 2006.

Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the three month period ending March 31, 2007, contract manufacturing revenue represented 51% of Hydron's total sales and 32% for the three months ended March 31, 2006.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2007 VERSUS 2006

         Total net sales for the three months ended March 31, 2007 were $376,759, an increase of $1,292 or 1% from net sales of $375,467 for the three months ended March 31, 2006. Catalog and Web sales for the three months ended March 31, 2007 were $137,185, a decrease of $18,487 or 12% from sales of the three months ended March 31, 2006 of $155,672. Private Label and Contract Manufacturing net sales for the three months ended March 31, 2007 were $219,574, an increase of $12,681 or 6% from sales the three months ended March 31, 2006 of $206,893. Shipping and handling revenues for the three months ended March 31, 2007 were $17,085, an increase of $4,254 or 33% from shipping and handling revenues for the three months ended March 31, 2006 of $12,831.

         The decrease in catalog sales was the result of the slow attrition of the Company's customer base without marketing spending to replace those customers. Private Label Manufacturing sales increased due to the acquisition of Clinical Results, Inc. on July 1, 2005. Clinical Results is in the early stages of expanding its manufacturing facility and this has helped contribute to the overall revenue.

         Cost of sales was $143,224 for the three months ended March 31, 2007, a decrease of $2,499, or 2%, from cost of sales of $145,723 for the three months ended March 31, 2006. Cost of sales was 38% of total sales the three months ended March 31, 2007, compared to 39% for the three months ended March 31, 2006. The decrease in the cost of sales percentage reflects the impact of private label sales. Cost of sales for private label sales was in direct proportion to the sales level. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment Shipping and handling costs for the first quarter of 2007 were $18,129, a decrease of $511, or 3%, from shipping and handling cost of $18,640 for the same period in 2006. This decrease reflects the decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in-house.

         The Company's overall gross profit margin increased to 62% of net sales for the three months ended March 31, 2006 versus 61% for the three months ended March 31, 2006. This reflects the costs discussed above, less the relative mix of higher margin catalog sales versus lower margin private label sales.

         Royalty expenses for the three months ended March 31, 2007 were $0 and $7,500 for the three months ended March 31, 2006. An aggregate of $22,940 was accrued and unpaid as of March 31, 2007. This amount is adequate to cover any royalties that are payable through March 2007.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $3,871 for the three months ended March 31, 2007, an increase of $2,861 or 283% from R&D expenses of $1,010 for the three months ended March 31, 2006. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2007 were $312,833, representing a decrease of $50,693 or 14% from SG&A expenses of $363,526 for the three months ended March 31, 2006. Employment expense was $150,440 for the three months ended March 31, 2007, a decrease of $22,642, or 13%, from $173,082 for the three months ended March 31, 2006. This decrease is due primarily to staff reductions and pay cuts by management as cost cutting initiatives. Advertising and promotional expenses was $469 for the three months ended March 31, 2007, a decrease of $34,320, or 99% from $34,789 for the three months ended March 31, 2006. This decrease is due to all advertising is now done via email and the internet in 2007 versus new advertising initiatives which were taken by the Company in 2006 were ceased. Insurance expense was $6,557 for the three months ended March 31, 2007, a decrease of $15,361 or 70% from $21,918 for the three months ended March 31, 2006. The decrease was due to reducing certain insurance coverage's. Repairs and Maintenance expense was $25,002 for the three months ended March 31, 2007, an increase of $20,857 or 503% from $4,145 for the three months ended March 31, 2006. The increase is due to additional costs for CAM on the Company's three leases and charges associated with a clean up project. All other expenses were $130,532 for the three months ended March 31, 2007, an increase of $941 or 1% from $129,591 for the three months ended March 31, 2006.

         Depreciation and amortization expense was $23,459 for the three months ended March 31, 2006, a decrease of $1,951 from $25,410 for the three months ended March 31, 2006.

         Net interest (expense) was ($10,160) for the three months ended March 31, 2007 compared to net interest (expense) of ($27,073) for the three months ended March 31, 2006. The decrease in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

         Minority interest in net loss for the three months ended March 31, 2007 was $4,552 compared to $9,050 the three months ended March 31, 2006. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004.

         The Company had a net loss of $112,236 for the three months ended March 31, 2007, representing a decrease of $73,489 or 40% from the net loss of $185,725 for the three months ended March 31, 2006, primarily as a result of the factors discussed above.

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

Allowance for Sales Returns
---------------------------

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

Inventory Valuation
-------------------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 1, 2007, the Company, commenced an offering ("Offering") of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000. On March 21, 2007 the Company closed on the sale of an additional 500,000 Units resulting in gross proceeds to the Company of $50,000.

         The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

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

         Richard Banakus
         Joshua Rochlin
         Karen Gray
         Ronald J. Saul

         The Shareholders also approved the adoption of the Company's 2003 Stock Plan and ratified the Audit Committee's selection of Daszkal Bolton LLP as the Company's independent Certified Public Accountants for the year ended December 31, 2004. There was no shareholder meeting held in 2006.

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

ITEM 5.  OTHER EVENTS

         None.

ITEM 6.  EXHIBITS

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

10.15    Employment Agreement for Richard Douglas Reitz (10)

10.16    Form of Assignment (11)

10.17 Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Richard Banakus (13)

10.18 Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly
         (13)

10.19 Subscription Agreement dated February 5, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly
         (13)

10.20 Common stock Purchase Warrant dated February 1, 2007 in favor of Richard Banakus (13)

10.21    Common stock Purchase Warrant dated February 1, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (13)

10.22    Common stock Purchase Warrant dated February 5, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (13)

10.23 Subscription Agreement dated March 21, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly
         (14)

10.24    Common stock Purchase Warrant dated March 21, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (14)

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

(9)  Incorporated by reference to Form 8-K filed June 20, 2005

(10) Incorporated by reference to Form 8-K filed July 8, 2005

(11) Incorporated by reference to Form 8-K filed November 2, 2005

(12) Incorporated by reference to Form 8-K filed December 5, 2006

(13) Incorporated by reference to Form 8-K filed February 7, 2007

(14) Incorporated by reference to Form 8-K filed March 21, 2007

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HYDRON TECHNOLOGIES, INC.


/s/: David Pollock
------------------
David Pollock
Chief Executive Officer
Principal Financial and Accounting Officer


Dated: May 11, 2007