Form 10QSB/A
period 2007-03-31
HYDRON TECHNOLOGIES INC
filed 2007-06-05
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

Number of shares of common stock outstanding as of June 1, 2007:  16,218,136

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X].

                                EXPLANATORY NOTE

We are filing an amended and restated Form 10QSB for the period ended March 31, 2007 as a result of our amendment and restatement of our financial statements for such period to correct an error in recognition of income and related expense for a sale that was erroneously included in that period which properly will be included in our financial statements for the period ending June 30, 2007. We discovered the error in the course of preparing our detailed financial forecasts for the second quarter and subsequent periods.

The amount of the sale in question was $59,626 and reduced net sales by such amount for the quarter ended March 31, 2007 and also reduced the Company's gross profits by $50,682. The previously issued financial statements included in our Form 10QSB for the quarter ended March 31, 2007 have been restated to correct this error. The reversal of the sale and subsequent re-review and restatement had other financial statement impact on the Company's financial statements for the quarter ended March 31, 2007, including operating loss, loss before income taxes and minority interest and net loss. The inventories as of March 31, 2007 have been increased by $8,944. The statement of cash flows for the three months ended March 31, 2007 has also been restated.

The effect of the restatement is the following:

NET SALES
---------
As originally reported .....     $376,759
As restated ................     $317,133

COST OF SALES
-------------
As originally reported .....     $143,224
As restated ................     $134,280

GROSS PROFIT
------------
As originally reported .....     $233,535
As restated ................     $182,853

NET (LOSS)
----------
As originally reported .....     $112,236
As restated ................     $162,918

To reflect the impact of the re-review and restatement, this Form 10QSB/A discloses the re-review and amends and restates the previously issued Consolidated Financial Statements and the Notes to the Consolidated Financial Statements (Item 1), as well as Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and Controls and Procedures (Item 3).

The filing of this Form 10QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

                            HYDRON TECHNOLOGIES, INC.
                     QUARTERLY PERIOD ENDED, MARCH 31, 2007
                             INDEX TO FORM 10-QSB/A

                                TABLE OF CONTENTS

                                                                            PAGE
Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet at March 31, 2007 (unaudited) ..........   3

         Consolidated Statements of Operations for the Three ...............   4
         months ended March 31, 2007 and 2006 (unaudited)

         Consolidated Statements of Cash Flows for Three ...................   5
         months ended March 31, 2007 and 2006 (unaudited)

         Notes to Consolidated Financial Statements (unaudited) ............   6

Item 2.  Management's Discussion and Analysis of Financial Condition .......  18
         and Results of Operations

Item 3.  Controls and Procedures ...........................................  24


Part II. Other Information
--------------------------

Item 1.  Legal Proceedings .................................................  25

Item 2.  Changes in Securities and Use of Proceeds .........................  25

Item 3.  Defaults Upon Senior Securities ...................................  25

Item 4.  Submission of Matters to a Vote of Security Holders ...............  26

Item 5.  Other Events ......................................................  26

Item 6.  Exhibits ..........................................................  27

Signatures .................................................................  30

                            HYDRON TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)

                                     ASSETS
Current Assets
  Cash and cash equivalents ..................................     $     11,039
  Trade accounts receivable, net .............................          134,357
  Inventories ................................................          242,822
  Prepaid expenses and other current assets ..................           11,808
                                                                   ------------
      Total current assets ...................................          400,026

Property and equipment, net ..................................          111,518

Deferred product costs, net ..................................          121,646
Intangible assets, net .......................................          177,977
Restricted cash ..............................................           82,497
Deposits .....................................................           29,652
                                                                   ------------
      Total Assets ...........................................     $    923,316
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable ...........................................     $    238,693
  Loans payable, net. ........................................          156,426
  Royalties payable ..........................................           22,940
  Deferred revenues ..........................................           98,161
  Accrued liabilities ........................................          272,959
  Current portion of obligation under capital leases .........           27,176
                                                                   ------------
      Total current liabilities ..............................          816,355

Long term liabilities
  Obligation under capital lease payable .....................           17,203

  Minority interest in consolidated partnership ..............          217,161

Commitments and contingencies

Shareholders' deficit
  Preferred stock - $.01 par value 5,000,000 shares
    authorized; no shares issued or outstanding ..............                -
  Common stock - $.01 par value
    30,000,000 shares authorized; 16,115,336
    shares, issued and outstanding ...........................          161,153
  Additional paid-in capital .................................       21,633,998
  Accumulated deficit ........................................      (21,914,738)
  Treasury stock, at cost 10,000 shares ......................           (7,816)
                                                                   ------------
      Total Shareholders' deficit ............................         (127,403)
                                                                   ------------
      Total liabilities and shareholders' deficit ............     $    923,316
                                                                   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       2007            2006
                                                   ------------    ------------

Net sales ......................................   $    317,133    $    375,467
Cost of sales ..................................        134,280         145,723
                                                   ------------    ------------
Gross profit ...................................        182,853         229,744

Expenses
  Royalty expense ..............................              -           7,500
  Research and development .....................          3,871           1,010
  Selling, general & administration ............        312,833         363,526
  Depreciation & amortization ..................         23,459          25,410
                                                   ------------    ------------
    Total expenses .............................        340,163         397,446

                                                   ------------    ------------
Operating loss .................................       (157,310)       (167,702)

Interest (expense), net of interest income
 of $319 and $620 ..............................        (10,160)        (27,073)
                                                   ------------    ------------
  Loss before income taxes and
    minority interest ..........................       (167,470)       (194,775)

Income taxes expense ...........................              -               -
Minority interest in net loss of subsidiary ....          4,552           9,050
                                                   ------------    ------------
  Net loss .....................................   $   (162,918)   $   (185,725)
                                                   ============    ============

Basic and diluted loss per share
  Net loss per common share ....................   $      (0.01)   $      (0.02)
                                                   ============    ============

Weighted average shares
  outstanding (basic and diluted) ..............     14,509,025      12,201,936
                                                   ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             2007        2006
                                                          ---------   ---------
OPERATING ACTIVITIES
  Net loss .............................................  $(162,918)  $(185,725)
  Adjustments to reconcile net loss to
   net cash used in operating activities
    Minority interest ..................................     (4,552)     (9,050)
    Depreciation and amortization ......................     23,459      25,410
    Compensation expense from stock option awards ......      1,365       5,214
    Deferred financing costs ...........................      2,262       3,567
    Interest expense ...................................     15,120      34,776

  Change in operating assets and liabilities
    Restricted cash ....................................      7,658       7,778
    Trade accounts receivable ..........................    (71,181)     25,733
    Inventories ........................................     26,431      27,614
    Prepaid expenses and other current assets ..........     (7,509)      2,583
    Deposits ...........................................       (400)       (575)
    Accounts payable ...................................   (150,533)     34,606
    Royalties payable ..................................     (5,168)        955
    Deferred revenues ..................................    (31,871)    (36,935)
    Accrued interest ...................................     (3,174)    (13,230)
    Accrued liabilities ................................     (8,694)     15,057
                                                          ---------   ---------
    Net cash used in operating activities ..............   (369,705)    (62,222)

FINANCING ACTIVITIES
    Stock offering, proceeds ...........................    380,000           -
    Payments on capital leases .........................     (6,196)     (5,357)
    Proceeds from exercise of stock options ............          -      44,535
                                                          ---------   ---------
    Net cash provided by financing activities ..........    373,804      39,178

    Net increase (decrease) in cash and cash equivalents      4,099     (23,044)

Cash and cash equivalents at beginning of period .......      6,940      36,281

                                                          ---------   ---------
Cash and cash equivalents at end of period .............  $  11,039   $  13,237
                                                          =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Stock issued to pay accrued interest .................  $  15,120   $  34,776
  Warrants issued in connection with private offering ..  $ 380,000   $       -

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

NOTE C - INVENTORIES

         Inventories consisted of the following at March 31, 2007:

         Finished Goods ................................     $  17,632
         Raw materials and components ..................       523,338
                                                             ---------
                                                               540,970
         Less : inventory valuation allowance ..........      (298,148)
                                                             ---------
         Inventories, net ..............................     $ 242,822
                                                             =========

NOTE D - ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at March 31, 2007:

         Accounts Receivable ...........................     $ 154,357
         Less : Allowance for Doubtful accounts ........       (20,000)
                                                             ---------
         Accounts Receivable, Net ......................     $ 134,357
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

         On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the "Loan Extension") made to the Company on June 14, 2005 (collectively, the "Original Loans") by Mr. Saul, Richard Banakus, the Chairman and a director of the Company, and Regis Synan (individually, a "Lender" and collectively, the "Lenders") in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the "Loan Extension Warrants") exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. In addition, the Lenders agreed to continue to allow the Company to pay quarterly interest in cash or in shares of Common Stock. In the case of interest paid in shares of Common Stock, the Company agreed to modify the valuation for such shares to $0.20 per share of Common Stock. The Board of Directors of the Company approved the Loan Extension and the Loan Extension Warrants unanimously with Messrs. Saul and Banakus abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Extension Warrant.

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

         On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the "Loan Extension") made to the Company on June 14, 2005 (collectively, the "Original Loans") by Mr. Saul, Richard Banakus, the Chairman and a director of the Company, and Regis Synan (individually, a "Lender" and collectively, the "Lenders") in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the "Loan Extension Warrants") exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. In addition, the Lenders agreed to continue to allow the Company to pay quarterly interest in cash or in shares of Common Stock. In the case of interest paid in shares of Common Stock, the Company agreed to modify the valuation for such shares to $0.20 per share of Common Stock. The Board of Directors of the Company approved the Loan Extension and the Loan Extension Warrants unanimously with Messrs. Saul and Banakus abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Extension Warrant.

         On May 20, 2007, the Board of Directors approved the grant to Mr. Saul of an option to purchase Two Hundred Thousand (200,000) shares of Common Stock (the "Option Grant"), with a grant date effective May 18, 2007, the last trading date for the Common Stock prior to the grant, for a five-year period at an exercise price of $0.2115 per share of Common Stock, being the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded and having such other terms as provided in the Company's 2003 Stock Plan. The Board made the Option Grant to compensate Mr. Saul for services provided and to be provided by him in connection with the Company's financial and treasury operations, as well as the production of its products. Mr. Saul will assume certain of Dr. Reitz's responsibilities on an interim basis.

         On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., a New York corporation (the "Company"), lent the Company One Hundred Thousand Dollars ($100,000) (the "Loan"). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the "Loan Warrant") exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The Board of Directors of the Company approved the Loan and the Loan Warrant unanimously with Mr. Saul abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Warrant. The purpose of the Loan was to provide the Company with additional cash to remain current on its operating expenses, help reestablish credit terms with the Company's vendors, reduce outstanding payables and purchase additional raw materials on more advantageous terms.

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

         The Company's working capital deficit was approximately ($416,000) at March 31, 2007, including cash and cash equivalents of $11,039. Cash used in operating activities was $369,705 and cash provided by financing activities was $373,804 during the period ended March 31, 2007.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in June 2005 (see Note F), the loan payable of $100,000 borrowed from a shareholder in May 2007 (see Note K), and two capital leases for equipment purchases of $44,379. The Company has a substantial overdue trade accounts payables balance. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

NOTE K - SUBSEQUENT EVENTS

         On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the "Loan Extension") made to the Company on June 14, 2005 (collectively, the "Original Loans") by Mr. Saul, Richard Banakus, the Chairman and a director of the Company, and Regis Synan (individually, a "Lender" and collectively, the "Lenders") in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the "Loan Extension Warrants") exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. In addition, the Lenders agreed to continue to allow the Company to pay quarterly interest in cash or in shares of Common Stock. In the case of interest paid in shares of Common Stock, the Company agreed to modify the valuation for such shares to $0.20 per share of Common Stock. The Board of Directors of the Company approved the Loan Extension and the Loan Extension Warrants unanimously with Messrs. Saul and Banakus abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Extension Warrant.

         On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., a New York corporation (the "Company"), lent the Company One Hundred Thousand Dollars ($100,000) (the "Loan"). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the "Loan Warrant") exercisable for One Hundred Thousand (100,000) shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The Board of Directors of the Company approved the Loan and the Loan Warrant unanimously with Mr. Saul abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Warrant. The purpose of the Loan was to provide the Company with additional cash to remain current on its operating expenses, help reestablish credit terms with the Company's vendors, reduce outstanding payables and purchase additional raw materials on more advantageous terms.

         Dr. R. Douglas Reitz, an Executive Vice President of the Company, who had responsibilities that included oversight over production of the Company's products, resigned on May 17, 2007. Dr. Reitz was employed by the Company pursuant to an employment agreement dated as of July 1, 2005 (the "Employment Agreement"). In connection with Mr. Reitz's resignation, on May 30, 2007 the Company provided him with a proposed Separation Agreement ("Separation Agreement") which, among other things, would provide Dr. Reitz with severance payments equal to his standard weekly salary as set forth in the Employment Agreement for a two-week period, payable weekly in accordance with the Company's payroll schedule commencing following the seven-day revocation period provided in the Separation Agreement, in consideration for certain releases and agreements. As of the date of this Report, Dr. Reitz has agreed to the terms of the Separation Agreement as of May 30, 2007, subject to the expiration of the seven-day revocation period which ends June 6, 2007.

         As a related matter, on May 20, 2007, the Board of Directors approved the grant to Mr. Saul of an option to purchase Two Hundred Thousand (200,000) shares of Common Stock (the "Option Grant"), with a grant date effective May 18, 2007, the last trading date for the Common Stock prior to the grant, for a five-year period at an exercise price of $0.2115 per share of Common Stock, being the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded and having such other terms as provided in the Company's 2003 Stock Plan. The Board made the Option Grant to compensate Mr. Saul for services provided and to be provided by him in connection with the Company's financial and treasury operations, as well as the production of its products. Mr. Saul will assume certain of Dr. Reitz's responsibilities on an interim basis.

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

         The Company's working capital deficit was approximately ($416,000) at March 31, 2007, including cash and cash equivalents of $11,039. Cash used in operating activities was $369,705 and cash provided by financing activities was $373,804 during the period ended March 31, 2007.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in June 2005 (see Note F), the loan payable of $100,000 borrowed from a shareholder in May 2007 (see Note K), and two capital leases for equipment purchases of $44,379. The Company has a substantial overdue trade accounts payables balance. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

         Catalog and Web Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog and Web sales represented approximately 43% of Hydron's total sales for the three months ended March 31, 2007 and 41% of sales the three months ended March 31, 2006. The Company is continuing to explore new ways to enhance Catalog and Web sales and operations, including direct sales initiatives.

         Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 9% of Hydron's total sales for the three months ended March 31, 2007 and 23% of sales for the three months ended March 31, 2006.

         Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the three month period ending March 31, 2007, contract manufacturing revenue represented 42% of Hydron's total sales and 32% for the three months ended March 31, 2006.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2007 VERSUS 2006

         Total net sales for the three months ended March 31, 2007 were $317,133, an decrease of $58,334 or 16% from net sales of $375,467 for the three months ended March 31, 2006. Catalog and Web sales for the three months ended March 31, 2007 were $137,185, a decrease of $18,487 or 12% from sales of the three months ended March 31, 2006 of $155,672. Private Label and Contract Manufacturing net sales for the three months ended March 31, 2007 were $162,480, a decrease of $44,413 or 21% from sales the three months ended March 31, 2006 of $206,893. Shipping and handling revenues for the three months ended March 31, 2007 were $17,085, an increase of $4,254 or 33% from shipping and handling revenues for the three months ended March 31, 2006 of $12,831.

         The decrease in catalog sales was the result of the slow attrition of the Company's customer base without marketing spending to replace those customers. Private Label Manufacturing sales decreased due to the timing of shipments to contact manufacturing customers.

         Cost of sales was $134,280 for the three months ended March 31, 2007, a decrease of $11,443, or 8%, from cost of sales of $145,723 for the three months ended March 31, 2006. Cost of sales was 42% of total sales the three months ended March 31, 2007, compared to 39% for the three months ended March 31, 2006. The increase in the cost of sales percentage reflects the impact of decreased private label and contract manufacturing sales. Cost of sales for private label sales was in direct proportion to the sales level. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment Shipping and handling costs for the first quarter of 2007 were $18,129, a decrease of $511, or 3%, from shipping and handling cost of $18,640 for the same period in 2006. This decrease reflects the decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in-house.

         The Company's overall gross profit margin decreased to 58% of net sales for the three months ended March 31, 2006 versus 61% for the three months ended March 31, 2006. This reflects the costs discussed above.

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

         The Company had a net loss of $162,918 for the three months ended March 31, 2007, representing a decrease of $22,807 or 12% from the net loss of $185,725 for the three months ended March 31, 2006, primarily as a result of the factors discussed above.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer whose responsibilities include serving as the Company's principal financing officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer concluded that the Company had material weaknesses associated with insufficient personnel resources with appropriate accounting experience and lack of controls relating to inventory valuation and segregation of inventory. On May 24, 2007, management of the Company concluded that the financial statements included in the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2007 should be restated and that they could no longer be relied upon. In connection with work being done on the Company's detailed financial forecasts for the second quarter and subsequent periods, management discovered an error relating to the premature recognition of a sale in the first quarter that should not have been recognized until the second quarter. The amount of the sale in question was $59,626 and reduced net sales by such amount for the quarter ended March 31, 2007 and also reduced the Company's gross profits by $50,682. The reversal of the sale had other financial statement impact on the Company's financial statements for the quarter ended March 31, 2007, including operating loss, loss before income taxes and minority interest and net loss. The inventories as of March 31, 2007 have been increased by $8,944. The statement of cash flows for the three months ended March 31, 2007 has also been restated.

         Management attributes the error to inadequacies in the Company's procedures for booking sales following receipt of firm commitments for orders and weaknesses in the controls for testing the adequacy of these procedures. Management believes that these inadequate procedures and weak controls are attributable in part to insufficient personnel resources with appropriate accounting experience.

         Management is currently seeking to add personnel with appropriate accounting experience and to implement improved procedures for sales recognition and inventory valuation and segregation of inventory, including a perpetual inventory system, and to implement controls that address these material weaknesses in 2007.

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

ITEM 5.  OTHER EVENTS

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

         Dr. R. Douglas Reitz, an Executive Vice President of the Company, who had responsibilities that included oversight over production of the Company's products, resigned on May 17, 2007. Dr. Reitz was employed by the Company pursuant to an employment agreement dated as of July 1, 2005 (the "Employment Agreement"). In connection with Mr. Reitz's resignation, on May 30, 2007, the Company provided him with a proposed Separation Agreement ("Separation Agreement") which, among other things, would provide Dr. Reitz with severance payments equal to his standard weekly salary as set forth in the Employment Agreement for a two-week period, payable weekly in accordance with the Company's payroll schedule commencing following the seven-day revocation period provided in the Separation Agreement, in consideration for certain releases and agreements. As of the date of this Report , Dr. Reitz has agreed to the terms of the Separation Agreement as of May 30, 2007, subject to the expiration of the seven-day revocation period which ends June 6, 2007.

         As a related matter, on May 20, 2007, the Board of Directors approved the grant to Mr. Saul of an option to purchase Two Hundred Thousand (200,000) shares of Common Stock (the "Option Grant"), with a grant date effective May 18, 2007, the last trading date for the Common Stock prior to the grant, for a five-year period at an exercise price of $0.2115 per share of Common Stock, being the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded and having such other terms as provided in the Company's 2003 Stock Plan. The Board made the Option Grant to compensate Mr. Saul for services provided and to be provided by him in connection with the Company's financial and treasury operations, as well as the production of its products. Mr. Saul will assume certain of Dr. Reitz's responsibilities on an interim basis.

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

4.2 Registration Rights Agreement dated July 11, 2002, by and between Hydron Technologies, Inc. and Life International Products, Inc.(2)

4.3 Warrant Agreement dated November 14, 2003 between Hydron Technologies, Inc. and the parties named therein.(2)

7.1 Letter of Sherb & Co LLP dated May 25, 2007 addressed to the United States Securities Exchange Commission. (15)

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

10.24    Common stock Purchase Warrant dated March 21, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (14)

16. Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.1     Consent of Independent Registered Public Accounting Firm- Daszkal
         Bolton LLP

23.2     Consent of Independent Registered Public Accounting Firm - Sherb & Co.
         LLP

31.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99. Press Release dated July 6, 2005 incorporated by reference to Form 8-K filed on July 8, 2005.
_________

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

(15) Incorporated by reference to Form 8-K filed May 20, 2007


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HYDRON TECHNOLOGIES, INC.


/s/: David Pollock
------------------
David Pollock
Chief Executive Officer
Principal Financial and Accounting Officer


Dated: June 5, 2007