Form 10QSB
period 2007-06-30
HYDRON TECHNOLOGIES INC
filed 2007-08-13
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended: June 30, 2007

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

Number of shares of common stock outstanding as of August 1, 2007: 17,074,961

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X].

                            HYDRON TECHNOLOGIES, INC.
                      QUARTERLY PERIOD ENDED, JUNE 30, 2007
                              INDEX TO FORM 10-QSB

TABLE OF CONTENTS                                                           PAGE

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet at June 30, 2007 (unaudited) ...........   3

         Consolidated Statements of Operations for the Three
         and six months ended June 30, 2007 and 2006 (unaudited) ...........   4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2007 and 2006 (unaudited) ...............   5

         Notes to Consolidated Financial Statements (unaudited) ............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  18

Item 3.  Controls and Procedures ...........................................  25


Part II. Other Information
--------------------------

Item 1.  Legal Proceedings .................................................  26

Item 2.  Changes in Securities and Use of Proceeds .........................  26

Item 3.  Defaults Upon Senior Securities ...................................  26

Item 4.  Submission of Matters to a Vote of Security Holders ...............  27

Item 5.  Other Events ......................................................  27

Item 6.  Exhibits ..........................................................  28

Signatures .................................................................  31

                            HYDRON TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)

                                     ASSETS
Current Assets
  Cash and cash equivalents .................................      $      4,999
  Trade accounts receivable, net ............................            86,153
  Inventories ...............................................           252,784
  Prepaid expenses and other current assets .................            12,404
                                                                   ------------
    Total current assets ....................................           356,340

Property and equipment, net .................................           119,522

Deferred product costs, net .................................           116,592
Intangible assets, net ......................................           168,937
Restricted cash .............................................            76,641
Deposits ....................................................            29,652
                                                                   ------------
    Total Assets ............................................      $    867,684
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable ..........................................      $    193,526
  Loans payable, net ........................................           192,029
  Royalties payable .........................................            16,803
  Deferred revenues .........................................           101,165
  Accrued liabilities .......................................           296,055
  Current portion of obligation under capital leases ........            19,156
                                                                   ------------
    Total current liabilities ...............................           818,734

Long term liabilities
  Obligation under capital lease payable ....................            18,797

  Minority interest in consolidated partnership .............           212,620

Commitments and contingencies

Shareholders' deficit
  Preferred stock - $.01 par value 5,000,000 shares
    authorized; no shares issued or outstanding .............                 -
  Common stock - $.01 par value
    30,000,000 shares authorized; 16,824,961
    shares, issued and outstanding ..........................           168,249
  Additional paid-in capital ................................        21,790,506
  Accumulated deficit .......................................       (22,133,406)
  Treasury stock, at cost 10,000 shares .....................            (7,816)
                                                                   ------------
    Total Shareholders' deficit .............................          (182,467)
                                                                   ------------
    Total liabilities and shareholders' deficit .............      $    867,684
                                                                   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            HYDRON TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
                                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       2007            2006            2007            2006
                                                   ------------    ------------    ------------    ------------
Net sales ......................................   $    336,134    $    346,863    $    653,267    $    722,330
Cost of sales ..................................        151,980          91,094         286,261         236,818
                                                   ------------    ------------    ------------    ------------
Gross profit ...................................        184,154         255,769         367,006         485,512

Expenses
  Royalty expense ..............................              -           1,543               -           9,043
  Research and development .....................              -           5,957           3,871           6,967
  Selling, general & administration ............        367,518         344,285         680,350         707,809
  Depreciation & amortization ..................         23,741          25,410          47,200          50,820
                                                   ------------    ------------    ------------    ------------
    Total expenses .............................        391,259         377,195         731,421         774,639

                                                   ------------    ------------    ------------    ------------
Operating loss .................................       (207,105)       (121,426)       (364,415)       (289,127)

Interest (expense), net of interest income
 of $611 and $620 ..............................        (16,104)        (21,528)        (26,264)        (48,600)
                                                   ------------    ------------    ------------    ------------
  Loss before income taxes and minority interest       (223,209)       (142,954)       (390,679)       (337,727)

Income taxes expense ...........................              -               -               -               -
Minority interest in net loss of subsidiary ....          4,541           5,139           9,093          14,188
                                                   ------------    ------------    ------------    ------------
    Net loss ...................................   $   (218,668)   $   (137,815)   $   (381,586)   $   (323,539)
                                                   ============    ============    ============    ============

Basic and diluted loss per share
  Net loss per common share ....................   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)
                                                   ============    ============    ============    ============

Weighted average shares
  outstanding (basic and diluted) ..............     16,318,597      12,201,936      15,418,810      12,118,629
                                                   ============    ============    ============    ============

                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                        4

                            HYDRON TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            2007         2006
                                                         ---------    ---------
OPERATING ACTIVITIES
  Net loss ...........................................   $(381,586)   $(323,539)
    Adjustments to reconcile net loss to
     net cash used in operating activities
      Minority interest ..............................      (9,093)     (14,188)
      Depreciation and amortization ..................      47,200       50,820
      Compensation expense from stock option awards ..      13,949       12,420
      Warrents issued from loans payable .............      64,443            -
      Stock issued in settlement .....................      10,000            -
      Deferred financing costs .......................     (55,931)       7,134
      Stock issued for interest expense ..............      29,909       34,776

    Change in operating assets and liabilities
      Restricted cash ................................      13,514       14,084
      Trade accounts receivable ......................     (38,477)      84,854
      Inventories ....................................      16,469       29,088
      Prepaid expenses and other current assets ......      (8,105)      26,470
      Deposits .......................................        (400)      (5,574)
      Accounts payable ...............................    (195,701)     (25,808)
      Royalties payable ..............................     (11,305)      (2,500)
      Deferred revenues ..............................     (28,867)      53,803
      Accrued interest ...............................     (14,898)       3,024
      Accrued liabilities ............................      19,922       10,977
                                                         ---------    ---------
    Net cash used in operating activities ............    (528,957)     (44,159)

INVESTING ACTIVITIES
    Purchase of fixed assets .........................      (2,150)           -
                                                         ---------    ---------
    Net cash used in investing activities ............      (2,150)           -
FINANCING ACTIVITIES
    Stock offering, proceeds .........................     380,000            -
    Loan payable, proceeds ...........................     100,000            -
    Payments on capital leases .......................     (12,622)     (10,912)
    Proceeds from exercise of stock options ..........      61,788       44,535
                                                         ---------    ---------
    Net cash provided by financing activities ........     529,166       33,623

    Net (decrease)  in cash and cash equivalents .....      (1,941)     (10,536)

Cash and cash equivalents at beginning of period .....       6,940       36,281

                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   4,999    $  25,745
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Warrants issued in connection with private offering    $ 380,000            -
  Warrants issued in connection with loans payables ..      64,443            -

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            HYDRON TECHNOLOGIES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

NOTE A - NATURE OF OPERATIONS

Organization of Business

         Hydron(R) Technologies, Inc. (the "Company") manufactures and sells consumer and professional products, primarily in the personal care/cosmetics field. The Company holds the exclusive license from Valera Pharmaceuticals
(VLRX) recently purchased by Indevus Pharmaceuticals Inc. (IDEV), the assignee of GP Strategies Corporation (formerly National Patent Development Corporation) ("GPS") to a Hydron(R) polymer-based drug delivery system for topically applied, nonprescription pharmaceutical products, which the Company uses to develop proprietary products or to license to third parties. The Company owns U.S. and international patents on a method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products.

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

         The cash and cash equivalent balances at June 30, 2007 are covered by the Federal Deposit Insurance Commission.

Restricted cash

         At June 30, 2007, the Company had restricted cash of $76,641, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

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

Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets (or asset groups) over the remaining depreciation/amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the period ended June 30, 2007, management determined there was no impairment of long-lived assets.

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

         For the six month period ended June 30, 2007, the Company recorded stock-based compensation expense of $13,949. For the six month period ended June 30, 2006, the Company recognized $12,420 of stock-based compensation expense under the intrinsic value method.

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

Revenue Recognition

         The Company recognizes revenue when:

         o  Persuasive evidence of an arrangement exists,
         o  Shipment has occurred,
         o  Price is fixed or determinable, and
         o  Collectability is reasonably assured.

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

Research and Development Costs

         Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the six month periods ended June 30, 2007 and 2006, expenses charged to Research and Development were $3,871 and $6,967, respectively.

Advertising

         Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses." Advertising expenses amounted to approximately $2,364 and $53,017 for the six month periods ended June 30, 2007 and 2006, respectively.

NOTE C - INVENTORIES

         Inventories consisted of the following at June 30, 2007:

         Finished Goods ...............................      $  37,800
         Raw materials and components .................        513,132
                                                             ---------
                                                               550,932
         Less : inventory valuation allowance .........       (298,148)
                                                             ---------
         Inventories, net .............................      $ 252,784
                                                             =========

NOTE D - ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at June 30, 2007:

         Accounts Receivable ..........................      $ 116,153
         Less : Allowance for Doubtful accounts .......        (30,000)
                                                             ---------
         Accounts Receivable, Net .....................      $  86,153
                                                             =========

NOTE E - SHARE BASED COMPENSATION

         The Company recognized $13,949 in share based compensation expense for the six month period ended June 30, 2007. Options to purchase 300,000 shares were granted to employees during the six months ended June 30, 2007. The Company recognized $12,584 in share based compensation expense for the three month period ended June 30, 2007. Options to purchase 290,000 shares were granted to employees during the three months ended June 30, 2007.

         For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended June 30, 2007:

         Risk-free interest rate .......  5.3%
         Expected life .................  5 years
         Expected volatility ...........  301%
         Expected dividend yield .......  0%

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

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured over the last ten trading days of the month preceding the interest payment date or, if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the Company and issued 37,800 shares at $.57 to the Note holders. In July 2006, the Company elected to pay the accrued interest due on the notes of $16,254 in stock of the Company and issued 37,800 shares at $.43 to the Note holders. In January 2007, the Company elected to pay the accrued interest due on the notes of $15,120 in stock of the Company and issued 37,800 shares at $.17 to the Note holders, and 37,800 shares at $.23 to the Note holders. In May 2007, the Company elected to pay the accrued interest due on the notes and issued 37,800 shares at $.17 to the Note holders. In June 2007, the Company elected to pay the accrued interest due on the notes and issued 31,260 shares at $.22 to the Note holders.

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

         On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the "Loan Extension") made to the Company on June 14, 2005 (collectively, the "Original Loans") by Mr. Saul, Richard Banakus, the Chairman and a director of the Company, and Regis Synan (individually, a "Lender" and collectively, the "Lenders") in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the "Loan Extension Warrants") exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. The warrants were valued using the Black Scholes model at $43,400, which is being amortized as interest expense over the life of the notes.

         In addition, the Lenders agreed to continue to allow the Company to pay quarterly interest in cash or in shares of Common Stock. In the case of interest paid in shares of Common Stock, the Company agreed to modify the valuation for such shares to $0.20 per share of Common Stock. The Board of Directors of the Company approved the Loan Extension and the Loan Extension Warrants unanimously with Messrs. Saul and Banakus abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Extension Warrant. In June 2007, the Company elected to pay the accrued interest due on the notes and issued 2,970 shares at $.22 to the Note holders.

         On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the "Loan"). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common

Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the "Loan Warrant") exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. In June 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 3,771 shares at $.221 to the Note holder. At June 30, 2007, the Company had accrued $222 of interest on the note due to the Note holder.

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

         Loans Payable consisted of the following at June 30, 2007:

                                                                2007
                                                             ---------
         Loans Payable ................................      $ 250,000
         Accrued interest .............................            222
         Less: Deferred financing costs ...............        (58,193)
                                                             ---------
                                                             $ 192,029
                                                             =========

NOTE G - ACCRUED LIABILITIES

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

         Accrued liabilities consisted of the following at June 30, 2007:

         Dividends payable ............................      $  83,163
         Director fees payable ........................        119,070
         Professional fees ............................         32,578
         Other ........................................         61,244
                                                             ---------
                                                             $ 296,055
                                                             =========

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

         On July 18, 2007, Hydron Technologies, Inc., sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007 (the "Subscription Agreement").

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

         The Company used the proceeds of the Offering to pay current obligations of the Company.

NOTE I - RELATED PARTY

         During the six month period ended June 30, 2007, the Company commenced and closed on an Offering (see Note H). Among the individuals purchasing Units in the Offering are (i) Richard Banakus, the Chairman acting President and a director of the Company, who purchased 350,000 Units, and (ii) Ronald J. Saul, a director of the Company who with his spouse purchased 1,350,000 Units.

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

         On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the "Loan"). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the "Loan Warrant") exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrant was valued using the Black Scholes model at $42,280. The Board of Directors of the Company approved the Loan and the Loan Warrant unanimously with Mr. Saul abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Warrant. The purpose of the Loan was to provide the Company with additional cash to remain current on its operating expenses, help reestablish credit terms with the Company's vendors, reduce outstanding payables and purchase additional raw materials on more advantageous terms.

         On July 18, 2007, Hydron Technologies, Inc., sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007 (the "Subscription Agreement").

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

         On July 18, 2007, Hydron Technologies, Inc., sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007 (the "Subscription Agreement").

         The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

         The Company's working capital deficit was approximately ($462,000) at June 30, 2007, including cash and cash equivalents of $4,999. Cash used in operating activities was $528,957, cash used in investing activities was $2,150 and cash provided by financing activities was $529,166 during the period ended June 30, 2007.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in June 2005 (see Note F), the loan payable of $100,000 borrowed from a shareholder in May 2007 (see Note F), and two capital leases for equipment purchases of $37,953. The Company has a substantial overdue trade accounts payables balance. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

NOTE K - SUBSEQUENT EVENTS

         On July 18, 2007, Hydron Technologies, Inc., sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007 (the "Subscription Agreement").

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

         On July 18, 2007, Hydron Technologies, Inc., sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007 (the "Subscription Agreement").

         The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

         The Company's working capital deficit was approximately ($462,000) at June 30, 2007, including cash and cash equivalents of $4,999. Cash used in operating activities was $528,957, cash used in investing activities was $2,150 and cash provided by financing activities was $529,166 during the period ended June 30, 2007.

         The Company does not have any material debt other than the loan payable of $150,000 borrowed from three shareholders in June 2005 (see Note F), the loan payable of $100,000 borrowed from a shareholder in May 2007 (see Note F), and two capital leases for equipment purchases of $37,953. The Company has a substantial overdue trade accounts payables balance. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

Catalog and Web Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog and Web sales represented approximately 39% of Hydron's total sales for the six months ended June 30, 2007 and 40% of sales the six months ended June 30, 2006. The Company is continuing to explore new ways to enhance Catalog and Web sales and operations, including direct sales initiatives.

Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 13% of Hydron's total sales for the six months ended June 30, 2007 and 15% of sales for the six months ended June 30, 2006.

Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the six month period ending June 30, 2007, contract manufacturing revenue represented 41% of Hydron's total sales and 29% for the six months ended June 30, 2006.

Formulation and Commission - The Company received a $60,000 payment for formulation services that its subsidiary Clinical Results, Inc had previously performed in the six months ended June 30, 2006. Formulation sales represented 17% of sales and Commissions represented 5% of sales for the six months ended June 30, 2006. The company received $0 commission or formulation sales for the six months ended June 30, 2007.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2007 VERSUS 2006

         Total net sales for the three months ended June 30, 2007 were $336,134, a decrease of $10,729 or 3% from net sales of $346,863 for the three months ended June 30, 2006. Catalog Sales net sales for the three months ended June 30, 2007 were $119,346, a decrease of $16,075 or 12% from sales of the three months ended June 30, 2006 of $135,421. Private Label and Contract Manufacturing net sales for the three months ended June 30, 2007 were $201,116, an increase of $82,462 or 69% from sales the three months ended June 30, 2006 of $118,654. Formulation and commission net sales for the three months ended June 30, 2007 were $0, a decrease of $79,050 or 100% from sales for the three months ended June 30, 2006. Shipping and handling revenues for the three months ended June 30, 2007 were $15,672, an increase of $1,934 or 14% from shipping and handling revenues for the three months ended June 30, 2006 of $13,738.

         Total net sales for the six months ended June 30, 2007 were $653,267, a decrease of $69,063 or 10% from net sales of $722,330 for the six months ended June 30, 2006. Catalog Sales net sales for the six months ended June 30, 2007 were $256,493, a decrease of $34,527 or 12% from sales of the six months ended June 30, 2006 of $291,020. Private Label and Contract Manufacturing net sales for the six months ended June 30, 2007 were $364,017, an increase of $38,327 or 12% from sales the six months ended June 30, 2006 of $325,690. Formulation and commission net sales for the six months ended June 30, 2007 were $0, a decrease of $79,050 or 100% from sales for the six months ended June 30, 2006. Shipping and handling revenues for the six months ended June 30, 2007 were $32,757, an increase of $6,188 or 23% from shipping and handling revenues for the six months ended June 30, 2006 of $26,569.

         The decrease in catalog sales was the result of the attrition of the Company's customer base without marketing spending to replace those customers. Private Label Manufacturing sales increased due to the timing of shipments to contact manufacturing customers.

         Cost of sales was $151,980 for the three months ended June 30, 2007, an increase of $60,886, or 67%, from cost of sales of $91,094 for the three months ended June 30, 2006. Cost of sales was 45% of total sales for the three months ended June 30, 2007, compared to 26% for the three months ended June 30, 2006. The increase in the cost of sales percentage reflects the impact of private label, commission and formulation sales. Cost of sales for private label sales was in direct proportion to the sales level. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment Shipping and handling costs for the second quarter of 2007 were $20,942, an increase of $2,199, or 12%, from shipping and handling cost of $18,743 for the same period in 2006. This decrease reflects the decline in catalog sales plus savings realized by performing more of the shipping and handling tasks in-house.

         For the six months ended June 30, 2007 cost of sales was $286,261, an increase of $49,443 or 21% from cost of sales of $236,818 for the six months ended June 30, 2006. Cost of sales was 44% of total sales for the six months ended June 30, 2007 compared to 33% for the six months ended June 30, 2006. The increase in cost of sales percentage reflects the impact of last period's formulation and commission net sales as stated above. Shipping and handling costs for the six months were $39,071, an increase of $1,688 or 4% from shipping and handling costs of $37,383 for the same period in 2006.

         The Company's overall gross profit margin decreased to 55% of net sales for the three months ended June 30, 2007 versus 74.0% for the three months ended June 30, 2006. This reflects the decrease in formulation and commission sales as discussed above, less the relative mix of higher margin catalog sales versus lower margin private label sales. For the six months ended June 30, 2007 the overall gross profit margin decreased similarly to 56% of net sales versus 67% for the same period in 2006.

         Royalty expenses for the three months ended June 30, 2007 were $0 and $1,543 for the three months ended June 30, 2006. Royalty expenses for the six months ended June 30, 2007 were $0 and $9,043 for the six months ended June 30, 2006. An aggregate of $16,803 was accrued and unpaid as of June 30, 2007. This amount is adequate to cover any royalties that are payable through June 2007.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $0 for the three months ended June 30, 2007, a decrease of $5,957 or 100% from R&D expenses of $5,957 for the three months ended June 30, 2006. R&D expenses were $3,871 for the six months ended June 30, 2007, a decrease of $3,096 or 44% from R&D expenses of $6,967 for the six months ended June 30, 2006. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2007 were $367,518, representing an increase of $23,233 or 7% from SG&A expenses of $344,285 for the three months ended June 30, 2006. Employment expense was $151,700 for the three months ended June 30, 2007, an increase of $4,492, or 3%, from $147,208 for the three months ended June 30, 2006. Advertising and promotional expenses was $1,895 for the three months ended June 30, 2007, a decrease of $19,557, or 91% from $21,452 for the three months ended June 30, 2006. This decrease is due to the Company cutting back on the new advertising initiatives taken by the Company in 2006 to increase sales. Rent expense was $36,497 for the three months ended June 30, 2007, an increase of $17,308, or 90% from $19,189 for the three months ended June 30, 2006. The increase in rent is due primarily to increased pass through costs for property insurance from the landlord. Professional expenses (legal and audit) was $31,944 for the three months ended June 30, 2007, a decrease of $9,880 or 24% from $41,824 for the three months ended June 30, 2006. The decrease in professional fees involved less spent on legal expenses. Settlement expense was $37,404 for the three months ended June 30, 2007, an increase of $37,404, or 100% from $0 for the three months ended June 30, 2006. The increase in settlement expense was due to the Company resolving a dispute with a customer. All other expenses were $108,078 for the three months ended June 30, 2007, a decrease of $6,534 or 6% from $114,612 for the three months ended June 30, 2006. For the six months ended June 30, 2007 selling, general and administrative expenses were $680,350, a decrease of $27,459 or 4% from $707,809 for the same period last year.

         Depreciation and amortization expense was $23,741 for the three months ended June 30, 2007, a decrease of $1,669 from $25,410 for the three months ended June 30, 2006. Depreciation and amortization expense was $47,200 for the six months ended June 30, 2007, a decrease of $3,620 from $50,820 for the six months ended June 30, 2006.

         Net interest (expense) was ($16,104) for the three months ended June 30, 2007 compared to net interest (expense) of ($21,528) for the three months ended June 30, 2006. Net interest (expense) was ($26,264) for the six months ended June 30, 2007 compared to net interest (expense) of ($48,600) for the six months ended June 30, 2006. The decrease in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

         Minority interest in net loss for the three months ended June 30, 2007 was $4,541 compared to $5,139 for the three months ended June 30, 2006. Minority interest in net loss for the six months ended June 30, 2007 was $9,093 compared to $14,188 for the six months ended June 30, 2006. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004.

         The Company had a net loss of $218,668 for the three months ended June 30, 2007, representing an increase of $80,853 or 59% from the net loss of $137,815 for the three months ended June 30, 2006. The Company had a net loss of $381,586 for the six months ended June 30, 2007, representing an increase of $58,047 or 18% from the net loss of $323,539 for the six months ended June 30, 2006, primarily as a result of the factors discussed above.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
-------------------------------------------

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

Allowance for Sales Returns
---------------------------

         The Company records product sales when persuasive evidence of an arrangement exists, shipment has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Catalog sales are sold on a cash basis with a 30-day guarantee. Returns have been less than $10,000 annually for the last five years. A provision is made at the time sales are recognized for the estimated cost of product warranties. Private label sales are sold on account and are collected in 30 to 45 days. If there is a production or packaging problem, the Company would correct the problem and replace the product sold. To minimize that possibility, the Company inspects all production batches before they are packaged to ensure quality, efficacy, and consistency.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer concluded that the Company had material weaknesses associated with insufficient personnel resources with appropriate accounting experience and lack of controls relating to inventory valuation and segregation of inventory. During the second quarter management hired new personnel with appropriate accounting experience, and is in the process of implementing a perpetual inventory system which should mitigate these material weaknesses in 2007.

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

         On July 18, 2007, Hydron Technologies, Inc., sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007 (the "Subscription Agreement").

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

         No meeting of shareholders of the Company was held in 2006 and 2007. Directors elected by the shareholders at the last annual meeting, as well as David Pollock, the director elected by the Board of Directors, have continued in office. Moreover, in light of the absence of a meeting of shareholders, the Board of Directors has appointed Sherb & Co. as the Company's independent accounting firm.

ITEM 5.  OTHER EVENTS

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

         Dr. R. Douglas Reitz, an Executive Vice President of the Company, who had responsibilities that included oversight over production of the Company's products, resigned on May 17, 2007. Dr. Reitz was employed by the Company pursuant to an employment agreement dated as of July 1, 2005 (the "Employment Agreement").In connection with Dr. Reitz's resignation, the Company and Dr. Reitz executed a Seperation Agreement which paid Dr. Reitz his salary thru May 31, 2007 and all Vacation Pay he was entitled to in consideration for certain releases and agreements.

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

10.21    Common stock Purchase Warrant dated February 1, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (13)

10.22    Common stock Purchase Warrant dated February 5, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (13)

10.23 Subscription Agreement dated March 21, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly
         (14)

10.24    Common stock Purchase Warrant dated March 21, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (14)

10.25 Subscription Agreement dated July 18, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (16)

10.26 Common stock Purchase Warrant dated July 18, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (16)

16. Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.1     Consent of Independent Registered Public Accounting Firm- Daszkal
         Bolton LLP

23.2     Consent of Independent Registered Public Accounting Firm - Sherb & Co.
         LLP

31.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99 Press Release dated July 6, 2005 incorporated by reference to Form 8-K filed on July 8, 2005.
_________

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

(16) Incorporated by reference to Form 8-K filed July 18, 2007

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HYDRON TECHNOLOGIES, INC.


/s/: David Pollock
------------------
David Pollock
Chief Executive Officer
Principal Financial and Accounting Officer


Dated: August 13, 2007