Form 10KSB
period 2007-09-30
HYDRON TECHNOLOGIES INC
filed 2007-12-28
CIK 28146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended September 30, 2007 or

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from January 1, 2007 to September 30,2007.

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

         The issuers revenues for the fiscal year ended September 30, 2007 was $885,911

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,541,338 based upon the closing price of $0.15 on September 30, 2007.

         Number of shares of Common Stock outstanding as of December 21, 2007:18,958,676.

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

Item 4.  Submission of Matters to a vote of security holders..................10

PART II

Item 5.  Market for common equity and related stockholder matters.............11

Item 6.  Management's discussion and analysis or plan or operation............14

Item 7.  Consolidated Financial Statements....................................21

Item 8.  Changes & Disagreements with Accountants.............................48

Item 8a. Controls & Procedures................................................48

Item 8b. Other Information....................................................49

PART III

Item 9.  Directors, Executive officers, Promoters and Control persons
         Compliance with Section 16(a) of the Exchange Act....................49

Item 10. Executive Compensation...............................................51

Item 11. Security Ownership of certain beneficial owners and
         Management...........................................................53

Item 12. Certain relationships and related transactions.......................54

Item 13. Exhibits ............................................................54

Item 14. Principal Accounting Fees and Services ..............................58

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

LIQUIDITY

         The Company anticipates that present working capital balances and internally generated funds will not be sufficient to meet our working capital needs for the next three months. It will be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion on the Company's September 30, 2007 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         On October 3, 2007, the Company, closed on a private offering of 1,400,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock. The Company received gross proceeds of One Hundred Seventy Five Thousand Dollars ($175,000) from the sale of Units in the Offering. Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 300,000 Units

         On October 30, 2007, the Company, closed on a private offering of 400,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock of the Company for each Unit purchased or a total of 400,000 Shares and 400,000 Warrants to purchase Shares. The Company received gross cash proceeds of Fifty Thousand Dollars ($50,000) from the sale of Units in the Offering. Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse.

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

         The Company's working capital deficit was approximately ($532,000) at September 30, 2007, including cash and cash equivalents of approximately ($15,000). Cash used by operating activities was $607,576 and cash used in investing activities was $2,150 during the year ended September 30, 2007. This was offset by proceeds from financing activities of $602,786.

         The Company has the following material debt; loan payable of $150,000 borrowed from three shareholders in May 2005, the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 and the loan payable of $25,000 borrowed from one shareholder on August 14, 2007 and two capital leases for equipment purchases of $31,286. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

CATALOG AND WEB SALES - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog and web sales represented approximately 39% of Hydron's total sales for the year ended September 30, 2007. The Company is continuing to explore new ways to enhance Catalog and Web sales and operations, including direct sales initiatives.

PRIVATE LABEL CONTRACTING - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 13% of Hydron's total sales for the year ended September 30, 2007.

CONTRACT MANUFACTURING - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the year ending September 30, 2007, contract manufacturing revenue represented 42% of Hydron's total sales.

FORMULATION AND COMMISSION - The Company received a $60,000 payment for formulation services that its subsidiary Clinical Results, Inc had previously performed in the nine months ended September 30, 2006. Formulation sales represented 6% of sales and Commissions represented 2% of sales for the nine months ended September 30, 2006. The company received $0 commission or formulation sales during the year ended September 30, 2007.

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

         Beginning on July 1, 2005 David Pollock the Company's CEO heads the Company's R&D effort.

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

         Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron polymer products, except for sales of certain specified non-prescription drug products, utilizing the Hydron polymer as an active ingredient to third parties. Where the seller receives an up-front license fee, royalty or similar payment the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. GPS has assigned its rights under the GPS Agreement to Valera Pharmaceuticals (formerly known as Hydro-Med Sciences, Inc.) (Valera).Which has been purchased by Indevus Pharmaceuticals, Inc (IDEV) on April 17, 2007.

         An aggregate of $12,275 and $28,108 was accrued and unpaid as of September 30, 2007 and December 31, 2006, respectively. For the nine month periods ended September 30, 2007 and 2006, the Company recorded royalty expenses of approximately $0 and $14,000, respectively. For the year ended December 31,

2006, the Company recorded approximately $19,000. While the Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments to date, according to the Indevus website, certain Hydron implant milestones are noteworthy:

      o Indevus currently markets two (2) once-yearly Hydron Implants. One addressing prostate cancer and the other, addressing central precocious puberty, both of which were specifically excluded from cross-royalties. To date, to the extent of the Company's belief, these implants are providing appropriate dosing for the life of the implant.

      o On November 28, 2007, Indevus reported positive results from a Phase II Octreotide Implant trial, along with their expectation that a Phase III trial will begin in the first half of 2008. If ultimately successful in bringing the Octreotide implant to market, this implant is likely to be the first product subject to the cross-royalty arrangement.

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

INVENTORY

         The Company did not have any backorder of firm booked orders of Hydron branded product as of September 30, 2007 and generally delivers its orders within two weeks of the date orders are booked. Although the Company's business is not seasonal, orders placed by Hydron's private label customers and television retailers fluctuate on a monthly and quarterly basis. Orders placed by the Company's Catalog customers are generally shipped within two business days of the placement of the order.

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

COMPETITION

         The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions also have a significant impact on consumer buying decisions. The Company competes against a number of marketers of skin care products, many of which have substantially greater resources than the Company.

SEASONALITY

         The Company's results of operations are not subject to seasonal fluctuations.

EMPLOYEES

         The Company satisfies its human resource needs utilizing an outsourcing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, fire, set pay rates and supervises its staff. This arrangement enables the Company to reduce its administrative and benefits costs relating to employees. The Company, as of September 30, 2007, had seventeen full time positions

ITEM 2.  PROPERTIES

         The Company currently leases office space at 4400 34th Street North, Suites E, F and H, under three non-cancelable leases in St. Petersburg, Florida, which expire between April and September 2008. The lease on this office space (35,000 square feet) requires a monthly rent of approximately $18,100, including taxes and common area expenses.

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

The results of the voting appointed the following Directors:

         Richard Banakus
         Joshua Rochlin
         Karen Gray
         Ronald J. Saul

         The Shareholders also approved the adoption of the Company's 2003 Stock Plan and ratified the Audit Committee's selection of Daszkal Bolton LLP as the Company's independent Certified Public Accountants for the year ended December 31, 2004. There was no shareholder meeting held in 2006 or 2007.

         Mr. Joshua Rochlin resigned from the Board of Directors of Hydron Technologies, Inc. effective March 31, 2005 due to his increased commitments at Marc Ecko Enterprises. Mr. David Pollock was appointed to replace him on July 1, 2005.

         No meeting of shareholders of the Company was held in 2006. Directors elected by the shareholders at the last annual meeting, as well as David Pollock, the director elected by the Board of Directors, have continued in office. Moreover, in light of the absence of a meeting of shareholders, the Board of Directors has appointed Sherb & Co, LLP. as the Company's independent accounting firm.

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

                               HIGH           LOW
                              CLOSING       CLOSING
                               PRICE         PRICE
                              -------       -------
              2007
         --------------
         Third Quarter         $0.22         $0.12
         Second Quarter         0.29          0.17
         First Quarter          0.20          0.10

              2006
         --------------
         Fourth Quarter        $0.30         $0.10
         Third Quarter          0.54          0.15
         Second Quarter         0.65          0.42
         First Quarter          0.65          0.35

         As of September 30, 2007, there were approximately 1,020 shareholders of record of the Company's Common Stock. The number of shareholders of record will decline as the Company's transfer agent has notified the Company of its intent to transfer shares, held in the name of shareholders that it has not been able to locate, to the proper authorities in compliance with state law requirements relating to unclaimed property.

DIVIDENDS AND DIVIDEND POLICY

         The Company does not contemplate paying dividends in the near-term. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 1, 2007, the Company, commenced an offering of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000. Among the individuals who purchased Units in the Offering were Richard Banakus, the Chairman, acting President, and a director of the Company, who purchased 350,000 Units, and Ronald J. Saul, a director of the Company who with his spouse purchased 850,000 Units.

         On March 21, 2007 the Company closed on the sale of an additional 500,000 Units resulting in gross proceeds to the Company of $50,000 to Ronald J. Saul, a director of the Company, and his spouse jointly.

         On July 18, 2007, the Company, sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes share information about the Company's equity compensation plans, including the company's Stock Option Plan ("the Plan") and non-plan equity compensation agreements as of September 30, 2007:

                                NUMBER OF SECURITIES                          NUMBER OF SECURITIES
                                    TO BE ISSUED         WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                  UPON EXERCISE OF      EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       UNDER EQUITY
PLAN CATEGORY                   WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     COMPENSATION PLANS
-----------------------------   --------------------   --------------------   --------------------
Equity compensation plans
approved by security holders          1,251,500               $0.33                   (1)

Equity Compensation plans not
approved by security holders             37,000               $0.43                   (1)

                                      ---------
                        Total         1,288,500               $0.36
                                      =========

(1) The 2003 Stock Plan was approved at the November 15, 2004 shareholders' meeting. The aggregate number of shares that may be issued under the Plan cannot exceed 15% of the total outstanding shares. As of September 30, 2007, the number of Securities for future issuance under the 2003 Stock Plan was 1,418,700 and 159,100 for all previous plans.

EQUITY COMPENSATION PLANS APPROVED BY SHAREHOLDERS

         The 1993 Non-Employee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended September 30, 2007.

         During 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan. Such plan provides grants of stock options to non-employee directors of the Company to purchase an aggregate of 100,000 shares of the Company's common stock. Each non-employee director shall be granted an option to purchase 2,000 shares of the Company's common stock on each May 1st throughout the term of this plan at exercise prices equal to the average of the fair market value of the Company's common stock during the ten business days preceding the date of the grant. In addition, each non-employee director who sits on a committee of the Board of Directors shall be granted an option to purchase 500 shares of the Company's common stock under the same pricing arrangements as above. Subject to certain exceptions, no options granted under this plan shall be exercisable until one year after the date of grant. During August 1999, the Company agreed to increase the annual May 1st grant to the Board members from 2,000 to 20,000 shares of the Company`s common stock and committee members from 500 to 5,000. These options expire five years from the date of grant and all outstanding options are exercisable at September 30, 2007.

         No options were granted under this provision of the 1997 Plan during the year ended September 30, 2007

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

         Options to purchase 345,000 shares were granted to employees during the year ended September 30, 2007, necessitating adjustments to the pro forma information regarding net income and earnings per share as required by FASB Statement No. 123.

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

RESULTS OF OPERATIONS - 2007 VERSUS 2006

         Total net sales for the nine months ended September 30, 2007 were $885,911, a decrease of $294,564 or 25% from net sales of $1,180,475 for the nine months ended September 30, 2006. Total net sales for the year ended December 31, 2006 were $1,474,003. Catalog Sales net sales for the nine months ended September 30, 2007 were $349,308, a decrease of $70,304 or 17% from sales of the nine months ended September 30, 2006 of $419,612. Catalog Sales net sales for the year ended December 31, 2006 were $610,677. Private Label and Contract Manufacturing net sales for the nine months ended September 30, 2007 were $488,962, a decrease of $146,620 or 23% from sales the nine months ended

September 30, 2006 of $635,582. Private Label and Contract Manufacturing net sales for the year ended December 31, 2006 were $724,182. Formulation and commission net sales for the nine months ended September 30, 2007 were $0, a decrease of $86,521 or 100% from sales for the nine months ended September 30, 2006. Formulation and commission net sales for the year ended December 31, 2006 were $86,434. Shipping and handling revenues for the nine months ended September 30, 2007 were $47,641, an increase of $8,882 or 23% from shipping and handling revenues for the nine months ended September 30, 2006 of $38,759. Shipping and handling revenues for the year ended December 31, 2006 were $52,710.

         The decrease in catalog sales was the result of the attrition of the Company's customer base without marketing spending to replace those customers. Private Label Manufacturing sales decreased due to the timing of shipments to contact manufacturing customers.

         For the nine months ended September 30, 2007 cost of sales was $326,394, a decrease of $12,350 or 4% from cost of sales of $338,744 for the nine months ended September 30, 2006. Shipping and handling costs for the nine months were $56,519, an increase of $2,243 or 4% from shipping and handling costs of $54,276 for the same period in 2006. Shipping and handling costs for year ended December 31, 2006 were $53,922. Cost of sales was $669,049 for the year ended December 31, 2006.

         The Company's overall gross profit margin decreased to 63% of net sales for the nine months ended September 30, 2007 versus 71% for the nine months ended September 30, 2006. This reflects the decrease in formulation and commission sales. The Company's overall gross profit margin was 55% of net sales for the year ended December 31, 2006.

         For the nine month periods ended September 30, 2007 and 2006, the Company recorded royalty expenses of approximately $0 and $14,000, respectively. For the year ended December 31, 2006, the Company recorded approximately $19,000. An aggregate of $12,275 was accrued and unpaid as of September 30, 2007. This amount is adequate to cover any royalties that are payable through September 2007.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $3,721 for the nine months ended September 30, 2007, a decrease of $7,762 or 67% from R&D expenses of $11,483 for the nine months ended September 30, 2006. For the year ended December 31, 2006, expenses charged to Research and Development were $11,916. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2007 were $963,464, representing a decrease of $65,381 or 6% from SG&A expenses of $1,028,845 for the nine months ended September 30, 2006. Employment expense was $410,807 for the nine months ended September 30, 2007, a decrease of $69,021, or 14%, from $479,828 for the nine months ended September 30, 2006. Employment expense decreased primarily due to the resignation of the Executive Vice President in May 2007. Advertising and promotional expenses was $3,848 for the nine months ended September 30, 2007, a decrease of $70,891, or 95% from $74,739 for the nine months ended September 30, 2006. This decrease is due to the Company cutting back on the new advertising initiatives taken by the Company in 2006 to increase sales. Rent expense was

$92,760 for the nine months ended September 30, 2007, an increase of $26,886, or 41% from $65,876 for the nine months ended September 30, 2006. The increase in rent is due primarily to increased pass through costs for property insurance from the landlord and yearly increase in rent. Professional expenses (legal and audit) was $110,284 for the nine months ended September 30, 2007, an increase of $6,201 or 6% from $104,083 for the nine months ended September 30, 2006. The increase in professional fees involved increased legal expenses. Settlement expense was $38,404 for the nine months ended September 30, 2007, an increase of $38,404, or 100% from $0 for the nine months ended September 30, 2006. The increase in settlement expense was due to the Company resolving a dispute with a customer. Insurance expense was $18,795 for the nine months ended September 30, 2007, a decrease of $22,769, or 55% from $41,564 for the nine months ended September 30, 2006. Insurance decreased primarily due to the cancellation of certain policies in 2007. Telephone expense was $18,734 for the nine months ended September 30, 2007, a decrease of $14,044, or 43% from $32,778 for the nine months ended September 30, 2006. Telephone decreased primarily due to the Company discontinuing the use of a outside call center that was used in 2006. All other expenses were $269,832 for the nine months ended September 30, 2007, an increase of $39,855 or 17% from $229,977 for the nine months ended September 30, 2006. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2006 were $1,176,594.

         Depreciation and amortization expense for the nine months ended September 30, 2007 was $72,017, a decrease of $4,212 or 5.5% from $76,229 for the nine months ended September 30, 2006. For the year ended December 31, 2006, expenses charged to depreciation and amortization were $103,392.

         Net interest (expense) was ($55,303) for the nine months ended September 30, 2007 compared to net interest (expense) of ($60,305) for the nine months ended September 30, 2006. The decrease in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount. For the year ended December 31, 2006, net interest (expense) was ($74,098).

         Minority interest in net loss for the nine months ended September 30, 2007 was $13,906 compared to $21,103 for the nine months ended September 30, 2006. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004 (see Limited Liability Partnership, Item 1. Business). For the year ended December 31, 2006, minority interest in net loss was $28,149.

         The Company had a net loss of $521,082 for the nine months ended September 30, 2007, representing an increase of $193,011 or 59% from the net loss of $328,071 for the nine months ended September 30, 2006, primarily as a result of the factors discussed above. For the year ended December 31, 2006, the Company had a net loss of $552,108.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that present working capital balances and internally generated funds will not be sufficient to meet our working capital needs for the next three months. It will be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion on the Company's September 30, 2007 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         The Company's working capital deficit was approximately ($532,000) at September 30, 2007, including cash and cash equivalents of approximately ($15,000). Cash used by operating activities was $607,576 and cash used in investing activities was $2,150 during the year ended September 30, 2007. This was offset by proceeds from financing activities of $602,786.

         On February 1, 2007, the Company, commenced an offering of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000. Among the individuals who purchased Units in the Offering were Richard Banakus, the Chairman, acting President, and a director of the Company, who purchased 350,000 Units, and Ronald J. Saul, a director of the Company who with his spouse purchased 850,000 Units.

         On March 21, 2007 the Company closed on the sale of an additional 500,000 Units resulting in gross proceeds to the Company of $50,000 to Ronald J. Saul, a director of the Company, and his spouse jointly.

         On July 18, 2007 the Company, sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007.

         On October 3, 2007, the Company, closed on a private offering of 1,400,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock. The Company received gross proceeds of One Hundred Seventy Five Thousand Dollars ($175,000) from the sale of Units in the Offering. Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 300,000 Units.

         On October 30, 2007, the Company, closed on a private offering of 400,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock of the Company for each Unit purchased or a total of 400,000 Shares and 400,000 Warrants to purchase Shares. The Company received gross cash proceeds of Fifty Thousand Dollars ($50,000) from the sale of Units in the Offering. . Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse.

         The Company used the proceeds of the Offering to pay current obligations of the Company.

         The Company has the following material debt: loan payable of $150,000 borrowed from three shareholders in May 2005, the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 and the loan payable of $25,000 borrowed from one shareholder on August 14, 2007 and two capital leases for equipment purchases of $31,286. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

REVENUE RECOGNITION AND ALLOWANCE FOR SALES RETURNS

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         -------

Reports of Independent Registered Public Accounting Firm ............         22

Consolidated Financial Statements:

         Balance Sheet as of
         September 30, 2007 .........................................         23

         Statements of Operations for the
         Nine month period ended September 30, 2007 and 2006,
         and the year ended December 31, 2006 .......................         24

         Statements of Changes in Shareholders'
         Equity / (Deficit) for the Year ended December 31, 2006, and
         Nine month period ended September 30, 2007 .................         25

         Statements of Cash Flow for the
         Nine month period ended September 30, 2007 and 2006,
         and the year ended December 31, 2006 .......................         26

         Notes to Consolidated Financial Statements .................    27 - 47

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Hydron Technologies, Inc.

         We have audited the accompanying consolidated balance sheet of Hydron Technologies, Inc. as of September 30, 2007 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the nine months ended September 30, 2007 and the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hydron Technologies, Inc. as of September 30, 2007, and the results of their operations and their cash flows for the nine months ended September 30, 2007 and the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency at September 30, 2007 and has experienced losses from operations in 2007 and 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Sherb & Co., LLP
                                       --------------------
                                       Certified Public Accountants

Boca Raton, Florida
December 19, 2007

                            HYDRON TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                   SEPTEMBER 30,
                                                                       2007
                                                                   -------------
                                     ASSETS
Current assets
   Trade accounts receivable, net ............................     $     31,303
   Inventories ...............................................          342,672
   Prepaid expenses and other current assets .................            3,054
                                                                   ------------
      Total current assets ...................................          377,029

Property and equipment, net ..................................          108,707

Deferred product costs, net ..................................          111,538
Intangible assets, net .......................................          159,989
Restricted cash ..............................................           68,853
Deposits .....................................................           29,652
                                                                   ------------
      Total assets ...........................................     $    855,768
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Overdraft liability .......................................     $     15,287
   Accounts payable ..........................................          231,057
   Loans payable, net ........................................          243,293
   Royalties payable .........................................           12,275
   Deferred revenues .........................................           79,961
   Accrued liabilities .......................................          297,494
   Current portion of obligation under capital leases ........           29,233
                                                                   ------------
      Total current liabilities ..............................          908,600

Long term liabilities
   Obligation under capital lease payable ....................            2,053

   Minority interest in consolidated partnership .............          207,807

Commitments and contingencies

Shareholders' deficit
   Preferred stock - $.01 par value 5,000,000 shares
      authorized; no shares issued or outstanding ............                -
   Common stock - $.01 par value 30,000,000 shares
      authorized; 17,134,668 shares issued and outstanding ...          171,346
   Additional paid-in capital ................................       21,846,680
   Accumulated deficit .......................................      (22,272,902)
   Treasury stock, at cost 10,000 shares .....................           (7,816)
                                                                   ------------
      Total Shareholders' deficit ............................         (262,692)
                                                                   ------------
      Total liabilities and shareholders' deficit ............     $    855,768
                                                                   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            HYDRON TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          NINE MONTHS ENDED          YEAR ENDED
                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                        2007            2006            2006
                                                                                     (Unaudited)
                                                                    ------------    ------------    ------------
Net sales .......................................................   $    885,911    $  1,180,475    $  1,474,003
Cost of sales ...................................................        326,394         338,744         669,049
                                                                    ------------    ------------    ------------
Gross profit ....................................................        559,517         841,731         804,954

Expenses
  Royalty expense ...............................................              -          14,043          19,211
  Research and development ......................................          3,721          11,483          11,916
  Selling, general & administration .............................        963,464       1,028,845       1,176,594
  Depreciation & amortization ...................................         72,017          76,229         103,392
                                                                    ------------    ------------    ------------
    Total expenses ..............................................      1,039,202       1,130,600       1,311,113

                                                                    ------------    ------------    ------------
Operating loss ..................................................       (479,685)       (288,869)       (506,159)

Interest (expense), net of interest income of $0 and $620 and $60        (55,303)        (60,305)        (74,098)
                                                                    ------------    ------------    ------------
    Loss before income taxes and minority interest ..............       (534,988)       (349,174)       (580,257)

Income taxes expense ............................................              -               -               -
Minority interest in net loss of subsidiary .....................         13,906          21,103          28,149
                                                                    ------------    ------------    ------------
    Net loss ....................................................   $   (521,082)   $   (328,071)   $   (552,108)
                                                                    ============    ============    ============

Basic and diluted loss per share
  Net loss per common share .....................................   $      (0.03)   $      (0.03)   $      (0.05)
                                                                    ============    ============    ============

Weighted average shares
  outstanding (basic and diluted) ...............................     15,971,283      12,157,642      12,178,334
                                                                    ============    ============    ============

                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                        24

                                            HYDRON TECHNOLOGIES, INC.
                       Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                                           Common Stock        Additional                   Treasury
                                      ---------------------     Paid-in      Accumulated      Stock      Total
                                        Shares      Amount      Capital        Deficit      (at cost)   Equity
                                      ----------   --------   -----------   ------------    ---------  ---------
Balance at December 31, 2005 ......   11,926,836   $119,268   $21,126,925   $(21,199,712)   $ (7,816)  $  38,665
                                      ----------   --------   -----------   ------------    --------   ---------
  Exercise of stock options .......      199,500      1,995        42,540              -           -      44,535
  Issuance of common shares in
   lieu of interest on loan payable      113,400      1,134        49,896              -           -      51,030
  Compensation expense from
   stock option awards ............            -          -        56,908              -           -      56,908
  Net loss ........................            -          -             -       (552,108)          -    (552,108)
                                      ----------   --------   -----------   ------------    --------   ---------
Balance at December 31, 2006 ......   12,239,736    122,397    21,276,269    (21,751,820)     (7,816)   (360,970)
                                      ==========   ========   ===========   ============    ========   =========
  Exercise of stock options .......      625,000      6,250        60,538              -           -      66,788
  Issuance of common shares for
   payment of interest on loan
   payable ........................      161,108      1,611        29,965              -           -      31,576
  Warrants issued in connection
   with loan payable ..............            -          -        64,443              -           -      64,443
  Issuance of common shares for
   settlement of account payable ..       58,824        588         9,412              -           -      10,000
  Compensation expense from
   stock option awards ............            -          -        31,553              -           -      31,553
  Issuance of common shares for
   cash ...........................    4,050,000     40,500       374,500              -           -     415,000
  Net loss ........................            -          -             -       (521,082)          -    (521,082)
                                      ----------   --------   -----------   ------------    --------   ---------
Balance at September 30, 2007 .....   17,134,668   $171,346   $21,846,680   $(22,272,902)   $ (7,816)  $(262,692)
                                      ==========   ========   ===========   ============    ========   =========

                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        25

                                    HYDRON TECHNOLOGIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             NINE MONTHS ENDED       YEAR ENDED
                                                               SEPTEMBER 30,        DECEMBER 31,
                                                             2007         2006          2006
                                                                      (Unaudited)
                                                          ---------    ---------    ------------
OPERATING ACTIVITIES
  Net loss ............................................   $(521,082)   $(328,071)     (552,108)
    Adjustments to reconcile net loss to
     net cash used in operating activities
      Minority interest ...............................     (13,906)     (21,103)      (28,149)
      Depreciation and amortization ...................      72,017       76,229       103,392
      Compensation expense from stock option awards ...      31,553       18,880        56,908
      Warrants issued from loans payable ..............      64,443            -             -
      Stock issued in settlement ......................      10,000            -             -
      Deferred financing costs ........................     (34,562)      10,701        14,268
      Stock issued for interest expense ...............      31,576       51,030        51,030
      Bad debt expense ................................      10,008            -             -
    Change in operating assets and liabilities
      Restricted cash .................................      21,302       18,478        22,179
      Trade accounts receivable .......................       6,365       88,977        83,954
      Inventories .....................................     (73,419)       9,151       136,911
      Prepaid expenses and other current assets .......       1,245       24,169        26,894
      Deposits ........................................        (400)     (15,450)      (21,673)
      Accounts payable ................................    (158,170)      43,648        55,828
      Royalties payable ...............................     (15,833)      (2,430)       (1,404)
      Deferred revenues ...............................     (50,071)     (20,385)       (4,501)
      Accrued interest ................................     (10,003)      (4,536)        1,890
      Accrued liabilities .............................      21,361       13,899        21,406
                                                          ---------    ---------     ---------
    Net cash used in operating activities .............    (607,576)     (36,813)      (33,175)

INVESTING ACTIVITIES
    Purchase of fixed assets ..........................      (2,150)     (18,052)      (18,052)
                                                          ---------    ---------     ---------
    Net cash used in investing activities .............      (2,150)     (18,052)      (18,052)

FINANCING ACTIVITIES
    Cash overdraft ....................................      15,287            -             -
    Stock offering, proceeds ..........................     415,000            -             -
    Loan payable, proceeds ............................     125,000            -             -
    Payments on capital leases ........................     (19,289)     (16,673)      (22,649)
    Proceeds from exercise of stock options ...........      66,788       44,535        44,535
                                                          ---------    ---------     ---------
    Net cash provided by financing activities .........     602,786       27,862        21,886

    Net (decrease)  in cash and cash equivalents ......      (6,940)     (27,003)      (29,341)

Cash and cash equivalents at beginning of period ......       6,940       36,281        36,281

                                                          ---------    ---------     ---------
Cash and cash equivalents at end of period ............   $       -    $   9,278     $   6,940
                                                          =========    =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Stock issued to pay accrued interest ................   $  31,576    $  51,030     $  51,030
                                                          =========    =========     =========
  Warrants issued in connection with private offering .   $ 415,000    $       -     $       -
                                                          =========    =========     =========
  Equipment received for payment of accounts receivable   $  15,500    $       -     $       -
                                                          =========    =========     =========

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                               26

                            Hydron Technologies, Inc
                   Notes to Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The Company also owns U.S. and international patents on a method to infuse oxygen into the skin and tissue topically without using the blood stream. The oxygenation technology was submitted to the Food & Drug Administration to obtain the necessary approvals for medical applications; however, at this time, the necessary steps for final approval have not been determined and this project is currently on hold.

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

         The cash and cash equivalent balances at September 30, 2007 and 2006 are covered by the Federal Deposit Insurance Commission.

Restricted cash

         At September 30, 2007, the Company had restricted cash of $68,853, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

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

Impairment of Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2007.

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

Income Taxes

         Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Common Stock, Common Stock Options

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. SFAS 123R requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.

         For the nine month period ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense of $31,553 and $18,880 respectively. For the year ended December 31, 2006, the Company recognized $56,908 of stock-based compensation expense under the intrinsic value method.

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

Deferred Revenues

         Deferred revenues represent prepayments to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Shipping and Handling Fees

         The Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Any amounts billed to third-party customers for shipping and handling is included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

Cost of Sales

         Prior to the acquisition of CRI, products were manufactured through third parties under contract and cost of sales included the cost of ingredients, packaging material, assembly and processing costs. Currently, with manufacturing capability, most products are manufactured in house. Inbound freight, internal transfers, and component handling costs are charged to cost of sales. Costs associated with shipping product to customers are included in cost of sales. The cost of warehousing finished product that is available for sale is included in selling, general and administrative expenses.

Research and Development Costs

         Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the nine month periods ended September 30, 2007 and 2006, expenses charged to Research and Development were $3,721 and $11,483, respectively. For the year ended December 31, 2006, expenses charged to Research and Development were $11,916.

Advertising

         Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses." Advertising expenses amounted to approximately $3,800 and $75,000 for the nine month periods ended September 30, 2007 and 2006, respectively. For the year ended December 31, 2006, expenses charged to Advertising were approximately $83,000.

Recent accounting Pronouncements

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short term maturities.

NOTE 3 - INVENTORIES

         At September 30, 2007, inventories consist of the following:

                                                2007
                                             ---------

         Finished goods ...................  $ 103,385
         Raw materials and components .....    569,680
                                             ---------
                                               673,065
         Less Inventory valuation allowance   (330,393)
                                             ---------
         Inventories, net .................  $ 342,672
                                             =========

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at September 30, 2007:

                                                   2007
                                                 --------

         Accounts Receivable ..................  $ 61,303
         Less : Allowance for Doubtful accounts   (30,000)
                                                 --------
         Accounts Receivable, Net .............  $ 31,303
                                                 ========

         The Company's allowance for doubtful accounts was $30,000 at September 30, 2007.

NOTE 5 - PROPERTY AND EQUIPMENT

         At September 30, 2007, property and equipment consisted of the following:
                                           2007
                                        ---------

         Furniture and equipment .....  $ 393,067
         Less accumulated depreciation   (284,360)
                                        ---------
                                        $ 108,707
                                        =========

         Depreciation for the nine month periods ended September 30, 2007 and 2006 was $30,008 and $24,000, respectively. Depreciation for the year ended December 31, 2006 was $33,340.

NOTE 6 - DEFERRED PRODUCT COSTS

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

         The Company was granted U.S. Patent No. 6,984,391 dated January 10, 2006, which is titled "Compositions and Methods for Delivery of Skin Cosmaceuticals." This patent covers the Company's unique self-adjusting pH emulsion system.

         At September 30, 2007 deferred product costs consisted of the following:
                                           2007
                                        ---------

         Deferred product cost .......  $ 351,818
         Less accumulated amortization   (240,280)
                                        ---------
                                        $ 111,538
                                        =========

         Amortization for the nine month periods ended September 30, 2007 and 2006 was approximately $15,000 and $26,000, respectively. Amortization for the year ended December 31, 2006 was approximately $28,000.

         Estimated future amortization of deferred product costs are as follows:

         2008 ..........  $  16,666
         2009 ..........     12,738
         2010 ..........      9,432
         2011 ..........      9,064
         2012 ..........      8,696
         thereafter ....     54,942
                          ---------
                          $ 111,538
                          =========

NOTE 7 - ACQUISITION

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

                                           2007
                                        ---------

         Intangibles .................  $ 241,311
         less accumulated amortization    (81,322)
                                        ---------
                                        $ 159,989
                                        =========

         Post-acquisition amortization of the identifiable intangible assets for Amortization for the nine month periods ended September 30, 2007 and 2006 was approximately $26,800 and $26,800, respectively. Amortization for the year ended December 31, 2006 was approximately $28,000.

         Estimated future amortization of the identifiable intangible assets is as follows:

         2008 ..........  $  31,632
         2009 ..........     19,113
         2010 ..........     19,113
         2011 ..........     19,113
         2012 ..........     19,113
         Thereafter ....     51,905
                          ---------
                          $ 159,989
                          =========

NOTE 8 - ROYALTY AGREEMENTS

         From 1976 through 1989, the Company and GP Strategies Corporation ("GPS") entered into various agreements, wherein the Company obtained the exclusive worldwide rights to market products using Hydron polymers in cosmetic and oral health fields, the two fields in which the Company has concentrated its research and development efforts, and to utilize the Hydron polymer as a drug release mechanism in topically applied, nonprescription pharmaceutical products. The Hydron polymer is one of the underlying technologies in many of the Company's skin care products. GPS has the exclusive worldwide license to market prescription drugs and medical devices using Hydron polymers. Further, each has the right to exploit products with Hydron polymers not in the other's exclusive fields.

         Under the terms of the GPS Agreement, the Company and GPS are each required to pay to the other a royalty of five percent (5%) of their respective net sales of Hydron polymer products, except for sales of certain specified non-prescription drug products, utilizing the Hydron polymer as an active ingredient to third parties. Where the seller receives an up-front license fee, royalty or similar payment the seller shall pay the other party a royalty of twenty-five percent (25%) of such payments. GPS has assigned its rights under the GPS Agreement to Valera Pharmaceuticals (formerly known as Hydro-Med Sciences, Inc.) (Valera).Which has been purchased by Indevus Pharmaceuticals, Inc (IDEV) on April 17, 2007.

         The Company and Valera were discussing possible ways to simplify the GPS Agreement in 2004 but were unable to reach agreement. As a result, the Company assigned its rights under the GPS Agreement to Hydron Royalty Partners, LLLP, and a newly created limited liability partnership with the Company as the "General Partner." The partnership assumed the existing liability for prior period royalties ($127,984) and will annually pay the first $30,000 of any royalties due to Valera and, in return, will receive future royalties from Valera.

         An aggregate of $12,275 was accrued and unpaid as of September 30, 2007. For the nine month periods ended September 30, 2007 and 2006, the Company recorded royalty expenses of approximately $0 and $14,000, respectively. For the year ended December 31, 2006, the Company recorded approximately $19,000. While the Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments to date, according to the Indevus website, certain Hydron implant milestones are noteworthy:

      o Indevus currently markets two (2) once-yearly Hydron Implants. One addressing prostate cancer and the other, addressing central precocious puberty, both of which were specifically excluded from cross-royalties. To date, to the extent of the Company's belief, these implants are providing appropriate dosing for the life of the implant.

      o On November 28, 2007, Indevus reported positive results from a Phase II Octreotide Implant trial, along with their expectation that a Phase III trial will begin in the first half of 2008. If ultimately successful in bringing the Octreotide implant to market, this implant is likely to be the first product subject to the cross-royalty arrangement.

NOTE 9 - ACCRUED LIABILITIES

         At September 30, 2007, accrued liabilities consisted of the following:

                                 2007
                               --------

         Dividends payable ..  $ 83,163
         Director fee payable   123,520
         Professional fees ..    40,754
         Other ..............    50,057
                               --------
                               $297,494
                               ========

NOTE 10 - INCOME TAXES

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to losses, the Company has not provided for current income tax expense in either the nine months ended September 30, 2007 or the year ended December 31, 2006.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                      SEPTEMBER 30, 2007       DECEMBER 31, 2006
                                      ------------------       -----------------

Net operating loss carryforwards          $ 7,544,000             $ 7,389,000
Tax credit carry forwards ......              168,000                 168,000
Other ..........................              278,000                 259,000
                                          -----------             -----------
Deferred tax assets ............            7,990,000               7,816,000

Less valuation allowance .......           (7,990,000)             (7,816,000)
                                          -----------             -----------
Total net deferred taxes .......          $         -             $         -
                                          ===========             ===========

         FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $7,990,000 valuation allowance at September 30, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $174,000 in 2007 and decreased $438,000 in 2006. The increase in 2007 was due to the net operating loss carryforward.

         As of September 30, 2007, the Company had an unused net operating loss carry forward of approximately $20,049,000 available for use on its future corporate income tax returns. These net operating loss carry forwards expire in September 2027. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

         The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                           2007    2006
                                                           ----    ----

         Tax at U.S. statutory rates ..................     34%     34%
         State income taxes, net of federal tax benefit      3%      3%
         Permanent differences ........................     -4%     -6%
         Increase in valuation allowance ..............    -33%    -31%
                                                           ----    ----
                                                             0%      0%
                                                           ====    ====

NOTE 11 - LOAN PAYABLE

         On June 14, 2005, the Company borrowed an aggregate of One Hundred Fifty Thousand Dollars ($150,000) (collectively, the "Loans") from three individual lenders (collectively, the "Lenders"), including individuals who are
(i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

         In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a "Note" and collectively, the "Notes") providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the "Common Stock"), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the "Average Market Price" for a share of Common Stock. Under the terms of the Notes, "Average Market Price" means the average closing sale price for a share of Common Stock measured over the last ten trading days of the month preceding the interest payment date or, if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at

$.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the Company and issued 37,800 shares at $.57 to the Note holders. In July 2006, the Company elected to pay the accrued interest due on the notes of $16,254 in stock of the Company and issued 37,800 shares at $.43 to the Note holders. In January 2007, the Company elected to pay the accrued interest due on the notes of $15,120 in stock of the Company and issued 37,800 shares at $.17 to the Note holders, and 37,800 shares at $.23 to the Note holders. In May 2007, the Company elected to pay the accrued interest due on the notes and issued 37,800 shares at $.17 to the Note holders. In June 2007, the Company elected to pay the accrued interest due on the notes and issued 31,260 shares at $.22 to the Note holders. At September 30, 2007 the Company had $3,750 in accrued interest to the note holders.

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

         On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the "Loan"). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the "Loan Warrant") exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. In June 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 3,771 shares at $.221 to the Note holder. In August 2007, the Company elected to pay the accrued interest due on the note of $1,666 in stock of the Company and issued 4,433 shares at $.188 and 5,274 shares at $.158 to the Note holder. At September 30, 2007, the Company had accrued $1,055 of interest on the note due to the Note holder.

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

         On August 14, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company Twenty five Thousand Dollars ($25,000) (the "Loan"). The term of the Loan is two weeks and expires on August 28, 2007 and bears interest at the rate of ten percent (10%) per annum to be paid in cash at the expiration of the loan agreement. The loan expiration was extended until it was converted in the private offering dated October 3, 2007. Mr. Saul and his spouse paid for 200,000 Units in the private offering by the cancellation of the loan. At September 30, 2007, the Company had accrued $312 of interest on the note due to the Note holder.

         Loans Payable consisted of the following at September 30, 2007:

                                             2007
                                          ---------

         Loans Payable ................   $ 275,000
         Accrued interest .............       5,117
         Less: Deferred financing costs     (36,824)
                                          ---------
                                          $ 243,293
                                          =========

NOTE 12 - STOCK OPTIONS AND WARRANTS

         The number of shares of common stock reserved for issuance was 8,386,000 for September 30, 2007 and 4,938,500 for December 31, 2006.

STOCK OPTION PLANS

THE 1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         The 1993 Non-Employee Director Stock Option Plan ("1993 Plan") was adopted by the Board of Directors on December 22, 1993, approved by the shareholders on July 19, 1994 and approved, as amended, by the shareholders on December 17, 1997. The purpose of the 1993 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing the growth and success of the Company. No options were granted under the 1993 Plan during the year ended September 30, 2007.

1997 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         During 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan. Such plan provides grants of stock options to non-employee directors of the Company to purchase an aggregate of 100,000 shares of the Company's common stock. Each non-employee director shall be granted an option to purchase 2,000 shares of the Company's common stock on each May 1st throughout the term of this plan at exercise prices equal to the average of the fair market value of the Company's common stock during the ten business days preceding the date of the grant. In addition, each non-employee director who sits on a committee of the Board of Directors shall be granted an option to purchase 500 shares of the Company's common stock under the same pricing arrangements as above. Subject to certain exceptions, no options granted under this plan shall be exercisable until one year after the date of grant. During August 1999, the Company agreed to increase the annual May 1st grant to the Board members from 2,000 to 20,000 shares of the Company`s common stock and committee members from 500 to 5,000. These options expire five years from the date of grant and all outstanding options are exercisable at September 30, 2007.

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

         Options to purchase 345,000 shares were granted to employees during the year ended September 30, 2007, necessitating adjustments to the pro forma information regarding net income and earnings per share as required by FASB Statement No. 123.

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

         Activity with respect to these plans is as follows:

                                                                       Weighted
                                       Number of                        Average
                                       Options/          Price         Exercise
                                       Warrants        Per Share         Price
                                       ---------    ---------------    ---------

Outstanding at December 31, 2005 ...   1,242,000     $0.13 TO $0.81      $0.37

         Stock options granted .....      74,500       .5225 TO .53       0.53
         Stock options expired .....    (120,000)    0.281 TO .5225       0.32
                                       ---------
Outstanding at December 31, 2006 ...   1,196,500     $0.13 TO $0.81      $0.38
                                       =========

         Stock options granted .....     345,000      .118 TO .2115       0.20
         Stock options expired .....    (290,000)   0.2715 TO .3155       0.29
                                       ---------
Outstanding at September 30, 2007 ..   1,251,500     $0.11 TO $0.81      $0.33
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

         Richard Banakus, the Chairman and acting President and a director, and Ronald J. Saul, a director of the Company, together with his spouse, Antonette
G. Saul, are among the holders of the Options. Mr. Banakus assigned for nominal consideration certain of his Options exercisable for 250,000 shares to Mr. Saul and effective October 27, 2005 exercised Options representing an aggregate of 250,000 shares of common stock in consideration of the extension of the exercise period to the New Expiration Date for Options representing an aggregate of 750,000 shares of common stock. Mr. Saul exercised an aggregate of 250,000 shares and had Options representing an aggregate of 125,000 extended to the New Expiration Date. In 2006 Mr. Saul exercised the remaining 125,000 options. In addition in 2005, certain other holders of Options exercised Options representing an aggregate of 62,500 shares and had the exercise period for Options representing an aggregate of 62,500 shares extended to the New Expiration Date bringing the total number of shares represented by the new Options (the "New Options") exercisable at any time prior to the New Expiration Date to 812,500 or approximately 4.7% of the total outstanding shares.

                                                                 Options/
                                                                 Warrants
                                                                 --------

         Outstanding at December 31, 2006 ....................   812,500

         Stock options granted (including extended options) ..         -
         Stock options exercised .............................         -
         Stock options expired ...............................         -
                                                                 -------
                 Granted and outstanding at September 30, 2007   812,500
                                                                 =======

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

                                       Number of                        Average
                                        Options           Price         Exercise
                                       Warrants         Per Share        Price
                                       ---------     --------------     --------

Outstanding at December 31, 2006 ...     169,500     $0.22 to $0.66       $0.53

         Stock options expired .....    (132,500)
                                       ---------
Outstanding at September 30, 2007 ..      37,000       0.29 to 0.50       $0.43
                                       =========

OTHER WARRANTS

         On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. As of September 30, 2007, all 2,210,000 warrants are outstanding.

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

         On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the "Loan Extension") made to the Company on June 14, 2005 (collectively, the "Original Loans") by Mr. Saul, Richard Banakus, the Chairman and a director of the Company, and Regis Synan (individually, a "Lender" and collectively, the "Lenders") in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the "Loan Extension Warrants") exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. The warrants were valued using the Black Scholes model at $43,400, which is being amortized as interest expense over the life of the notes. As of September 30, 2007, 425,000 warrants are outstanding.

         In February 2007, the Company completed a non-brokered private placement of 3,300,000 Units at $.10 per Unit ($330,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $.10. On March 21, 2007 the Company closed on the sale of an additional 500,000 Units at $.10 per Unit ($50,000) to an accredited investor. On July 18, 2007 the Company closed on the sale of an additional 250,000 Units at $.14 per Unit ($35,000) to an accredited investor. As of September 30, 2007, 3,550,000 warrants are outstanding.

         On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the "Loan"). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the "Loan Warrant") exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. As of September 30, 2007, 100,000 warrants are outstanding.

         For the nine months ended September 30, 2007, interest expense includes $14,919 representing the amortization of the debt discount.

         The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine month period ended September 30, 2007 and the year ended December 31, 2006:

                                        2007      2006
                                      -------   -------

         Risk-free interest rate ..      5.3%      4.3%
         Expected life ............   5 years   5 years
         Expected volatility ......      183%      124%
         Expected dividend yield ..        0%        0%

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

         The weighted average remaining contractual life of all options outstanding at September 30, 2007 was 0.91 years.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock

         For the nine month period ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense of $31,553 and 18,880 respectively. For the year ended December 31, 2006, the Company recognized $56,908 of stock-based compensation expense.


         During the nine months ended September 30, 2007, the Company issued 625,000 shares of common stock in connection with the exercise of common stock options for net proceeds of $66,788. Of these options, 600,000 were exercised at $0.10, and 25,000 were exercised at $0.2715


         During the year ended December 31, 2006, the Company issued 199,500 shares of common stock in connection with the exercise of common stock options for net proceeds of $44,535. Of these options, 125,000 were exercised at $0.20, and 54,500 were exercised at $0.20157, and 20,000 were exercised at .4275.

         In connection with loans payable to the Company (Note 11) during the nine months ended September 30, 2007 the Company issued 161,108 shares of common stock and during the year ended December 31, 2007 the Company issued 113,400 shares of common stock. Interest on the loans may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded.

         On February 1, 2007, the Company, commenced an offering of up to 3,300,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000. Among the individuals who purchased Units in the Offering were Richard Banakus, the Chairman, acting President, and a director of the Company, who purchased 350,000 Units, and Ronald J. Saul, a director of the Company who with his spouse purchased 850,000 Units.

         On March 21, 2007 the Company closed on the sale of an additional 500,000 Units resulting in gross proceeds to the Company of $50,000 to Ronald J. Saul, a director of the Company, and his spouse jointly.

         On July 18, 2007, the Company, sold 250,000 units ("Units") comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock, for each Unit sold for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007.

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

NOTE 14 - RELATED PARTY

         During February and March 2007 the Company commenced and closed on an Offering (Note 13). Among the individuals who purchasing Units in the Offering were Richard Banakus, the Chairman acting President and a director of the Company, who purchased 350,000 Units, and Ronald J. Saul, a director of the Company who with his spouse purchased 1,350,000 Units.

         On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the "Loan Extension") made to the Company on June 14, 2005 (collectively, the "Original Loans") by Mr. Saul, Richard Banakus, the Chairman, acting President and a director of the Company, and Regis Synan (individually, a "Lender" and collectively, the "Lenders") in the amounts of $50,000, $50,000 and $50,000, respectively.(Note 11). Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008.

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

         On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the "Loan"). The term of the Loan is six months and bears interest at the rate of ten percent (10%) (Note 11).

         On July 18, 2007, the Company, sold 250,000 units ("Units") for a total gross purchase price of $35,000 to Ronald J. Saul, a director of the Company, and his spouse jointly, pursuant to a Subscription Agreement dated July 18, 2007 (Note 13).

         On August 14, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company Twenty five Thousand Dollars ($25,000) (the "Loan") (Note
11). The term of the Loan is two weeks and matures on August 28, 2007 and bears interest at the rate of ten percent (10%) per annum to be paid in cash at the expiration of the loan agreement. The loan expiration was extended until it was converted in the private offering dated October 3, 2007. Mr. Saul and his spouse paid for 200,000 Units in the private offering by the cancellation of the loan.

         Subsequent to year end on October 3, 2007, the Company, closed on a private offering (the "Offering") of 1,400,000 units ("Units"), Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 300,000 Units pursuant to two separate subscription agreements (Note 17).

         Subsequent to year end on October 30, 2007, the Company, closed on a private offering of 400,000 units ("Units"), Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse pursuant to a subscription agreement dated October 30, 2007 (Note 17).

NOTE 15 - COMMITMENTS

Lease

         The Company currently leases 35,000 square feet of office space under three non-cancelable leases in St Petersburg, Florida which expire between April and September 2008. Rent expense for the nine months ended September 30, 2007 was approximately $92,760. Rent expense for the year ended December 31, 2006 was approximately $91,400 under these new leases. The Company also leases equipment. Equipment lease expense for the nine month period ended September 30, 2007 was $19,289 and $22,649 for the year ended December 31, 2006.

         The leased property under capital leases as of September 30, 2007 had a cost of $93,078, and accumulated depreciation of $35,016. Amortization of the leased property is included in depreciation expense.

         Future minimum lease payments for these leases at September 30 are as follows:

               YEAR ENDING                            CAPITAL        OPERATING
              September 30,                            LEASES          LEASES
              -------------                           --------       ---------

                  2008                                 $31,951        $124,115
                  2009                                   2,096               -

TOTAL MINIMUM LEASE OBLIGATION ....................     34,047         124,115
   LESS: INTEREST .................................     (2,761)              -
                                                      --------        --------
   PRESENT VALUE OF TOTAL MINIMUM LEASE PAYMENTS ..     31,286        $124,115
                                                                      ========
   LESS: CURRENT PORTION ..........................    (29,233)
                                                      --------
      NON-CURRENT PORTION .........................   $  2,053
                                                      ========

NOTE 16 - MANAGEMENT'S PLAN

         The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

         The Company anticipates that present working capital balances and internally generated funds will not be sufficient to meet our working capital needs for the next three months. It will be necessary to sell selected assets, or obtain an infusion of capital. The Company's independent accountants issued a "going concern" opinion on the Company's September 30, 2007 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

         The Company's working capital deficit was approximately ($532,000) at September 30, 2007, including cash and cash equivalents of approximately ($15,000). Cash used by operating activities was $607,576 and cash used in investing activities was $2,150 during the year ended September 30, 2007. This was offset by proceeds from financing activities of $602,786.

         The Company has the following material debt; loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note 11), the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 (Note 11) and the loan payable of $25,000 borrowed from one shareholder on August 14, 2007 (Note 11) and two capital leases for equipment purchases of $31,286. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

NOTE 17 - SUBSEQUENT EVENTS

         On October 3, 2007, the Company, closed on a private offering of 1,400,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock. The Company received gross proceeds of One Hundred Seventy Five Thousand Dollars ($175,000) from the sale of Units in the Offering.

         Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 300,000 Units pursuant to two separate subscription agreements. Mr. Saul and his spouse paid for 200,000 Units by the cancellation of certain indebtedness owed to them by the Company evidenced by a promissory note in the principal amount of Twenty Five Thousand Dollars ($25,000) and paid for 100,000 Units by payment in cash.

         On October 30, 2007, the Company, closed on a private offering of 400,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock of the Company for each Unit purchased or a total of 400,000 Shares and 400,000 Warrants to purchase Shares. The Company received gross cash proceeds of Fifty Thousand Dollars ($50,000) from the sale of Units in the Offering.

         Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse pursuant to a subscription agreement dated October 30, 2007.

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

         Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Listed below are the directors and executive officers of the Company as of September 30, 2007:

         Name                     Position
         ----                     --------
         Richard Banakus          Director, Chairman of the Board
         Karen Gray               Director
         Ronald J. Saul           Director
         David Pollock            Director, Chief Executive Officer

Business Experience

         Richard Banakus, age 61, has served as Chairman, acting President and a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

         Karen Gray, age 49, has served as a director of the Company since December 1997 and was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

         Ronald J. Saul, age 60, has served as a director of the company since January 2003. From September 1992 to the present, Mr. Saul has been a financial consultant. From October 1985 through August 1992, Mr. Saul was the Treasurer and Vice President of National Intergroup, a multi company holding company. From November 1970 to September 1985, Mr. Saul held various accounting and financial positions with National Intergroup Inc. and its predecessor company, National Steel Corporation.

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

DIRECTOR AND OFFICER RESIGNATIONS

         Dr. R. Douglas Reitz, an Executive Vice President of the Company, who had responsibilities that included oversight over production of the Company's products, resigned on May 17, 2007. Dr. Reitz was employed by the Company pursuant to an employment agreement dated as of July 1, 2005 (the "Employment Agreement").In connection with Dr. Reitz's resignation, the Company and Dr. Reitz executed a Separation Agreement which paid Dr. Reitz his salary thru May 31, 2007 and all Vacation Pay he was entitled to in consideration for certain releases and agreements.

CORPORATE GOVERNANCE

AUDIT COMMITTEE

         The Audit Committee of the Board of Directors, comprised of Ronald Saul reviewed and discussed the audited financial statements with management. The audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61 and No. 100 as amended (AICPA, Professional Standards, vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant's independence.

         Based on this review and discussion, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2007 and filed and the Securities and Exchange Commission.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's Board of Directors has determined that the Company's audit committee does have a financial expert serving on the audit committee. Ronald Saul is the financial expert serving on the audit committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the year ended September 30, 2007 all filing requirements applicable to Reporting Persons were complied with.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information about compensation paid, earned or accrued for services by (i) our principal executive officer and
(ii) our two most highly compensated executive officers, other than the principal executive officer, who served as executive officers at September 30, 2007, who earned in excess of $100,000 ("Named Executive Officers"). In accordance with the transition rules implementing the new executive compensation disclosure requirements set forth in Securities Act Release No. 8732 (Aug. 29,
2006), we are disclosing in this Summary Compensation table only information concerning our fiscal year ended September 30, 2007.

                                                 Stock
                                                Option     All Other
Name and Principal Position   Year   Salary    Award (1)  Compensation    Total
---------------------------   ----   -------   ---------  ------------   -------

David Pollock
Chief Executive Officer (2)   2007   $79,540       -             -       $79,540
_________

(1) Based upon the aggregate grant date fair value calculation in accordance with the Financial Accounting Standards Board ("FASB") Statement of Accounting Standard ("FAS") No. 123R, Share Based Payments. Our policy and assumptions made in valuation of share-based payments are contained in Note 12 to our September 30, 2007 financial statements.

(2) Mr. Pollock serves as our principal executive officer and has held such position since July 1, 2005.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with David Pollock, Chief Executive Officer of the Company, and Dr. Douglas Reitz, Executive Vice President of the Company. Each employment agreement expires on June 30, 2008 and each provides for an annual salary of $106,000. Dr. R. Douglas Reitz, an Executive Vice President of the Company, resigned on May 17, 2007. In 2005 Mr. Reitz was issued 200,000 options. The options issued to Mr. Reitz were cancelled in 2007 when his employment terminated.

OPTION GRANTS

         During 2007, pursuant to the Company's 2003 Stock Plan, the Named Executive Officers, were granted options to purchase shares of the common stock of the Company exercisable at the fair market value on the date of grant. During 2007, no Named Executive Officer received a grant of options under the 2003 Option plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of September 30, 2007.

                Number of Securities   Number of Securities
                Underlying Options     Underlying Options     Option   Option
Name            (#) Exercisable        (#) Unexercisable      Price    Expiration Date
-------------   --------------------   --------------------   ------   -----------------
David Pollock             -                 400,000 (1)       $.281    September 5, 2010

_________

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

DIRECTOR COMPENSATION

         The following table sets forth compensation paid, earned or accrued for service as a director in our fiscal year ended September 30, 2007.

                  Fees Earned or
Name               Paid in Cash    Option Awards (1)    Total
---------------   --------------   -----------------   -------
Richard Banakus      $11,554            $ 3,646        $15,200
Karen Gray           $ 3,750            $ 3,646        $ 7,396
Ronald J. Saul       $ 3,750            $ 4,558        $ 8,308
_________

(1) Based upon the aggregate grant date fair value calculation in accordance with FAS No. 123R, Share Based Payments. Our policy and assumptions made in valuation of share-based payments are contained in Note 12 to our September 30, 2007 financial statements.

FEES

         Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus. Because of his status as Interim President, Mr. Banakus is treated as a non-employee director. The Company does not have a written employment agreement with Mr. Banakus.

         Non-employee directors, including for this purpose Mr. Banakus, each receive an annual fee of $5,000 for serving on the Board of Directors. Such fees have not been paid but are accrued quarterly. As of September 30, 2007, unpaid directors' fees total approximately $123,520.

OPTION GRANTS

         In addition, pursuant to the terms of the Company's 2003 Stock Plan, in 2007, the Company granted each director options to purchase 20,000 shares of common stock having an exercise price equal to the fair market value of the Company's common stock on the date of grant, and awarded additional options for the purchase of 5,000 shares of common stock having an exercise price equal to the fair market value of the Company's common stock on the date of grant to directors serving on a committee of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of September 30, 2007 regarding (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Common Stock, (ii) the share ownership of each director of the Company,
(iii) the share ownership of the Chief Executive Officer of the Company and each other most highly paid executive officer of the Company who earned in excess of $100,000 during the year ended September 30, 2007, and (iv) the share ownership of all directors and executive officers of the Company, as a group (five persons).

Name and Address of                  Amount and Nature of         Approximate
Beneficial Owner                     Beneficial Ownership      Percent of Class
-------------------------------      --------------------      ----------------

Richard Banakus                          4,408,050(1)                23.16%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

Karen Gray                                 124,000(2)                  1.0%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

Ronald J. Saul                           5,427,028(3)                28.21%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

David Pollock                            1,400,000(4)                 7.98%
4400 34th Street North, Suite F
St. Petersburg, FL 33714

All directors and executive
officers as a group (4 persons)         11,359,078(5)                52.50%

_________

(1) Consists of 2,508,050 shares held directly and 1,900,000 shares issuable upon exercise of options and warrants.

(2) Consists of 24,000 shares held directly and 100,000 shares issuable upon exercise of options.

(3) Consists of 3,327,028 shares held directly and 2,100,000 shares issuable upon exercise of options.

(4) Consists of 1,000,000 shares held directly and 400,000 shares issuable upon exercise of options and warrants.

(5) Consists of 6,859,078 shares held directly and 4,500,000 shares issuable upon exercise of options.

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

4.2 Registration Rights Agreement dated July 11, 2002, by and between Hydron Technologies, Inc. and Life International Products, Inc.(2)

4.3 Warrant Agreement dated November 14, 2003 between Hydron Technologies, Inc. and the parties named therein.(2)

5.03     Amendments to Articles of Incorporation or Bylaws; Change in Fiscal
         Year.(18)

7.1 Letter of Sherb & Co LLP dated May 25, 2007 addressed to the United States Securities Exchange Commission.(15)

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

10.6     2003 Stock Plan (8)

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

10.23 Subscription Agreement dated March 21, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly
         (14)

10.24    Common stock Purchase Warrant dated March 21, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (14)

10.25 Subscription Agreement dated July 18, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (16)

10.26 Common stock Purchase Warrant dated July 18, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (16)

10.27 Prommisory note dated August 14, 2007 in the principal amount of twenty five thousand dollars ($25,000) payable to Ronald J Saul and Annotte G. Saul, jointly. (17)

10.28 Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 200,000 units paid by the cancellation of $25,000 promissory note (19)

10.29    Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (19)

10.30 Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 100,000 units paid in cash.(19)

10.31    Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (19)

10.32 Subscription Agreement dated October 30, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 400,000.(20)

10.33    Common stock Purchase Warrant dated October 30, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (20)

16. Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.1 Consent of Independent Registered Public Accounting Firm - Sherb & Co. LLP (filed herewith)

31.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.      Press Release dated July 6, 2005 (10)
_________

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

(13) Incorporated by reference to Form 8-K filed February 7, 2007

(14) Incorporated by reference to Form 8-K filed March 21, 2007

(15) Incorporated by reference to Form 8-K filed May 20, 2007

(16) Incorporated by reference to Form 8-K filed July 18, 2007

(17) Incorporated by reference to Form 8-K filed August 14, 2007

(18) Incorporated by reference to Form 8-K filed September 20, 2007

(19) Incorporated by reference to Form 8-K filed October 3, 2007

(19) Incorporated by reference to Form 8-K filed October 30, 2007

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table sets forth the aggregate fees billed by the Company's principal accountants:

                                                        2007        2006
                                                      -------     -------

         Sherb & Co., LLP -Audit fees ...........     $32,000     $30,000
         Sherb & Co., LLP 3/31, 6/30 10Q's ......     $10,000           -
         Daszkal Bolton LLP 3/31, 6/30,9/30 10Q's           -      15,000
         Tax fees (Tax compliance and planning) .       5,430       8,453
                                                      -------     -------
                                                      $47,430     $53,453
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


HYDRON TECHNOLOGIES, INC.


/s/ David Pollock
-----------------
David Pollock
Chief Executive Officer
Principal Financial and Accounting Officer


Dated: December 28, 2007

EXHIBIT INDEX                                                            INDEX #
-------------                                                            -------

Consent of Independent Registered Public Accounting Firm -
Sherb & Co. LLP                                                            23.1

Certification of Chief Executive Officer, Principal Financial and
Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002 and Item 307 of Regulation S-K                                     31.1

Certification of Chief Executive Officer, Principal Financial and
Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act  of 2002                 32.1