Form 10QSB
period 2007-12-31
HYDRON TECHNOLOGIES INC
filed 2008-02-14
CIK 28146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the Quarterly Period Ended: December 31, 2007

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

Number of shares of common stock outstanding as of February 14, 2008: 19,621,176

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X].

                            HYDRON TECHNOLOGIES, INC.
                    QUARTERLY PERIOD ENDED, DECEMBER 31, 2007
                              INDEX TO FORM 10-QSB

TABLE OF CONTENTS                                                           PAGE

Part I. Financial Information
-----------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet at December 31, 2007 (unaudited) ......    3

         Consolidated Statements of Operations for the Three ..............    4
         months ended December 31, 2007 and 2006 (unaudited)

         Consolidated Statements of Cash Flows for the ....................    5
         three months ended December 31, 2007 and 2006 (unaudited)

         Notes to Consolidated Financial Statements (unaudited) ...........    6

Item 2.  Management's Discussion and Analysis of Financial Condition ......   18
         and Results of Operations

Item 3.  Controls and Procedures ..........................................   24


Part II. Other Information
--------------------------

Item 1.  Legal Proceedings ................................................   25

Item 2.  Changes in Securities and Use of Proceeds ........................   25

Item 3.  Defaults Upon Senior Securities ..................................   26

Item 4.  Submission of Matters to a Vote of Security Holders ..............   26

Item 5.  Other Events .....................................................   26

Item 6.  Exhibits .........................................................   27

Signatures .................................................................  31

                            HYDRON TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                December 31, 2007

                                     ASSETS
Current assets
   Cash ......................................................     $      4,476
   Trade accounts receivable, net ............................           73,475
   Inventories ...............................................          343,342
   Prepaid expenses and other current assets .................            8,392
                                                                   ------------
      Total current assets ...................................          429,685

Property and equipment, net ..................................           98,733

Deferred product costs, net ..................................          106,483
Intangible assets, net .......................................          151,040
Restricted cash ..............................................           64,361
Deposits .....................................................           29,652
                                                                   ------------
      Total assets ...........................................     $    879,954
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Accounts payable ..........................................     $    165,034
   Loans payable, net ........................................          236,580
   Royalties payable .........................................            7,547
   Deferred revenues .........................................           90,092
   Accrued liabilities .......................................          303,349
   Current portion of obligation under capital leases ........           24,373
                                                                   ------------
      Total current liabilities ..............................          826,975

   Minority interest in consolidated partnership .............          202,994

Shareholders' deficit
   Preferred stock - $.01 par value 5,000,000 shares
      authorized; no shares issued or outstanding ............                -
   Common stock - $.01 par value
      30,000,000 shares authorized; 19,021,176
      shares, issued and outstanding .........................          190,211
   Additional paid-in capital ................................       22,082,490
   Accumulated deficit .......................................      (22,414,900)
   Treasury stock, at cost 10,000 shares .....................           (7,816)
                                                                   ------------
      Total Shareholders' deficit ............................         (150,015)
                                                                   ------------
      Total liabilities and shareholders' deficit ............     $    879,954
                                                                   ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                  HYDRON TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                  2007              2006
                                                              ------------      ------------
Net sales ................................................    $    329,200      $    293,528
Cost of sales ............................................         159,262           179,126
                                                              ------------      ------------
Gross profit .............................................         169,938           114,402

Expenses
   Royalty expense .......................................               -             5,168
   Research and development ..............................             664               433
   Selling, general & administration .....................         265,565           298,928
   Depreciation & amortization ...........................          23,975            27,163
                                                              ------------      ------------
      Total expenses .....................................         290,204           331,692

                                                              ------------      ------------
Operating loss ...........................................        (120,266)         (217,290)

Interest (expense), net of interest income of $0 and $620          (26,545)          (13,793)
                                                              ------------      ------------
   Loss before income taxes and minority interest ........        (146,811)         (231,083)

Income taxes expense .....................................               -                 -
Minority interest in net loss of subsidiary ..............           4,813             7,046
                                                              ------------      ------------
   Net loss ..............................................    $   (141,998)     $   (224,037)
                                                              ============      ============

Basic and diluted loss per share
   Net loss per common share .............................    $      (0.01)     $      (0.02)
                                                              ============      ============

Weighted average shares
   outstanding (basic and diluted) .......................      18,800,703        12,234,395
                                                              ============      ============

           SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                              4

                                  HYDRON TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                  2007              2006
                                                              ------------      ------------
OPERATING ACTIVITIES
   Net loss ..............................................    $   (141,998)     $   (224,037)
      Adjustments to reconcile net loss to
       net cash used in operating activities
        Minority interest ................................          (4,813)           (7,046)
        Depreciation and amortization ....................          23,975            27,163
        Compensation expense from stock option awards ....          12,592            38,028
        Deferred financing costs .........................          16,932             3,567
        Stock issued for interest expense ................           4,583                 -
        Bad debt expense .................................           8,318                 -
      Change in operating assets and liabilities
        Restricted cash ..................................           4,492             3,701
        Trade accounts receivable ........................         (50,490)           (5,023)
        Inventories ......................................            (670)          127,760
        Prepaid expenses and other current assets ........          (5,338)            2,725
        Deposits .........................................               -            (6,223)
        Accounts payable .................................         (66,020)           12,180
        Royalties payable ................................          (4,728)            1,026
        Deferred revenues ................................          10,131            15,884
        Accrued interest .................................           1,355             6,426
        Accrued liabilities ..............................           5,855             7,507
                                                              ------------      ------------
      Net cash (used in) provided by operating activities         (185,824)            3,638

INVESTING ACTIVITIES .....................................               -                 -

FINANCING ACTIVITIES
      Cash overdraft .....................................         (15,287)                -
      Stock offering, proceeds ...........................         200,000                 -
      Payments on capital leases .........................          (6,913)           (5,976)
      Proceeds from exercise of stock options ............          12,500                 -
                                                              ------------      ------------
      Net cash provided by (used in) financing activities          190,300            (5,976)

      Net increase (decrease) in cash and cash equivalents           4,476            (2,338)

Cash and cash equivalents at beginning of period .........               -             9,278

                                                              ------------      ------------
Cash and cash equivalents at end of period ...............    $      4,476      $      6,940
                                                              ============      ============

   SUPPLEMENTAL CASH FLOW INFORMATION
   Stock issued to pay accrued interest ..................    $      4,583      $          -
   Warrants issued in connection with private offering ...         225,000                 -

           SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                              5

                            HYDRON TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principleshave been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2007, which is included in the Company's Form 10-KSB for the year ended September 30, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

         The cash and cash equivalent balances at December 31, 2007 are covered by the Federal Deposit Insurance Commission.

Restricted cash

         At December 31 2007, the Company had restricted cash of $64,361, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

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

Impairment of Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the three months ended December 31, 2007.

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

         For the three month periods ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $12,592 and 38,028 respectively.

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

 Revenue Recognition

         The Company recognizes revenue when:

         o Persuasive evidence of an arrangement exists,
         o Shipment has occurred,
         o Priceis fixed or determinable, and
         o Collectability is reasonably assured.

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

Research and Development Costs

         Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the three month periods ended December 31, 2007 and 2006, expenses charged to Research and Development were $664 and $433, respectively.

Advertising

         Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses." Advertising expenses amounted to approximately $5,535 and $0 for the three month periods ended December 31, 2007 and 2006, respectively.

Reclassifications

         Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficit.

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

NOTE C - INVENTORIES

         Inventories consisted of the following at December 31, 2007:

         Finished Goods ......................   $  97,015
         Raw materials and components ........     576,616
                                                 ---------
                                                   673,631
         Less : inventory valuation allowance     (330,289)
                                                 ---------

         Inventories, net ....................   $ 343,342
                                                 =========

NOTE D - ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 31, 2007:

         Accounts Receivable ..................   $ 93,475
         Less : Allowance for Doubtful accounts    (20,000)
                                                  --------
         Accounts Receivable, Net .............   $ 73,475
                                                  ========

NOTE E - SHARE BASED COMPENSATION

         The Company recognized $12,592 and $38,028 in share based compensation expense for the three month period ended December 31, 2007 and 2006, respectively. No options were granted to employees during the three months ended December 31, 2007 or 2006.

         For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended December 31, 2007:

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

         In addition, the Lenders agreed to continue to allow the Company to pay quarterly interest in cash or in shares of Common Stock. In the case of interest paid in shares of Common Stock, the Company agreed to modify the valuation for such shares to $0.20 per share of Common Stock. The Board of Directors of the Company approved the Loan Extension and the Loan Extension Warrants unanimously with Messrs. Saul and Banakus abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Extension Warrant. In June 2007, the Company elected to pay the accrued interest due on the notes and issued 31,260 shares at $.22 to the Note holders. In October 2007, the Company elected to pay the accrued interest due on the notes of $3,750 in stock of the Company and issued 18,750 shares at $.20 to the Note holders. At December 31, 2007 the Company had $3,750 in accrued interest due to the Note holders.

         On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the "Loan"). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the "Loan Warrant") exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. In June 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 3,771 shares at $.221 to the Note holder. In August 2007, the Company elected to pay the accrued interest due on the note of $1,666 in stock of the Company and issued 4,433 shares at $.188 and 5,274 shares at $.158 to the Note holder. In October 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 5,258 shares at $.1585 to the Note holder. At December 31, 2007, the Company had accrued $2,722 of interest on the note due to the Note holder.

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

         Loans Payable consisted of the following at December 31, 2007:

                                                       2007
                                                    ---------

         Loans Payable .........................    $ 250,000
         Accrued interest ......................        6,472
         Less: Deferred financing costs ........      (19,892)
                                                    ---------
                                                    $ 236,580
                                                    =========

NOTE G - ACCRUED LIABILITIES

         Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

         Accrued liabilities consisted of the following at December 31, 2007:

         Dividends payable .....................    $  83,163
         Director fees payable .................      127,270
         Professional fees .....................       52,024
         Other .................................       40,892
                                                    ---------
                                                    $ 303,349
                                                    =========

NOTE H - EQUITY

Common Stock

         For the three month period ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $12,592 and $38,028 respectively

         During the three months ended December 31, 2007, the Company issued 62,500 shares of common stock in connection with the exercise of common stock options for net proceeds of $12,500. Of these options, 62,500 were exercised at $0.20.

         In connection with loans payable to the Company (Note F) during the three months ended December 31, 2007 the Company issued 24,008 shares of common stock, interest on the Loans may be paid in cash, or at the option of the Company, in shares of common stock of the Company ("Common Stock"), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded:

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

NOTE I - RELATED PARTY

         On October 3, 2007, the Company, closed on a private offering (the "Offering") of 1,400,000 units ("Units"), Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 300,000 Units pursuant to two separate subscription agreements (Note H).

         On October 30, 2007, the Company, closed on a private offering of 400,000 units ("Units"), Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse pursuant to a subscription agreement dated October 30, 2007 (Note H).

         On January 23, 2008, the Company, closed on a private offering of 600,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock. The Company received gross proceeds of Seventy Five Thousand Dollars ($75,000) from the sale of Units in the Offering.

         Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman acting interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

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

         The Company's working capital deficit was approximately ($397,000) at December 31, 2007, including cash and cash equivalents of $4,476. Cash used in operating activities was $185,824, cash used in investing activities was $0 and cash provided by financing activities was $190,300 during the period ended December 31, 2007.

         The Company has the following material debt; loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note F), the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 (Note F) and two capital leases for equipment purchases of $24,373. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

NOTE K - SUBSEQUENT EVENTS

         On January 23, 2008, the Company, closed on a private offering of 600,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock. The Company received gross proceeds of Seventy Five Thousand Dollars ($75,000) from the sale of Units in the Offering.

         Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman acting interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

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

         On January 23, 2008, the Company, closed on a private offering of 600,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock. The Company received gross proceeds of Seventy Five Thousand Dollars ($75,000) from the sale of Units in the Offering.

         Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman acting interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

         The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

         The Company's working capital deficit was approximately ($397,000) at December 31, 2007, including cash and cash equivalents of $4,476. Cash used in operating activities was $185,824, cash used in investing activities was $0 and cash provided by financing activities was $190,300 during the period ended December 31, 2007.

         The Company has the following material debt; loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note F), the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 (Note F) and two capital leases for equipment purchases of $24,373. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

         Catalog and Web Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog and Web sales represented approximately 33% of Hydron's total sales for the three months ended December 31, 2007 and 65% of sales the three months ended December 31, 2006. The Company is continuing to explore new ways to enhance Catalog and Web sales and operations, including direct sales initiatives.

         Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc ("Reliv") to develop and manufacture a line of private label skin care products under their brand name, ReversAge(R). Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 15% of Hydron's total sales for the three months ended December 30, 2007 and 0% of sales for the three months ended December 31, 2006.

         Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the three month period ending December 31, 2007, contract manufacturing revenue represented 47% of Hydron's total sales and 30% for the three months ended December 31, 2006.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2007 VERSUS 2006

         Total net sales for the three months ended December 31, 2007 were $329,200, an increase of $35,672 or 12% from net sales of $293,528 for the three months ended December 31, 2006. Catalog Sales net sales for the three months ended December 31, 2007 were $110,116, a decrease of $80,950 or 42% from sales of the three months ended December 31, 2006 of $191,066. Private Label and Contract Manufacturing net sales for the three months ended December 31, 2007 were $203,706, an increase of $116,068 or 132% from sales the three months ended December 31, 2006 of $87,638. Shipping and handling revenues for the three months ended December 31, 2007 were $15,378, an increase of $1,427 or 10% from shipping and handling revenues for the three months ended December 31, 2006 of $13,951.

         The decrease in catalog sales was the result of the attrition of the Company's customer base without marketing spending to replace those customers,and the sale of goods to the Founders Club in 2006. Private Label Manufacturing sales increased due to the timing of shipments to contact manufacturing customers.

         Cost of sales was $159,262 for the three months ended December 31, 2007, a decrease of $19,864, or 11%, from cost of sales of $179,126 for the three months ended December 31, 2006. Cost of sales was 48% of total sales for the three months ended December 31, 2007, compared to 61% for the three months ended December 31, 2006. The decrease in the cost of sales percentage reflects the impact of greater margins on catalog and private label sales. Shipping and handling costs for the three months ended December 31, 2007 were $20,955, an increase of $12,907, or 160%, from shipping and handling cost of $8,048 for the same period in 2006. This increase reflects the increase in postage rates and a refund from a shipper in 2006 for prior disputed amounts.

         The Company's overall gross profit margin increased to 52% of net sales for the three months ended December 31, 2007 versus 39% for the three months ended December 31, 2006.

         Royalty expenses for the three months ended December 31, 2007 were $0 and $5,168 for the three months ended December 31, 2006. An aggregate of $7,547 was accrued and unpaid as of December 31, 2007. This amount is adequate to cover any royalties that are payable through December 2007.

         Research and development ("R&D") expenses reflect the Company's efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $664 for the three months ended December 31, 2007, an increase of $231 or 53% from R&D expenses of $433 for the three months ended December 31, 2006. The amount of annual R&D expenses will vary year to year depending on the Company's research requirements.

         Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2007 were $265,565, representing a decrease of $33,363 or 11% from SG&A expenses of $298,928 for the three months ended December 31, 2006. Rent and related expenses was $45,612 for the three months ended December 31, 2007, an increase of $20,160, or 80% from $25,452 for the three months ended December 31, 2006. The increase in rent is due primarily to increased pass through costs for property insurance from the landlord. Professional expenses (legal and audit) was $854 for the three months ended December 31, 2007, a decrease of $39,601 or 98% from $40,455 for the three months ended December 31, 2006. The decrease in professional fees involved a credit from a law firm for previous fees billed. All other expenses were $219,099 for the three months ended December 31, 2007, a decrease of $13,922 or 6% from $233,021 for the three months ended December 31, 2006.

         Depreciation and amortization expense was $23,975 for the three months ended December 31, 2007, a decrease of $3,188 or 12% from $27,163 for the three months ended December 31, 2006.

         Net interest (expense) was ($26,545) for the three months ended December 31, 2007 an increase of 12,752 or 92% compared to net interest (expense) of ($13,793) for the three months ended December 31, 2006. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

         Minority interest in net loss for the three months ended December 31, 2007 was $4,813 compared to $7,046 for the three months ended December 31, 2006. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners, LLLP, established by the Company in August 2004.

         The Company had a net loss of $141,998 for the three months ended December 31, 2007, representing a decrease of $82,039 or 37% from the net loss of $224,037 for the three months ended December 31, 2006, primarily as a result of the factors discussed above.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer concluded that the Company had material weaknesses associated with insufficient personnel resources with appropriate accounting experience and lack of controls relating to inventory valuation and segregation of inventory. During the second quarter management hired new personnel with appropriate accounting experience, and is in the process of implementing a perpetual inventory system which should mitigate these material weaknesses in 2008.

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

         On January 23, 2008, the Company, closed on a private offering of 600,000 units ("Units"), comprised of one (1) share ("Share") of its Common Stock and one (1) warrant ("Warrant") for the purchase of one (1) share of Common Stock. The Company received gross proceeds of Seventy Five Thousand Dollars ($75,000) from the sale of Units in the Offering.

         Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman acting interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

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

         Richard Banakus
         Joshua Rochlin
         Karen Gray
         Ronald J. Saul

         The Shareholders also approved the adoption of the Company's 2003 Stock Plan and ratified the Audit Committee's selection of Daszkal Bolton LLP as the Company's independent Certified Public Accountants for the year ended December 31, 2004. There was no shareholder meeting held in 2007.

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

         None

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

10.23 Subscription Agreement dated March 21, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly
         (14)

10.24    Common stock Purchase Warrant dated March 21, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (14)

10.25 Subscription Agreement dated July 18, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (16)

10.26 Common stock Purchase Warrant dated July 18, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (16)

10.27 Prommisory note dated August 14, 2007 in the principal amount of twenty five thousand dollars ($25,000) payable to Ronald J Saul and Annotte G. Saul , jointly. (17)

10.28 Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 200,000 units paid by the cancellation of $25,000 promissory note.(19)

10.29    Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (19)

10.30 Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 100,000 units paid in cash.(19)

10.31    Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (19)

10.32 Subscription Agreement dated October 30, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 400,000 units.(20)


10.33    Common stock Purchase Warrant dated January 23, 2008 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (21)

10.34 Subscription Agreement dated January 23, 2008 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 200,000 units.(21)

10.35 Common stock Purchase Warrant dated January 23, 2008 in favor of Richard Banakus (21)

10.36 Subscription Agreement dated January 23, 2008 between Hydron Technologies, Inc. and Richard Banakus,for the purchase of 200,000 units.(21)

10.37    Common stock Purchase Warrant dated October 30, 2007 in favor of Ronald
         J. Saul and Antonette G. Saul, jointly (20)

16. Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.2     Consent of Independent Registered Public Accounting Firm - Sherb & Co.
         LLP

31.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1 Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99. Press Release dated July 6, 2005 incorporated by reference to Form 8-K filed on July 8, 2005. (10)
__________________

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

(16) Incorporated by reference to Form 8-K filed July 18, 2007

(17) Incorporated by reference to Form 8-K filed August 14, 2007

(18) Incorporated by reference to Form 8-K filed September 20, 2007

(19) Incorporated by reference to Form 8-K filed October 3, 2007

(20) Incorporated by reference to Form 8-K filed October 30, 2007

(21) Incorporated by reference to Form 8-K filed January 23, 2008

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HYDRON TECHNOLOGIES, INC.


/s/ David Pollock
-----------------
David Pollock
Chief Executive Officer
Principal Financial and Accounting Officer


Dated: February 14, 2008