Form 10QSB
period 2008-03-31
HYDRON TECHNOLOGIES INC
filed 2008-06-13
CIK 28146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: March 31, 2008 Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number:   0-6333

HYDRON TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	13-1574215
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or organization)

4400 34th Street N, Suite F
Saint Petersburg, FL 33714	(727) 342-5050
(Address of Principal Executive Offices)	(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Number of shares of common stock outstanding as of June 12, 2008: 19,621,176

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

HYDRON TECHNOLOGIES, INC.

Consolidated Balance Sheet

(Unaudited)

March 31, 2008

ASSETS
Current assets
Cash	$8,214
Trade accounts receivable, net	47,643
Inventories, net	362,431
Prepaid expenses and other current assets	5,377
Total current assets	423,665

Property and equipment, net	88,759

Deferred product costs, net	102,314
Intangible assets, net	142,091
Restricted cash	59,643
Deposits	29,137
Total assets	$845,609

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$178,958
Loans payable, net	253,681
Royalties payable	4,186
Deferred revenues	62,355
Accrued liabilities	290,080
Current portion of obligation under capital leases	16,386
Total current liabilities	805,646

Minority interest in consolidated partnership	198,233

Shareholders’ deficit
Preferred stock - $.01 par value 5,000,000 shares authorized; no shares issued or outstanding	—
Common stock - $.01 par value 30,000,000 shares authorized; 19,621,176 shares, issued and outstanding	196,211
Additional paid-in capital	22,153,415
Accumulated deficit	(22,500,080)
Treasury stock, at cost 10,000 shares	(7,816)
Total Shareholders’ deficit	(158,270)
Total liabilities and shareholders’ deficit	$845,609

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31		Six Months ended March 31
	2008	2007	2008	2007

Net sales	$274,447	$317,133	$603,647	$610,661
Cost of sales	96,251	134,280	255,513	313,406
Gross profit	178,196	182,853	348,134	297,255

Expenses
Royalty expense	1,439	—	1,439	5,168
Research and development	1,281	3,871	1,945	4,304
Selling, general & administration	225,460	312,833	491,025	611,761
Depreciation & amortization	23,095	23,459	47,070	50,622
Total expenses	251,275	340,163	541,479	671,855

Operating loss	(73,079)	(157,310)	(193,345)	(374,600)

Interest (expense), net of interest income of $238 and $319 for the three months ended and $486, and $75 for the six months ended, respectively	(16,862)	(10,160)	(43,407)	(23,953)
Loss before income taxes and minority interest	(89,941)	(167,470)	(236,752)	(398,553)

Income taxes expense	—	—	—	—
Minority interest in net loss of subsidiary	4,761	4,552	9,574	11,598
Net loss	$(85,180)	$(162,918)	$(227,178)	$(386,955)

Basic and diluted loss per share
Net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding (basic and diluted)	19,476,121	14,509,025	19,136,567	15,321,006

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net loss	$(227,178)	$(386,955)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	(9,574)	(11,598)
Depreciation and amortization	47,070	50,623
Compensation expense from stock option awards	14,517	39,393
Deferred financing costs	27,783	5,829
Stock issued for interest expense	4,583	15,120
Bad debt expense	8,318	—
Change in operating assets and liabilities
Restricted cash	9,210	11,359
Trade accounts receivable	(24,658)	(76,204)
Inventories	(19,759)	154,191
Prepaid expenses and other current assets	(2,323)	(4,784)
Deposits	515	(6,623)
Accounts payable	(52,099)	(138,354)
Royalties payable	(8,089)	(4,142)
Deferred revenues	(17,606)	(15,987)
Accrued interest	7,605	(2,268)
Accrued liabilities	(7,414)	4,333
Net cash used in operating activities	(249,099)	(366,067)

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES
Cash overdraft	(15,287)	—
Stock offering, proceeds	275,000	380,000
Payments on capital leases	(14,900)	(12,172)
Proceeds from exercise of stock options	12,500	—
Net cash provided by financing activities	257,313	367,828

Net increase in cash and cash equivalents	8,214	1,761

Cash and cash equivalents at beginning of period	—	9,278

Cash and cash equivalents at end of period	$8,214	$11,039

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued to pay accrued interest	$4,583	$15,120
Warrants issued in connection with private offering	300,000	380,000

See accompanying notes to unaudited consolidated financial statements.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2008 and 2007

Note A – Nature of Operations

Organization of Business

Hydron Technologies, Inc. (the “Company”) manufactures and sells consumer and professional products, primarily in the personal care/cosmetics field.

Pursuant to an agreement dated June 25, 1976, the Company, then known as Dento-Med Industries, Inc., entered into an agreement (the “Original Agreement”) with The National Patent Development Corporation (now known as GP Strategies) relating to certain products composed wholly or partly of the Hydron™ polymer (the “Polymer”). The Original Agreement has been amended in several significant respects by an agreement dated November 30, 1989 that amends and restates the Original Agreement (the “Current Agreement;” and, as so amended and restated, the “Hydron Agreement”). In June 2000, GP Strategies decided to reorganize and in connection with this reorganization contributed the Hydron Agreement to its subsidiary, Hydro Med Sciences, Inc., now known as Valera Pharmaceuticals, Inc. (“Valera”), as part of a spin off of its drug delivery system business. In April 2007, Valera was acquired by Indevus Pharmaceuticals, Inc. (“Indevus”).

The Hydron Agreement provides for certain cross-royalty payments by its parties, and also grants rights to each party to certain intellectual property and the right to develop certain Products (as defined below) that include the Polymer. Under the terms of the Hydron Agreement, the parties are required to pay royalties to each other of five percent (5%) of such party’s net sales of products produced with the use of the Polymer (“Products”), other than certain Products or within certain fields set forth in a schedule to the Hydron Agreement.

Pursuant to the Hydron Agreement, the Company was granted an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Polymer in certain consumer and oral health fields while Valera was granted the exclusive right to manufacture, sell or distribute any prescription drug or medical device and certain other products made with the Polymer. The agreement continues indefinitely, unless terminated earlier by the parties. Based on a review of reports filed by Indevus with the Securities Exchange Commission and a review of Indevus’s website, the Company understands that Valera has Products under development that represent potential royalty payments to the Company under the Hydron Agreement. There can be no assurance that any such Products will ever be brought to market or, if they are brought to market, the amount or timing of any future royalty payments that may be payable to the Company under the Hydron Agreement.

In August 2004, the Company contributed its rights under the Hydron Agreement to Hydron Royalty Partners Ltd., LLLP, a Florida limited liability limited partnership (the “Partnership”) pursuant to the terms of a Capital Contribution and License Agreement (the “Contribution Agreement”). Under the Contribution Agreement, in consideration of the contribution of its rights under the Hydron Agreement, the Company received a 50.001% interest in the Partnership; and the Partnership agreed to (i) pay the Company’s then outstanding royalty payment obligations to Valera under the Hydron Agreement and future royalty obligations payable to Valera up to an aggregate of $300,000, and (ii) license back to the Company all rights granted to the Company under the Hydron Agreement on an exclusive world-wide royalty free basis with the right to grant sublicenses thereunder, and to manufacture, sell or distribute any product permitted to be manufactured, sold or distributed by the Company under the Hydron Agreement.

The Company is the General Partner of the Partnership. Under the terms of the Partnership’s Limited Liability Limited Partnership Agreement (the “Partnership Agreement”), the Partnership’s limited partners may, by the affirmative vote of all of the partners who are not affiliates of the General Partner, remove the General Partner for certain specified reasons, including the breach by the Company of its obligations under the Contribution Agreement, including the Company’s obligation to make royalty payments owed under the Hydron Agreement to Valera.

Under the terms of the Partnership Agreement, each partner is entitled to receive distributions from available funds including royalty payments received under the Hydron Agreement in proportion to its respective interest in the Partnership.

The Company owns U.S. and international patents on a method to suspend the Polymer in a stable emulsion for use in personal care/cosmetic products.

The Company also owns a patent entitled “Compositions and Methods for Delivery of Skin Cosmeceuticals.” This patent covers the Company’s unique self-adjusting pH emulsion system.

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

Basis of Presentation and Going Concern

The unaudited consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended September 30, 2007, which is included in the Company’s Form 10-KSB for the year ended September 30, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company’s independent accountants issued a “going concern” opinion on the Company’s September 30, 2007 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

On July 1, 2005, the Company acquired Clinical Results, Inc. (CRI), a St. Petersburg, Florida-based company. CRI was a privately held product development laboratory and contract manufacturer of cosmeceutical and other personal care products. CRI’s clients ranged from mass market retailers to marketers of high end brands, and certain health food store brands.

Management believes that Hydron Technologies will benefit from lower manufacturing costs, and be better positioned to build its catalog and internet business, as well as expand the sale of its skin care treatments beyond its historical direct response TV and catalog operations, by utilizing CRI’s broker network.

The Company is considering several additional options to resolve the negative cash flow, including merging with parties that have a broad channel of distribution, forming a new private entity and transferring the operating assets to it, then selling the public shell, and or selling one or more selected assets. One of these alternatives and/or an infusion of additional capital will be required in order to generate the cash required in the short term. The Company’s ultimate ability to attain profitable operations is dependent upon obtaining additional financing or achieving a level of sales adequate to support its cost structure.

Accordingly, there are no assurances that the Company will be successful in achieving the above objectives, or that such objectives, if realized, will enable the Company to obtain profitable operations or continue as a going concern.

Note B – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Hydron Technologies, Inc. and its wholly-owned subsidiary CRI purchased as of July 1, 2005, and its majority owned limited liability limited partnership, Hydron Royalty Partners Ltd., LLLP. All significant inter-company transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

The cash and cash equivalent balances at March 31, 2008 are covered by the Federal Deposit Insurance Commission.

Restricted cash

At March 31 2008, the Company had restricted cash of $59,643, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company’s normal operations.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three and six months ended March 31, 2008.

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

Common Stock, Common Stock Options

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. SFAS 123R requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.

For the six month periods ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $14,517 and 39,393 respectively.

Earnings (loss) Per Share

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists,
•	Shipment has occurred,
•	Price is fixed or determinable, and
•	Collectability is reasonably assured.

Subject to these criterion, the Company recognizes revenue at the time of shipment of the relevant merchandise. The Company offers its individual consumer customers a thirty-day warranty and estimates an allowance for sales returns based on historical experience with product returns. For the Company’s formulation and contract manufacturing business, revenue is recognized when the work is complete, the client approves the formula by written correspondence, and the product is shipped.

Deferred Revenues

Deferred revenues represent prepayments to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Shipping and Handling Fees

The Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Any amounts billed to third-party customers for shipping and handling is included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

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

Research and Development Costs

Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the six month periods ended March 31, 2008 and 2007, expenses charged to Research and Development were $1,945 and $4,304, respectively.

Advertising

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses.” Advertising expenses amounted to approximately $6,500 and $469 for the six month periods ended March 31, 2008 and 2007, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ deficit.

Recent accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company effective January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

Note C – Inventories

Inventories consisted of the following at March 31, 2008:

Finished Goods	$131,983
Raw materials and components	560,737
692,720
Less: inventory valuation allowance	(330,289)
Inventories, net	$362,431

Note D – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2008:

Accounts Receivable	$67,643
Less: Allowance for Doubtful accounts	(20,000)
Accounts Receivable, Net	$47,643

Note E – Share Based Compensation

The Company recognized $1,924 and $1,365 in share based compensation expense for the three month period ended March 31, 2008 and 2007, respectively. No options were granted to employees during the three months ended March 31, 2008. Options to purchase 10,000 shares were granted to employees during the three months ended March 31, 2007.

The Company recognized $14,517 and $39,393 in share based compensation expense for the six month period ended March 31, 2008 and 2007, respectively. No options were granted to employees during the six months ended March 31, 2008. Options to purchase 10,000 shares were granted to employees during the six months ended March 31, 2007.

For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended March 31, 2008:

Risk-free interest rate	4.9%
Expected life	5 years
Expected volatility	338%
Expected dividend yield	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As the Company’s stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Note F – Loans Payable

On June 14, 2005, the Company borrowed an aggregate of One Hundred Fifty Thousand Dollars ($150,000) (collectively, the “Loans”) from three individual lenders (collectively, the “Lenders”), including individuals who are (i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a “Note” and collectively, the “Notes”) providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, $.01 par value, of the Company (the “Common Stock”), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the “Average Market Price” for a share of Common Stock. Under the terms of the Notes, “Average Market Price” means the average closing sale price for a share of Common Stock measured over the last ten trading days of the month preceding the interest payment date or, if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the Company and issued 37,800 shares at $.57 to the Note holders. In July 2006, the Company elected to pay the accrued interest due on the notes of $16,254 in stock of the Company and issued 37,800 shares at $.43 to the Note holders. In January 2007, the Company elected to pay the accrued interest due on the notes of $15,120 in stock of the Company and issued 37,800 shares at $.17 to the Note holders, and 37,800 shares at $.23 to the Note holders. In May 2007, the Company elected to pay the accrued interest due on the notes and issued 37,800 shares at $.17 to the Note holders.

In addition, in connection with the Loans, each Lender received a Common Stock Purchase Warrant (collectively, the “Warrants”) entitling the holder to purchase One Hundred Thousand (100,000) shares of Common Stock at an exercise price of ten cents ($.10) per share for a five-year period. The warrants were valued using the Black Scholes model at $24,000, which is being amortized as interest expense over the life of the notes.

The Notes and the Warrants each provide that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of the Notes and Warrants similar registration rights.

On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the “Loan Extension”) made to the Company on June 14, 2005 (collectively, the “Original Loans”) by Mr. Saul, Richard Banakus, the Chairman, acting interim president and a director of the Company, and Regis Synan (individually, a “Lender” and collectively, the “Lenders”) in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the “Loan Extension Warrants”) exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. The warrants were valued using the Black Scholes model at $43,400, which is being amortized as interest expense over the life of the notes.

In addition, the Lenders agreed to continue to allow the Company to pay quarterly interest in cash or in shares of Common Stock. In the case of interest paid in shares of Common Stock, the Company agreed to modify the valuation for such shares to $0.20 per share of Common Stock. The Board of Directors of the Company approved the Loan Extension and the Loan Extension Warrants unanimously with Messrs. Saul and Banakus abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Extension Warrant. In June 2007, the Company elected to pay the accrued interest due on the notes and issued 31,260 shares at $.22 to the Note holders. In October 2007, the Company elected to pay the accrued interest due on the notes of $3,750 in stock of the Company and issued 18,750 shares at $.20 to the Note holders. At March 31, 2008 the Company had $7,500 in accrued interest due to the Note holders.

On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the “Loan”). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the “Loan Warrant”) exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. In June 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 3,771 shares at $.221 to the Note holder. In August 2007, the Company elected to pay the accrued interest due on the note of $1,666 in stock of the Company and issued 4,433 shares at $.188 and 5,274 shares at $.158 to the Note holder. In October 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 5,258 shares at $.1585 to the Note holder. At March 31, 2008, the Company had accrued $5,222 of interest on the note due to the Note holder.

The Board of Directors of the Company approved the Loan and the Loan Warrant unanimously with Mr. Saul abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Warrant. The purpose of the Loan was to provide the Company with additional cash to remain current on its operating expenses, help reestablish credit terms with the Company’s vendors, reduce outstanding payables and purchase additional raw materials on more advantageous terms.

On August 14, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company Twenty five Thousand Dollars ($25,000) (the “Loan”). The term of the Loan is two weeks and expires on August 28, 2007 and bears interest at the rate of ten percent (10%) per annum to be paid in cash at the expiration of the loan agreement. The loan expiration was extended until it was converted in the private offering dated October 3, 2007 (Note H).

Subsequently, On April 9, 2008, the Company, borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, acting interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

In addition, in connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights.

On June 6, 2008, the Company borrowed $16,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership), in order to fund the cost of preparation and filing of this report on Form 10-QSB and prevent removal of the Company’s common stock from quotation on the OTC Bulletin Board. The Company had previously received a notice from the Financial Industry Regulatory Authority (FINRA) with respect to the Company’s failure to timely file its reports with the Securities Exchange Commission (Commission) stating that the Company’s shares would be removed from quotation on the OTC Bulletin Board unless the Company’s delinquent report was filed with the Commission by 5:30 PM on June 20, 2008.

The Company is the general partner of the Partnership which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008.

Loans Payable consisted of the following at March 31, 2008:

2008

Loans Payable	$250,000
Accrued interest	12,722
Less: Deferred financing costs	(9,041)
$253,681

Note G – Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following at March 31, 2008:

Dividends payable	$83,163
Director fees payable	131,020
Professional fees	37,834
Other	38,063
$290,080

Note H – Equity

Common Stock

For the three month period ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $1,924 and $1,365 respectively.

For the six month period ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $14,517 and $39,393 respectively.

During the six months ended March 31, 2008, the Company issued 62,500 shares of common stock in connection with the exercise of common stock options for net proceeds of $12,500. Of these options, 62,500 were exercised at $0.20.

In connection with loans payable to the Company (Note F) during the six months ended March 31, 2008 the Company issued 24,008 shares of common stock, interest on the Loans may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded.

On February 1, 2007, the Company, commenced an offering (“Offering”) of up to 3,300,000 units (“Units”) comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock having a total gross purchase price of $330,000. On February 1, 2007 the Company closed on the sale of 2,100,000 Units resulting in gross proceeds to the Company of $210,000. On February 5, 2007, the Company closed on the sale of an additional 1,100,000 Units resulting in gross proceeds to the Company of $110,000. On February 8, 2007 the Company closed on the sale of an additional 100,000 Units resulting in gross proceeds to the Company of $10,000.

On March 21, 2007 the Company closed on the sale of an additional 500,000 Units resulting in gross proceeds to the Company of $50,000.

On October 3, 2007, the Company, closed on a private offering of 1,400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock. The Company received gross proceeds of One Hundred Seventy Five Thousand Dollars ($175,000) from the sale of Units in the Offering.

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 300,000 Units pursuant to two separate subscription agreements. Mr. Saul and his spouse paid for 200,000 Units by the cancellation of certain indebtedness owed to them by the Company evidenced by a promissory note in the principal amount of Twenty Five Thousand Dollars ($25,000) and paid for 100,000 Units by payment in cash (Note F).

On October 30, 2007, the Company, closed on a private offering of 400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock of the Company for each Unit purchased or a total of 400,000 Shares and 400,000 Warrants to purchase Shares. The Company received gross cash proceeds of Fifty Thousand Dollars ($50,000) from the sale of Units in the Offering.

Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse pursuant to a subscription agreement dated October 30, 2007.

On January 23, 2008, the Company, closed on a private offering of 600,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock. The Company received gross proceeds of Seventy Five Thousand Dollars ($75,000) from the sale of Units in the Offering.

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman acting interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

Subsequently, on April 9, 2008, the Company, borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, acting interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

In addition, in connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights.

Note I – Related Party

On October 3, 2007, the Company, closed on a private offering (the “Offering”) of 1,400,000 units (“Units”), Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 300,000 Units pursuant to two separate subscription agreements (Note H).

On October 30, 2007, the Company, closed on a private offering of 400,000 units (“Units”), Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse pursuant to a subscription agreement dated October 30, 2007 (Note H).

On April 9, 2008, the Company, borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, acting interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

Note J – Going Concern and Management’s Plan

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company’s independent accountants issued a “going concern” opinion on the Company’s September 30, 2007 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

The Company’s working capital deficit was approximately ($382,000) at March 31, 2008, including cash and cash equivalents of $8,214. Cash used in operating activities was $249,099, cash used in investing activities was $0 and cash provided by financing activities was $257,313 during the period ended March 31, 2008.

The Company has the following material debt; loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note F), the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 (Note F) and two capital leases for equipment purchases of $16,386. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

Management’s plan includes implementing one or more of the following elements:

•	Emphasize and expand the marketing and manufacturing of private label products.

•	Implement new direct sales and networking initiatives.

•	Emphasize Catalog sales, including sales made over the Internet, since these sales have higher profit margins.

•	Evaluate the possibilities of increasing direct marketing and direct response television exposure to build brand awareness and revenues.

•

Team with third parties to build the advertising and promotion of the Hydron® brand, as the Company does not have the financial resources to sustain a national advertising campaign to support distribution of its production into retail stores.

•	Develop and market new product lines based on the Company’s proprietary technologies.

•	Continue to reduce overhead and operating costs.

•	Obtain an infusion of capital that will sustain the Company’s operation until the newly established licensing initiatives can produce positive cash flow.

•	Merging with parties that have a broad channel of distribution.

•	Forming a new private entity and transferring the operating assets to it, then selling the public shell, and or selling one or more selected assets.

•	Filing for Bankruptcy protection.

There can be no assurances that management’s plan will be successful and the Company’s actual results could differ materially. No estimate has been made to the financial statements to account for the possibility that the plan may be unsuccessful.

Note K – Subsequent Events

On April 9, 2008, the Company, borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, acting interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

In addition, in connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights.

On June 6, 2008, the Company borrowed $16,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership), in order to fund the cost of preparation and filing of this report on Form 10-QSB and prevent removal of the Company’s common stock from quotation on the OTC Bulletin Board. The Company had previously received a notice from the Financial Industry Regulatory Authority (FINRA) with respect to the Company’s failure to timely file its reports with the Securities Exchange Commission (Commission) stating that the Company’s shares would be removed from quotation on the OTC Bulletin Board unless the Company’s delinquent report was filed with the Commission by 5:30 PM on June 20, 2008.

The Company is the general partner of the Partnership which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read with the consolidated financial statements and related notes contained in this quarterly report on Form 10-QSB (“Form 10-QSB”). All statements other than statements of historical fact included in this Form 10-QSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-QSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

Business

During early 2005, the Company returned its focus to the development and sales of its skin care products. For several years prior, the Company’s research and development efforts were concentrated on products and medical applications utilizing its patented tissue oxygenation technology, and on accumulating data for a Food & Drug Administration (FDA) application related to this technology. On January 10, 2005, the Company attended a Pre-Investigational Device Exemption meeting with the FDA in the belief that a clear pathway for safety and clinical research requirements could be determined at that time; however, a defined methodology could not be agreed upon at that time. As a result of that meeting, and in consideration of the Company’s limited working capital, management decided to refocus its efforts on non-medical technologies. The Company continues to believe that its tissue oxygenation technology has significant potential, and expects to re-institute research and development in that area when working capital allows.

The Company’s current focus is on furthering development and sales of its other proprietary products, including a newly patented evaporating emulsifier technology for use in cosmetic treatments and acne products, a number of patented polymer skin care formulas using a moisture-attracting ingredient (the “Hydron® polymer”) that provide superior skin moisturization benefits and sunscreen delivery, and a patented formula for a wrinkle reduction serum.

Currently, the Company markets a broad range of cosmetic and oral health care products using a moisture-attracting ingredient (the “Hydron® polymer”) and a topical delivery system for active ingredients including pharmaceuticals. The Company holds U.S. and international patents on, what management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company is developing other personal care/cosmetic products for consumers using its patented technology and would, when appropriate, either seek licensing arrangements with third parties, or develop and market proprietary products through its own efforts. Management believes that because of their unique properties, products that utilize the Hydron polymer have the potential for wide acceptance in consumer and professional health care markets.

On July 1, 2005, the Company purchased Clinical Results, Inc. (“CRI”), for two million (2,000,000) shares of the Company’s common stock. Through the purchase of CRI the Company has entered the business of proprietary formulations and contract manufacturing for other consumer product companies.

Liquidity

The Company anticipated that present working capital balances and internally generated funds will not be sufficient to meet our working capital needs for the next three months. It will be necessary to sell selected assets, or obtain an infusion of capital. The Company’s independent accountants issued a “going concern” opinion on the Company’s September 30, 2007 financial statements, since the Company has incurred significant losses over the past five years and generates a negative cash flow on a monthly basis.

On October 3, 2007, the Company, closed on a private offering of 1,400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock. The Company received gross proceeds of One Hundred Seventy Five Thousand Dollars ($175,000) from the sale of Units in the Offering.

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

On October 30, 2007, the Company, closed on a private offering of 400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock of the Company for each Unit purchased or a total of 400,000 Shares and 400,000 Warrants to purchase Shares. The Company received gross cash proceeds of Fifty Thousand Dollars ($50,000) from the sale of Units in the Offering.

Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse pursuant to a subscription agreement dated October 30, 2007.

On January 23, 2008, the Company, closed on a private offering of 600,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock. The Company received gross proceeds of Seventy Five Thousand Dollars ($75,000) from the sale of Units in the Offering.

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman, acting interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

On April 9, 2008, the Company, borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, acting interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

In addition, in connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights.

On June 6, 2008, the Company borrowed $16,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership), in order to fund the cost of preparation and filing of this report on Form 10-QSB and prevent removal of the Company’s common stock from quotation on the OTC Bulletin Board. The Company had previously received a notice from the Financial Industry Regulatory Authority (FINRA) with respect to the Company’s failure to timely file its reports with the Securities Exchange Commission (Commission) stating that the Company’s shares would be removed from quotation on the OTC Bulletin Board unless the Company’s delinquent report was filed with the Commission by 5:30 PM on June 20, 2008.

The Company is the general partner of the Partnership which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008.

The Company’s working capital deficit was approximately ($382,000) at March 31, 2008, including cash and cash equivalents of $8,214. Cash used in operating activities was $249,099, cash used in investing activities was $0 and cash provided by financing activities was $257,313 during the period ended March 31, 2008.

The Company has the following material debt; loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note F), the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 (Note F) and two capital leases for equipment purchases of $16,386. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

Management’s plan includes implementing one or more of the following elements:

•	Emphasize and expand the marketing and manufacturing of private label products.

•	Implement new direct sales and networking initiatives.

•	Emphasize Catalog sales, including sales made over the Internet, since these sales have higher profit margins.

•	Evaluate the possibilities of increasing direct marketing and direct response television exposure to build brand awareness and revenues.

•

Team with third parties to build the advertising and promotion of the Hydron® brand, as the Company does not have the financial resources to sustain a national advertising campaign to support distribution of its production into retail stores.

•	Develop and market new product lines based on the Company’s proprietary technologies.

•	Continue to reduce overhead and operating costs.

•	Obtain an infusion of capital that will sustain the Company’s operation until the newly established licensing arrangements can produce positive cash flow.

•	Merging with parties that have a broad channel of distribution.

•	Forming a new private entity and transferring the operating assets to it, then selling the public shell, and or selling one or more selected assets.

•	Filing for Bankruptcy protection.

There can be no assurances that management’s plan will be successful and the Company’s actual results could differ materially. No estimate has been made to the financial statements to account for the possibility that the plan may be unsuccessful.

Hydron® Branded Skin Care Products

The Company has been developing various consumer products using Hydron polymers since 1986. The Company’s products are designed to address concerns about the visible signs of aging, and include Hydron® skincare, hair care, bath and body and sun care lines. The Company currently has forty three individual branded products available in the following product categories: skin care (34 products), hair care (6 products), bath and body (12 products), dental (3 products) and sun care (2 products). These products are also packaged into collections and sold at a more favorable value than the individual products sold separately. All of the products are available through the Hydron catalog and web site at www.hydron.com (“Catalog”). The Company also markets a number of customized formulations under private label and contract manufacturing for various outside brands.

Management believes that the Company’s moisturizers and skin treatments are unique and offer the following competitive benefits: they self-adjust to match the skin’s optimal pH balance soon after they are applied to the skin; they become water-insoluble on the skin’s surface, and unlike all other water-based crèmes and lotions, are not removed by the skin’s perspiration or plain water; they are oxygen-permeable, allowing the skin to breathe; they do not emulsify the skin’s natural moisturizing agents, as do conventional crèmes and lotions; and they attract and hold water, creating a cushion of moisture on the skin’s surface that promotes penetration of other beneficial product ingredients, all while leaving no greasy after-feel.

The Company’s products are independently tested by dermatologists and, in their opinion, are considered to be safe, non-irritating and applicable to most skin types. Products for use around the eye area are also ophthalmologist tested and safe for contact lens wearers. Most of the Company’s branded moisturizing products are based on the Company’s patented emulsion system, which permits the product ingredients to deliver their intended benefits over an extended period of time and in a more efficient manner.

Management believes that the Hydron® emulsion system can enhance the effectiveness of topical over-the-counter medications. The emulsion system is designed to deposit a polymer film on the skin’s surface which has a number of advantages over traditional lotions: it promotes hydration of the outer layer of skin, improves penetration into the skin’s pores, and has good tactility and flexibility. The Company expects to continue to focus research and development resources on proprietary technology-based products as determined by management’s assessment of consumer demand.

Catalog and Web Sales – The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog and Web sales represented approximately 40% of Hydron’s total sales for the six months ended March 31, 2008 and 54% of sales the six months ended March 31, 2007. The Company is continuing to explore new ways to enhance Catalog and Web sales and operations, including direct sales initiatives.

Private Label Contracting – Since March 1, 2001, the Company has been a supplier to Reliv International, Inc (“Reliv”) to develop and manufacture a line of private label skin care products under their brand name, ReversAge®. Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 16% of Hydron’s total sales for the six months ended March 31, 2008 and 5% of sales for the six months ended March 31, 2007.

Contract Manufacturing – Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the six month period ending March 31, 2008, contract manufacturing revenue represented 38% of Hydron’s total sales and 36% for the six months ended March 31, 2007.

Results of Operations

Results of Operations – 2008 versus 2007

Total net sales for the three months ended March 31, 2008 were $274,447, a decrease of $42,686 or 13% from net sales of $317,133 for the three months ended March 31, 2007. Catalog Sales net sales for the three months ended March 31, 2008 were $130,105, a decrease of $7,042 or 5% from sales of the three months ended March 31, 2007 of $137,147. Private Label and Contract Manufacturing net sales for the three months ended March 31, 2008 were $125,651, a decrease of $36,829 or 23% from sales the three months ended March 31, 2007 of $162,480. Shipping and handling revenues for the three months ended March 31, 2008 were $18,691, an increase of $1,606 or 9% from shipping and handling revenues for the three months ended March 31, 2007 of $17,085.

Total net sales for the six months ended March 31, 2008 were $603,647, a decrease of $7,014 or 1% from net sales of $610,661 for the six months ended March 31, 2007. Catalog Sales net sales for the six months ended March 31, 2008 were $240,221, a decrease of $87,991 or 27% from sales of the six months ended March 31, 2007 of $328,212. Private Label and Contract Manufacturing net sales for the six months ended March 31, 2008 were $329,357, an increase of $78,278 or 31% from sales the six months ended March 31, 2007 of $251,079. Shipping and handling revenues for the six months ended March 31, 2008 were $34,069, an increase of $3,033 or 10% from shipping and handling revenues for the six months ended March 31, 2007 of $31,036.

The decrease in catalog sales was the result of the attrition of the Company’s customer base without marketing spending to replace those customers. Private Label Manufacturing sales increased due to the timing of shipments to contact manufacturing customers.

Cost of sales was $96,251 for the three months ended March 31, 2008, a decrease of $38,029, or 28%, from cost of sales of $134,280 for the three months ended March 31, 2007. Cost of sales was 35% of total sales the three months ended March 31, 2008, compared to 42% for the three months ended March 31, 2007. The decrease in the cost of sales percentage reflects the impact of increased catalog sales. Cost of sales for private label sales was in direct proportion to the sales level. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment Shipping and handling costs for the three months ended March 31, 2008 were $21,539, an increase of $3,410, or 19%, from shipping and handling cost of $18,129 for the same period in 2007. This increase reflects the increase in postage rates.

Cost of sales was $255,513 for the six months ended March 31, 2008, a decrease of $57,893, or 18%, from cost of sales of $313,406 for the six months ended March 31, 2007. Cost of sales was 42% of total sales for the six months ended March 31, 2008, compared to 51% for the six months ended March 31, 2007. The decrease in the cost of sales percentage reflects the impact of greater margins on catalog and private label sales. Shipping and handling costs for the six months ended March 31, 2008 were $42,494, an increase of $16,317, or 62%, from shipping and handling cost of $26,177 for the same period in 2007. This increase reflects the increase in postage rates and a refund from a shipper in 2007 for prior disputed amounts.

The Company’s overall gross profit margin increased to 65% of net sales for the three months ended March 31, 2008 versus 58% for the three months ended March 31, 2007. For the six months ended March 31, 2008 the overall gross profit margin increased similarly to 58% of net sales versus 49% for the same period in 2007.

Royalty expenses for the three months ended March 31, 2008 were $1,439 and $0 for the three months ended March 31, 2007. Royalty expenses for the six months ended March 31, 2008 were $1,439 and $5,168 for the six months ended March 31, 2007. An aggregate of $4,186 was accrued and unpaid as of March 31, 2008. This amount is adequate to cover any royalties that are payable through March 2008.

Research and development (“R&D”) expenses reflect the Company’s efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $1,281 for the three months ended March 31, 2008, a decrease of $2,590 or 67% from R&D expenses of $3,871 for the three months ended March 31, 2007. R&D expenses were $1,945 for the six months ended March 31, 2008, a decrease of $2,359 or 55% from R&D expenses of $4,304 for the six months ended March 31, 2007. The amount of annual R&D expenses will vary year to year depending on the Company’s research requirements.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2008 were $225,460, representing a decrease of $87,373 or 28% from SG&A expenses of $312,833 for the three months ended March 31, 2007. Employment expense was $121,547 for the three months ended March 31, 2008, a decrease of $28,725, or 19%, from $150,272 for the three months ended March 31, 2007. This decrease is due primarily to staff reductions and pay cuts by management as cost cutting initiatives. Professional expenses (legal and audit) was $21,360 for the three months ended March 31, 2008, a decrease of $14,135 or 40% from $35,495 for the three months ended March 31, 2007. This decrease is due primarily due to less legal expense incurred. Travel and entertainment expense was $2,696 for the three months ended March 31, 2008, a decrease of $5,163 or 66% from $7,859 for the three months ended March 31, 2007. The decrease was due to cost cutting initiatives. Repairs and Maintenance expense was $984 for the three months ended March 31, 2008, a decrease of $24,018 or 96% from $25,002 for the three months ended March 31, 2007. The decrease is due to additional costs for CAM on the Company’s three leases and charges associated with a clean up project in 2007. All other expenses were $78,873 for the three months ended March 31, 2008, a decrease of $15,332 or 16% from $94,205 for the three months ended March 31, 2007.

Selling, general and administrative (“SG&A”) expenses for the six months ended March 31, 2008 were $491,025, representing a decrease of $120,736 or 20% from SG&A expenses of $611,761 for the six months ended March 31, 2007. Employment expense was $247,452 for the six months ended March 31, 2008, a decrease of $33,030, or 12%, from $280,482 for the six months ended March 31, 2007. This decrease is due primarily to staff reductions and pay cuts by management and decreased costs of employee benefits as cost cutting initiatives. Professional expenses (legal and audit) was $22,214 for the six months ended March 31, 2008, a decrease of $53,737 or 71% from $75,951 for the six months ended March 31, 2007. The decrease in professional fees involved a credit from a law firm for previous fees billed. All other expenses were $221,359 for the six months ended March 31, 2008, a decrease of $33,969 or 13% from $255,328 for the six months ended March 31, 2007.

Depreciation and amortization expense was $23,095 for the three months ended March 31, 2008, a decrease of $364 or 1% from $23,459 for the three months ended March 31, 2007.

Depreciation and amortization expense was $47,070 for the six months ended March 31, 2008, a decrease of $3,552 or 7% from $50,622 for the six months ended December 31, 2007.

Net interest (expense) was ($16,862) for the three months ended March 31, 2008 an increase of 6,702 or 66% compared to net interest (expense) of ($10,160) for the three months ended March 31, 2007. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

Net interest (expense) was ($43,407) for the six months ended March 31, 2008 an increase of 19,454 or 81% compared to net interest (expense) of ($23,953) for the six months ended March 31, 2007. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

Minority interest in net loss for the three months ended March 31, 2008 was $4,761 compared to $4,552 the three months ended March 31, 2007. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

Minority interest in net loss for the six months ended March 31, 2008 was $9,574 compared to $11,598 for the six months ended March 31, 2007. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

The Company had a net loss of $85,180 for the three months ended March 31, 2008, representing a decrease of $77,738 or 48% from the net loss of $162,918 for the three months ended March 31, 2007, primarily as a result of the factors discussed above.

The Company had a net loss of $227,178 for the six months ended March 31, 2008, representing a decrease of $159,777 or 41% from the net loss of $386,955 for the six months ended March 31, 2007, primarily as a result of the factors discussed above.

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

Inventory Valuation

Shifting sales from one item in our product line to another or minimum production requirements may create a situation where inventory levels of specific items may exceed the annual sales of that item. This can create inventory levels in excess of net realizable value. Management regularly reviews inventory quantities on hand and, where necessary, records provisions for excess and obsolete inventory based on either estimated forecast of product demand or historical usage of the product. If sales do not materialize as planned or decline below historic levels, management increases the reserve for excess (quantities in excess of one year’s sales) and obsolete inventory. This would reduce earnings and cash flows.

Packaging changes are planned far in advance in order to limit the impact of out-dated or obsolete components. Private label customers are required to prepay the cost of packaging materials in order to take advantage of volume discounts and protect the Company from any sudden packaging changes.

Item 3.	Controls and Procedures

As of the end of this period, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer concluded that the Company had material weaknesses associated with insufficient personnel resources with appropriate accounting experience and lack of controls relating to inventory valuation and segregation of inventory. The Company has hired new personnel with appropriate accounting experience, and is in the process of implementing a perpetual inventory system which should mitigate these material weaknesses in 2008.

Disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Part II.	Other Information

Item 1.	Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 3, 2007, the Company, closed on a private offering of 1,400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock. The Company received gross proceeds of One Hundred Seventy Five Thousand Dollars ($175,000) from the sale of Units in the Offering.

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

On October 30, 2007, the Company, closed on a private offering of 400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock of the Company for each Unit purchased or a total of 400,000 Shares and 400,000 Warrants to purchase Shares. The Company received gross cash proceeds of Fifty Thousand Dollars ($50,000) from the sale of Units in the Offering.

Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse pursuant to a subscription agreement dated October 30, 2007.

On January 23, 2008, the Company, closed on a private offering of 600,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock. The Company received gross proceeds of Seventy Five Thousand Dollars ($75,000) from the sale of Units in the Offering.

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman, acting interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

In light of the Company’s inability to generate sufficient cash flow to maintain its current operations, the Company is reviewing all alternatives available to it to enhance value for its creditors and shareholders which include: filing for Bankruptcy protection, an Assignment for the Benefit of Creditors or engaging in a transaction with a third party, which would likely include related parties of the Company, that could include loans secured by assets of the Company, the sale of assets of the Company and or a going private transaction. The Company cannot provide any assurances regarding any of these alternatives, including without limitation whether the Company will be able to obtain any funding from any source and/or maintain its operations, and, if a transaction should occur, what type of transaction would take place, in what time frame and the effect of any such transaction on the Company’s ability to meet its obligations to its creditors and/or preserve any value for its shareholders.

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

3.1	Restated Certificate of Incorporation of Dento-Med Industries, Inc. (“Dento-Med”), as filed with the Secretary of State of New York on March 4, 1981.(1)

3.2	Certificate of Amendment of the Certificate of Incorporation of Dento-Med as filed with the Secretary of State of New York on September 7, 1984.(2)

3.3	By-laws of the Company, as amended March 17, 1988.(3)

3.4	Certificate of Change of Dento-Med as filed with the Secretary of State of New York on July 14, 1988.(2)

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988.(4)

3.6	Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993.(5)

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Hydron Technologies, Inc., as filed with the Secretary of State of New York on April 10, 2002.(2)

4.1	Non-Qualified Stock Option Plan.(6)

4.2	Registration Rights Agreement dated July 11, 2002, by and between Hydron Technologies, Inc. and Life International Products, Inc.(2)

4.3	Warrant Agreement dated November 14, 2003 between Hydron Technologies, Inc. and the parties named therein.(2)

5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.(18)

7.1	Letter of Sherb & Co LLP dated May 25, 2007 addressed to the United States Securities Exchange Commission. (15)

10.1	Subscription Agreement dated November 22, 2002 between Hydron Technologies, Inc. and the subscribers named therein.(2)

10.2	Subscription Agreement dated September 31, 2003 between Hydron Technologies, Inc. and the subscribers named therein.(2)

10.3	Agreement dated July 11, 2002 between Hydron Technologies, Inc. and Life International Products, Inc.(2)

10.4	1997 Nonemployee Director Stock Option Plan.(7)

10.5	Bridge Loan Term Sheet for Interim Loans Between Hydron Technologies, Inc and Members of the Board of Directors.(2)

10.6	2003 Stock Plan(8)

10.7	Note dated June 14, 2005 in the principal amount of $50,000 payable to payable to Richard Banakus (9)

10.8	Note dated June 14, 2005 in the principal amount of $50,000 payable to Ronald J. Saul and Antonette G. Saul, jointly (9)

10.9	Note dated June 14, 2005 in the principal amount of $50,000 payable to Regis Synan (9)

10.10	Common Stock Purchase Warrant dated June 14, 2005 in favor of Richard Banakus (9)

10.11	Common Stock Purchase Warrant dated June 14, 2005 in favor of Ronald J. Saul and Antonette G. Saul, jointly (9)

10.12	Common Stock Purchase Warrant dated June 14, 2005 in favor of Regis Synan (9)

10.13	Purchase and Sale Agreement by and among Clinical Results, Inc., David Pollock and Douglas Reitz and Hydron Technologies, Inc., dated July 1, 2005 (10)

10.14	Employment Agreement for David Pollock (10)

10.15	Employment Agreement for Richard Douglas Reitz (10)

10.16	Form of Assignment (11)

10.17	Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Richard Banakus (13)

10.18	Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (13)

10.19	Subscription Agreement dated February 5, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (13)

10.20	Common stock Purchase Warrant dated February 1, 2007 in favor of Richard Banakus (13)

10.21	Common stock Purchase Warrant dated February 1, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (13)

10.22	Common stock Purchase Warrant dated February 5, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (13)

10.23	Subscription Agreement dated March 21, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (14)

10.24	Common stock Purchase Warrant dated March 21, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (14)

10.25	Subscription Agreement dated July 18, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (16)

10.26	Common stock Purchase Warrant dated July 18, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (16)

10.27	Prommisory note dated August 14, 2007 in the principal amount of twenty five thousand dollars ($25,000) payable to Ronald J Saul and Annotte G. Saul , jointly. (17)

10.28

Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 200,000 units paid by the cancellation of $25,000 promissory note.(19)

10.29	Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (19)

10.30	Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 100,000 units paid in cash.(19)

10.31	Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (19)

10.32	Subscription Agreement dated October 30, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 400,000 units.(20)

10.33	Common stock Purchase Warrant dated January 23, 2008 in favor of Ronald J. Saul and Antonette G. Saul, jointly (21)

10.34	Subscription Agreement dated January 23, 2008 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 200,000 units.(21)

10.35	Common stock Purchase Warrant dated January 23, 2008 in favor of Richard Banakus (21)

10.36	Subscription Agreement dated January 23, 2008 between Hydron Technologies, Inc. and Richard Banakus,for the purchase of 200,000 units.(21)

10.37	Common stock Purchase Warrant dated October 30, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (20)

10.38	Promissory note dated April 9, 2008 between Hydron Technologies, Inc. and Richard Banakus for the principal amount of forty thousand dollars ($40,000). (22)

10.39	Subscription Agreement dated April 9, 2008 between Hydron Technologies, Inc. and Richard Banakus for the purchase of 1 unit. (22)

10.40	Common stock Purchase Warrant dated April 9, 2008 in favor of Richard Banakus (22)

10.41	OTCC Delinquency Notification dated May 21, 2008. (23)

10.42	Promissory note dated June 6, 2008 between Hydron Technologies, Inc. and Hydron Royalty Partners Ltd, LLLP for the principal amount of forty thousand dollars ($40,000) (filed herewith).

16.	Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.2	Consent of Independent Registered Public Accounting Firm - Sherb & Co. LLP

31.1	Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1

Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.	Press Release dated July 6, 2005 incorporated by reference to Form 8-K filed on July 8, 2005.

_____________________

(1)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1985.

(2)	Incorporated by reference to the Company’s report on Form S-3 filed February 11, 2004.

(3)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1987.

(4)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1988.

(5)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1993.

(6)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1986.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the year ended December 31, 1996.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement for the year ended December 31, 2003.

(9)	Incorporated by reference to Form 8-K filed June 20, 2005

(10)	Incorporated by reference to Form 8-K filed July 8, 2005

(11)	Incorporated by reference to Form 8-K filed November 2, 2005

(12)	Incorporated by reference to Form 8-K filed December 5, 2006

(13)	Incorporated by reference to Form 8-K filed February 7, 2007

(14)	Incorporated by reference to Form 8-K filed March 21, 2007

(15)	Incorporated by reference to Form 8-K filed May 20, 2007

(16)	Incorporated by reference to Form 8-K filed July 18, 2007

(17)	Incorporated by reference to Form 8-K filed August 14, 2007

(18)	Incorporated by reference to Form 8-K filed September 20, 2007

(19)	Incorporated by reference to Form 8-K filed October 3, 2007

(20)	Incorporated by reference to Form 8-K filed October 30, 2007

(21)	Incorporated by reference to Form 8-K filed January 23, 2008

(22)	Incorporated by reference to Form 8-K filed April 15, 2008

(23)	Incorporated by reference to Form 8-K filed May 3, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDRON TECHNOLOGIES, INC.

/s/ David Pollock
David Pollock Chief Executive Officer Principal Financial and Accounting Officer

Dated: June 13, 2008