Form 10QSB
period 2008-06-30
HYDRON TECHNOLOGIES INC
filed 2008-07-28
CIK 28146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended: June 30, 2008 Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number:   0-6333

HYDRON TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	13-1574215
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or organization)

4400 34th Street N, Suite F
Saint Petersburg, FL 33714	(727) 342-5050
(Address of Principal Executive Offices)	(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No.

Number of shares of common stock outstanding as of July 28, 2008: 19,621,176

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒.

HYDRON TECHNOLOGIES, INC.

Consolidated Balance Sheet

(Unaudited)

June 30, 2008

ASSETS
Current assets
Cash	$20,469
Trade accounts receivable, net	17,871
Inventories, net	364,120
Prepaid expenses and other current assets	16,552
Total current assets	419,012

Property and equipment, net	80,539

Deferred product costs, net	98,146
Intangible assets, net	133,142
Restricted cash	26,580
Deposits	7,542
Total assets	$764,961

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$221,607
Loans payable, net	308,954
Royalties payable	4,262
Deferred revenues	80,233
Accrued liabilities	298,652
Current portion of obligation under capital leases	8,398
Total current liabilities	922,106

Minority interest in consolidated partnership	192,151

Shareholders' deficit
Preferred stock - $.01 par value 5,000,000 shares authorized; no shares issued or outstanding	—
Common stock - $.01 par value 30,000,000 shares authorized; 19,621,176 shares, issued and outstanding	196,211
Additional paid-in capital	22,163,778
Accumulated deficit	(22,701,469)
Treasury stock, at cost 10,000 shares	(7,816)
Total Shareholders' deficit	(349,296)
Total liabilities and shareholders' deficit	$764,961

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30		Nine Months ended June 30
	2008	2007	2008	2007

Net sales	$202,998	$336,134	$806,644	$946,795
Cost of sales	101,521	151,980	357,034	465,386
Gross profit	101,477	184,154	449,610	481,409

Expenses
Royalty expense	4,262	—	5,701	5,168
Research and development	—	—	1,945	4,304
Selling, general & administration	262,272	367,518	753,297	979,279
Depreciation & amortization	23,092	23,741	70,162	74,363
Total expenses	289,626	391,259	831,105	1,063,114

Operating loss	(188,149)	(207,105)	(381,495)	(581,705)

Interest (expense), net of interest income of $293 and $292 for the three months and $779, and $1,060 for the nine months	(19,322)	(16,104)	(62,729)	(40,057)
Loss before income taxes and minority interest	(207,471)	(223,209)	(444,224)	(621,762)

Income taxes expense	—	—	—	—
Minority interest in net loss of subsidiary	6,082	4,541	15,656	16,139
Net loss	$(201,389)	$(218,668)	$(428,568)	$(605,623)

Basic and diluted loss per share
Net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average shares outstanding (basic and diluted)	19,621,176	16,318,597	19,297,513	15,653,537

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended June 30,
	2008	2007

OPERATING ACTIVITIES
Net loss	$(428,568)	$(605,623)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	(15,656)	(16,139)
Depreciation and amortization	70,162	74,363
Compensation expense from stock option awards	20,680	51,976
Warrents issued from loans payable	4,200	64,443
Stock issued in settlement	—	10,000
Deferred financing costs	36,357	(52,364)
Stock issued for interest expense	4,583	29,909
Bad debt expense	8,318	—
Change in operating assets and liabilities
Restricted cash	42,273	17,215
Trade accounts receivable	5,114	(43,500)
Inventories	(21,448)	144,229
Prepaid expenses and other current assets	(13,498)	(5,380)
Deposits	22,110	(6,623)
Accounts payable	(9,451)	(149,520)
Royalties payable	(8,013)	(10,279)
Deferred revenues	272	(12,983)
Accrued interest	14,304	(8,472)
Accrued liabilities	1,158	(6,571)
Net cash used in operating activities	(267,103)	(525,319)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,753)	(2,150)

FINANCING ACTIVITIES
Cash overdraft	(15,287)	—
Stock offering, proceeds	275,000	380,000
Loan payable, proceeds	40,000	100,000
Payments on capital leases	(22,888)	(18,598)
Proceeds from exercise of stock options	12,500	61,788
Net cash provided by financing activities	289,325	523,190

Net increase in cash and cash equivalents	20,469	(4,279)

Cash and cash equivalents at beginning of period	—	9,278

Cash and cash equivalents at end of period	$20,469	$4,999

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued to pay accrued interest	$4,583	$29,909
Warrants issued in connection with private offering	300,000	380,000

See accompanying notes to unaudited consolidated financial statements.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2008 and 2007

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

Pursuant to the Hydron Agreement, the Company was granted an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Polymer in certain consumer and oral health fields while Valera was granted the exclusive right to manufacture, sell or distribute any prescription drug or medical device and certain other products made with the Polymer. The agreement continues indefinitely, unless terminated earlier by the parties. To date, only the Company has been obligated to make royalty payments under the Hydron Agreement. However, based on a review of reports filed by Indevus with the Securities Exchange Commission and a review of Indevus’s website, the Company understands that Valera has Products under development that represent potential royalty payments to the Company under the Hydron Agreement. There can be no assurance that any such Products will ever be brought to market or, if they are brought to market, the amount or timing of any future royalty payments that may be payable to the Company under the Hydron Agreement.

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

The cash and cash equivalent balances at June 30, 2008 are covered by the Federal Deposit Insurance Commission.

Restricted cash

At June 30 2008, the Company had restricted cash of $26,580, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company’s normal operations.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three and nine months ended June 30, 2008.

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

For the nine month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $20,680 and 51,976 respectively.

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

Research and Development Costs

Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the nine month periods ended June 30, 2008 and 2007, expenses charged to Research and Development were $1,945 and $4,304, respectively.

Advertising

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses.” Advertising expenses amounted to approximately $28,330 and $2,365 for the nine month periods ended June 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations , which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note C – Inventories

Inventories consisted of the following at June 30, 2008:

Finished Goods	$143,489
Raw materials and components	550,920
694,409
Less : inventory valuation allowance	(330,289)
Inventories, net	$364,120

Note D – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2008:

Accounts Receivable	$37,871
Less : Allowance for Doubtful accounts	(20,000)
Accounts Receivable, Net	$17,871

Note E – Share Based Compensation

The Company recognized $6,163 and $12,583 in share based compensation expense for the three month period ended June 30, 2008 and 2007, respectively. 65,000 options were granted to employees during the three months ended June 30, 2008. Options to purchase 290,000 shares were granted to employees during the three months ended June 30, 2007.

The Company recognized $20,680 and $51,976 in share based compensation expense for the nine month period ended June 30, 2008 and 2007, respectively. 65,000 options were granted to employees during the nine months ended June 30, 2008. Options to purchase 300,000 shares were granted to employees during the nine months ended June 30, 2007.

For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended June 30, 2008:

Risk-free interest rate	5.0%
Expected life	5 years
Expected volatility	579%
Expected dividend yield	0%

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

In addition, the Lenders agreed to continue to allow the Company to pay quarterly interest in cash or in shares of Common Stock. In the case of interest paid in shares of Common Stock, the Company agreed to modify the valuation for such shares to $0.20 per share of Common Stock. The Board of Directors of the Company approved the Loan Extension and the Loan Extension Warrants unanimously with Messrs. Saul and Banakus abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Extension Warrant. In June 2007, the Company elected to pay the accrued interest due on the notes and issued 31,260 shares at $.22 to the Note holders. In October 2007, the Company elected to pay the accrued interest due on the notes of $3,750 in stock of the Company and issued 18,750 shares at $.20 to the Note holders. At June 30, 2008 the Company had $11,250 in accrued interest due to the Note holders.

On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the “Loan”). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the “Loan Warrant”) exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. In June 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 3,771 shares at $.221 to the Note holder. In August 2007, the Company elected to pay the accrued interest due on the note of $1,666 in stock of the Company and issued 4,433 shares at $.188 and 5,274 shares at $.158 to the Note holder. In October 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 5,258 shares at $.1585 to the Note holder. At June 30, 2008, the Company had accrued $7,722 of interest on the note due to the Note holder.

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

In addition, in connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights. The warrants were valued using the Black Scholes model at $4,200, which is being amortized as interest expense over the life of the notes. At June 30, 2008, the Company had accrued $450 of interest on the note due to the Note holder.

During the three months ended June 30, 2008, the Company borrowed $24,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership), The Company is the general partner of the Partnership which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008. The Company had accrued $142 of interest on the note due to the Note holder. This amount is eliminated in consolidation.

Loans Payab le consisted of the following at June 30, 2008:

2008

Loans Payable	$290,000
Accrued interest	19,421
Less: Deferred financing costs	(467)
$308,954

Note G – Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following at June 30, 2008:

Dividends payable	$83,163
Director fees payable	134,770
Professional fees	37,075
Other	43,644
$298,652

Note H – Equity

Common Stock

For the three month period ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $6,163 and $12,583 respectively.

For the nine month period ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $20,680 and $51,976 respectively.

During the nine months ended June 30, 2008, the Company issued 62,500 shares of common stock in connection with the exercise of common stock options for net proceeds of $12,500. Of these options, 62,500 were exercised at $0.20.

In connection with loans payable to the Company (Note F) during the nine months ended June 30, 2008 the Company issued 24,008 shares of common stock, interest on the Loans may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded.

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

In addition, in connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights. The warrants were valued using the Black Scholes model at $4,200, which is being amortized as interest expense over the life of the notes.

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

The Company’s working capital deficit was approximately ($503,000) at June 30, 2008, including cash and cash equivalents of $20,469. Cash used in operating activities was $267,103, cash used in investing activities was $1,753 and cash provided by financing activities was $289,325 during the period ended June 30, 2008.

The Company has the following material debt; loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note F), the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 (Note F), the loan payable of $40,000 borrowed from one shareholder on April 9, 2008 (Note F) and two capital leases for equipment purchases of $8,398. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

Management’plan includes implementing one or more of the following elements:

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

During the three months ended June 30, 2008, the Company borrowed $24,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership), The Company is the general partner of the Partnership which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008.

The Company’s working capital deficit was approximately ($503,000) at June 30, 2008, including cash and cash equivalents of $20,469. Cash used in operating activities was $267,103, cash used in investing activities was $1,753 and cash provided by financing activities was $289,325 during the period ended June 30, 2008.

The Company has the following material debt; loan payable of $150,000 borrowed from three shareholders in May 2005 (see Note F), the loan payable of $100,000 borrowed from one shareholder on May 22, 2007 (Note F), the loan payable of $40,000 borrowed from one shareholder on April 9, 2008 (Note F) and two capital leases for equipment purchases of $8,398. The Company has substantial overdue trade accounts payables balances. There are no capital expenditures under construction and no long-term commitments other than royalty payments under an agreement with Valera Pharmaceuticals, Inc. The Company does not have any lines of credit. There are no purchase order commitments that exceed 90 days.

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

Hydron®Branded Skin Care Products

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

Catalog and Web Sales - The Company offers personal care products for sale directly to consumers. Augmenting direct mail, the Company sells its products on the World Wide Web and regularly transmits E-mail broadcasts to its customer base. Catalog and Web sales represented approximately 45%of Hydron’s total sales for the nine months ended June 30 2008 and 47% of sales the nine months ended June 30, 2007. The Company is continuing to explore new ways to enhance Catalog and Web sales and operations, including direct sales initiatives.

Private Label Contracting - Since March 1, 2001, the Company has been a supplier to Reliv International, Inc (“Reliv”) to develop and manufacture a line of private label skin care products under their brand name, ReversAge®. Reliv is a public company traded on NASDAQ (symbol RELV). Private label sales represented approximately 19% of Hydron’s total sales for the nine months ended June 30, 2008 and 9% of sales for the nine months ended June 30, 2007.

Contract Manufacturing - Through its acquisition of CRI, the Company now manufactures consumer products for a number of companies. Products include proprietary formulations for skin and hair care. During the nine month period ending June 30, 2008, contract manufacturing revenue represented 28% of Hydron’s total sales and 39% for the nine months ended June 30, 2007.

Formulation and Commission - Commissions represented 6% of sales for the nine months ended June 30, 2008. The company received $0 commission or formulation sales for the nine months ended June 30, 2007.

Results of Operations

Results of Operations - 2008 versus 2007

Total net sales for the three months ended June 30, 2008 were $202,998, a decrease of $133,136 or 40% from net sales of $336,134 for the three months ended June 30, 2007. Catalog Sales net sales for the three months ended June 30, 2008 were $124,942, an increase of $5,596 or 5% from sales of the three months ended June 30, 2007 of $119,346. Private Label and Contract Manufacturing net sales for the three months ended June 30, 2008 were $50,880, a decrease of $150,236 or 75% from sales the three months ended June 30, 2007 of $201,116. Formulation and commission net sales for the three months ended June 30, 2008 were $11,675, an increase of $11,675 or 100% from sales for the three months ended June 30, 2007. Shipping and handling revenues for the three months ended June 30, 2008 were $15,500, an decrease of $172 or 1% from shipping and handling revenues for the three months ended June 30, 2007 of $15,672.

Total net sales for the nine months ended June 30, 2008 were $806,644, a decrease of $140,151 or 15% from net sales of $946,795 for the nine months ended June 30, 2007. Catalog Sales net sales for the nine months ended June 30, 2008 were $365,163, a decrease of $82,395 or 18% from sales of the nine months ended June 30, 2007 of $447,558. Private Label and Contract Manufacturing net sales for the nine months ended June 30, 2008 were $380,237, a decrease of $72,379 or 16% from sales the nine months ended June 30, 2007 of $452,616. Formulation and commission net sales for the nine months ended June 30, 2008 were $11,675, an increase of $11,675 or 100% from sales for the nine months ended June 30, 2007. Shipping and handling revenues for the nine months ended June 30, 2008 were $49,569, an increase of $2,861 or 6% from shipping and handling revenues for the nine months ended June 30, 2007 of $46,708.

The decrease in catalog sales was the result of the attrition of the Company’s customer base without marketing spending to replace those customers. Private Label Manufacturing sales decreased due to the timing of shipments to contact manufacturing customers.

Cost of sales was $101,521 for the three months ended June 30, 2008, a decrease of $50,459, or 33%, from cost of sales of $151,980 for the three months ended June 30, 2007. Cost of sales was 50% of total sales the three months ended June 30, 2008, compared to 45% for the three months ended June 30, 2007. The increase in the cost of sales percentage reflects the impact of decreased private label sales. Cost of sales for private label sales was in direct proportion to the sales level. Cost increases are not material to catalog sales and the private label contracts provide for a pass through of any cost increases incurred in that segment. Shipping and handling costs for the three months ended June 30, 2008 were $21,201, an increase of $259, or 1%, from shipping and handling cost of $20,942 for the same period in 2007. This increase reflects the increase in postage rates.

Cost of sales was $357,034 for the nine months ended June 30, 2008, a decrease of $108,352, or 23%, from cost of sales of $465,386 for the nine months ended June 30, 2007. Cost of sales was 44% of total sales for the nine months ended June 30, 2008, compared to 49% for the nine months ended June 30, 2007. The decrease in the cost of sales percentage reflects the impact of greater margins on catalog and private label sales. Shipping and handling costs for the nine months ended June 30, 2008 were $63,695, an increase of $16,576, or 35%, from shipping and handling cost of $47,119 for the same period in 2007. This increase reflects the increase in postage rates and a refund from a shipper in 2007 for prior disputed amounts.

The Company’s overall gross profit margin decreased to 50% of net sales for the three months ended June 30, 2008 versus 55% for the three months ended June 30, 2007. For the nine months ended June 30, 2008 the overall gross profit margin increased similarly to 56% of net sales versus 51% for the same period in 2007.

Royalty expenses for the three months ended June 30, 2008 were $4,262 and $0 for the three months ended June 30, 2007. Royalty expenses for the nine months ended June 30, 2008 were $5,701 and $5,168 for the nine months ended June 30, 2007. An aggregate of $4,262 was accrued and unpaid as of June 30, 2008. This amount is adequate to cover any royalties that are payable through June 2008.

Research and development (“R&D”) expenses reflect the Company’s efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $0 for the three months ended June 30, 2008 and June 30, 2007. R&D expenses were $1,945 for the nine months ended June 30, 2008, a decrease of $2,359 or 55% from R&D expenses of $4,304 for the nine months ended June 30, 2007. The amount of annual R&D expenses will vary year to year depending on the Company’s research requirements.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2008 were $262,272 representing a decrease of $105,246 or 29% from SG&A expenses of $367,518 for the three months ended June 30, 2007. Employment expense was $123,469 for the three months ended June 30, 2008, a decrease of $28,231, or 19%, from $151,700 for the three months ended June 30, 2007. This decrease is due primarily to staff reductions and pay cuts by management as cost cutting initiatives.Professional expenses (legal and audit) was $17,200 for the three months ended June 30, 2008, a decrease of $14,744 or 46% from $31,944 for the three months ended June 30, 2007.This decrease is due primarily due to less legal expense incurred. Travel and entertainment expense was $5,772 for the three months ended June 30, 2008, a decrease of $5,821 or 50% from $11,593 for the three months ended June 30, 2007. The decrease was due to cost cutting initiatives. Settlement expense was $0 for the three months ended June 30, 2008, a decrease of $37,404, or 100% from $37,404 for the three months ended June 30, 2007. The decrease in settlement expense was due to the Company resolving a dispute with a customer in 2007. All other expenses were $115,831 for the three months ended June 30, 2008, a decrease of $19,046 or 14% from $134,877 for the three months ended June 30, 2007.

Selling, general and administrative (“SG&A”) expenses for the nine months ended June 30, 2008 were $753,297, representing a decrease of $225,982 or 23% from SG&A expenses of $979,279 for the nine months ended June 30, 2007.Employment expense was $370,921 for the nine months ended June 30, 2008, a decrease of $61,261, or 14%, from $432,182 for the nine months ended June 30, 2007. This decrease is due primarily to staff reductions and pay cuts by management and decreased costs of employee benefits as cost cutting initiatives. Professional expenses (legal and audit) was $39,414 for the nine months ended June 30, 2008, a decrease of $68,480 or 63% from $107,894 for the nine months ended June 30, 2007.The decrease in professional fees involved a credit from a law firm for previous fees billed. Repairs and Maintenance expense was $5,587 for the nine months ended June 30, 2008, a decrease of $24,654 or 82% from $30,241 for the nine months ended June 30, 2007. The decrease is due to additional costs for CAM on the Company’s three leases and charges associated with a clean up project in 2007. Settlement expense was $0 for the nine months ended June 30, 2008, a decrease of $37,404, or 100% from $37,404 for the nine months ended June 30, 2007. The decrease in settlement expense was due to the Company resolving a dispute with a customer in 2007. Rent expense was $102,205 for the nine months ended June 30, 2008, an increase of $20,491 or 25% from $81,714 for the nine months ended June 30, 2007. The increase is due to the Company cancelled two of its leases and wrote off the security deposits associated with them as a condition of the cancellation with the landlord. All other expenses were $235,170 for the nine months ended June 30, 2008, a decrease of $54,674 or 19% from $289,844 for the nine months ended June 30, 2007.

Depreciation and amortization expense was $23,092 for the three months ended June 30, 2008, a decrease of $649 or 3% from $23,741 for the three months ended June 30, 2007.

Depreciation and amortization expense was $70,162 for the nine months ended June 30, 2008, a decrease of $4,201 or 6% from $74,363 for the nine months ended June 30, 2007.

Net interest (expense) was ($19,322) for the three months ended June 30, 2008 an increase of 3,218 or 20% compared to net interest (expense) of ($16,104) for the three months ended June 30, 2007. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

Net interest (expense) was ($62,729) for the nine months ended June 30, 2008 an increase of 22,672 or 57% compared to net interest (expense) of ($40,057) for the nine months ended June 30, 2007. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount.

Minority interest in net loss for the three months ended June 30, 2008 was $6,082 compared to $4,541 the three months ended June 30, 2007. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

Minority interest in net loss for the nine months ended June 30, 2008 was $15,656 compared to $16,139 for the nine months ended June 30, 2007. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

The Company had a net loss of $201,389 for the three months ended June 30, 2008, representing a decrease of $17,279 or 8% from the net loss of $218,668 for the three months ended June 30, 2007, primarily as a result of the factors discussed above.

The Company had a net loss of $428,568 for the nine months ended June 30, 2008, representing a decrease of $177,055 or 29% from the net loss of $605,623 for the nine months ended June 30, 2007, primarily as a result of the factors discussed above.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) , of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

10.29	Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (19)

10.30	Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 100,000 units paid in cash.(19)

10.31	Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (19)

10.32	Subscription Agreement dated October 30, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 400,000 units.(20)

10.33	Common stock Purchase Warrant dated January 23, 2008 in favor of Ronald J. Saul and Antonette G. Saul, jointly (21)

10.34	Subscription Agreement dated January 23, 2008 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 200,000 units.(21)

10.35	Common stock Purchase Warrant dated January 23, 2008 in favor of Richard Banakus (21)

10.36	Subscription Agreement dated January 23, 2008 between Hydron Technologies, Inc. and Richard Banakus,for the purchase of 200,000 units.(21)

10.37	Common stock Purchase Warrant dated October 30, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (20)

10.38	Promissory note Dated April 9, 2008 between Hydron Technologies, Inc. and Richard Banakus for the principal amount of forty thousand dollars ($40,000). (22)

10.39	Subscription Agreement dated April 9, 2008 between Hydron Technologies, Inc. and Richard Banakus for the purchase of 1 unit. (22)

10.40	Common stock Purchase Warrant dated April 9, 2008 in favor of Richard Banakus (22)

10.41	OTCC Delinquency Notification dated May 21, 2008. (23)

10.42	Promissory note Dated June 6, 2008 between Hydron Technologies, Inc. and Hydron Royalty Partners Ltd, LLLP for the principal amount of forty thousand dollars ($40,000) (24).

16.	Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.2	Consent of Independent Registered Public Accounting Firm - Sherb & Co. LLP

31.1	Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1

Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.	Press Release dated July 6, 2005 incorporated by reference to Form 8-K filed on July 8, 2005.

(1)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1985.

(2)	Incorporated by reference to the Company’s report on Form S-3 filed February 11, 2004.

(3)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1987.

(4)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1988.

(5)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1993.

(6)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1986.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the year ended December 31, 1996.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement for the year ended December 31, 2003.

(9)	Incorporated by reference to Form 8-K filed June 20, 2005

(10)	Incorporated by reference to Form 8-K filed July 8, 2005

(11)	Incorporated by reference to Form 8-K filed November 2, 2005

(12)	Incorporated by reference to Form 8-K filed December 5, 2006

(13)	Incorporated by reference to Form 8-K filed February 7, 2007

(14)	Incorporated by reference to Form 8-K filed March 21, 2007

(15)	Incorporated by reference to Form 8-K filed May 20, 2007

(16)	Incorporated by reference to Form 8-K filed July 18, 2007

(17)	Incorporated by reference to Form 8-K filed August 14, 2007

(18)	Incorporated by reference to Form 8-K filed September 20, 2007

(19)	Incorporated by reference to Form 8-K filed October 3, 2007

(20)	Incorporated by reference to Form 8-K filed October 30, 2007

(21)	Incorporated by reference to Form 8-K filed January 23, 2008

(22)	Incorporated by reference to Form 8-K filed April 15, 2008

(23)	Incorporated by reference to Form 8-K filed May 3, 2008

(24)	Incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDRON TECHNOLOGIES, INC.

/s/: David Pollock

David Pollock

Chief Executive Officer

Principal Financial and Accounting Officer

Dated: July 28, 2008