Form 10KSB
period 2008-09-30
HYDRON TECHNOLOGIES INC
filed 2009-01-12
CIK 28146

FORM 10-KSB
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file Number 000-06333

HYDRON TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1574215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 34th Street North, Suite F, St. Petersburg, FL 33714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 342-5050

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.☐

          Indicate by check mark whether the registrant is a shell company accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

          The issuer’s revenues for the fiscal year ended September 30, 2008 was $1,086,298

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was $232,887 based upon the closing price of $0.02 on September 30, 2008.

          Number of shares of Common Stock outstanding as of December 30, 2008:19,621,176.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

Item 1.	Description of Business

Introduction

Hydron Technologies, Inc. (“the Company”), a New York corporation organized on January 30, 1948, maintains its principal office at 4400 34th Street North, Suite F, St. Petersburg, FL 33714 and its telephone number is (727) 342-5050.

Through September 30, 2008, Hydron Technologies, Inc. a New York Corporation (the “Company”) marketed a broad range of cosmetic and oral health care products, many using a moisture-attracting ingredient (the “Hydron® polymer”) and a topical delivery system for active ingredients including pharmaceuticals. The Company holds U.S. and international patents on, what management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company also developed other personal care/cosmetic products for consumers using its patented technology.

The Company has also developed a super-oxygenation technology for which it was granted a patent in November 2003. This patent covers the process of applying a liquid, containing pure oxygen micro-bubbles to the surface of the skin such that the oxygen penetrates the skin and oxygenates the underlying tissue. On January 10, 2005, the Company attended a Pre-Investigational Device Exemption meeting with the FDA in the belief that a clear pathway for safety and clinical research requirements could be determined at that time; however, a defined methodology could not be agreed upon. As a result of that meeting, and in consideration of the Company’s limited working capital, management decided to refocus its efforts on non-medical technologies. The Company continues to believe that its tissue oxygenation technology has significant potential.

On November 11, 2008, the Company entered into certain agreements with Brand Builders International, LLC, a Delaware limited liability company (“Harezi”) effective October 1, 2008, relating to a joint venture between the Company and Harezi to be formed as Brand Builders Rx, LLC, a Delaware limited liability company (the “Joint Venture”). The Joint Venture was formed for the purpose of designing, marketing, selling, and managing certain technologies and products including, but not limited to, those contributed by the Company.

Brand Builders International was founded by Ilonka Harezi, the driving force behind Teslar Technology and the Philip Stein Teslar watches. The new Joint Venture, will combine the expertise of the two entities for the re-positioning and re-launching of the Hydron named brands, utilizing the marketing and distribution expertise of Ilonka Harezi, her success with the Teslar brand and her Brand Builders International team.

During the past several years the Company has attempted to expand its sales through various marketing efforts. The Company was unable to finance these marketing initiatives from internally generated cash flow alone and when required, raised the needed capital through a number of private placements in its effort to remain solvent. Over the past year, the negative cash position became critical and the Company’s Board of Directors weighed a wide variety of alternatives, including bankruptcy, assignment for the benefit of creditors, the selling of assets and/or potential mergers with other parties. Only the merger option was deemed to provide any potential benefit to existing shareholders.

The Company began discussions with Ilonka Harezi and one other interested prospective investor during the first calendar quarter of 2008. Because of the limited financial resources of the Company, the Company was unable to engage an outside placement agent and instead relied on leads obtained from the officers and directors of the Company. These discussions failed because, at that time the Company’s balance sheet and substantially negative cash flow were significant liabilities that offset the potential value the Company would contribute to a merger. A subsequent discussion with another potential merger partner failed for similar reasons.

As conditions deteriorated, the Company was faced with the possibility of immediate bankruptcy, which would have effectively eliminated all shareholder equity. The Company’s Board of Directors sought ways to quickly and decisively protect shareholder value. Talks were reopened with Ms. Harezi and initial terms to create a 50/50% LLC were agreed upon in principle.

Under the terms of the proposed Agreement, the Company would contribute cash and substantially all of its operating assets, in addition it would license its patented technologies to the Joint Venture. Harezi would contribute cash, on-going financing, and a new headquarters and provide sales and marketing expertise, including public relations, the filming of television commercials, production of print media and the building of a sales force in the United States and internationally. The proposed Agreement was contingent upon the Company eliminating all debt and being current on its payables.

Faced with the necessity to raise the money required to meet the terms of the Joint Venture Agreement and to fund the Company’s anticipated expenses until the Joint Venture is expected to deliver results, the Board concluded that the best available option for the Company was to raise the funds by soliciting interest in the Company’s only other salable asset, the potential value of the cross-royalty arrangement with Valera Pharmaceuticals, Inc. (“Valera”), which is held indirectly by the Company through its interest in Hydron Royalty Partners, Ltd., LLLP, a Florida limited partnership (the “Partnership”). Based on the Company’s balance sheet, debt position, and the results of other options explored to date, the Company determined that no other available option would raise the necessary funds in the timeframe necessary to complete the Joint Venture.

On July 2, by Unanimous Written Consent, the Board of Directors authorized an amendment to its Certificate of Incorporation (the Certificate) to designated the terms of a Series A Preferred Shares offering from authorized undesignated share of Preferred Stock as allowed by its Certificate and New York law. On July 30, the Company closed on a $1.3 million private placement of Series A Preferred Shares which was raised primarily through existing accredited Hydron common shareholders.

Following the closing of the Series A Preferred Shares offering, funds received by the Company relating to any royalties derived by the Partnership from the Valera Agreement will be paid as dividends to the extent legally available to holders of the Series A Preferred Shares, subject to the terms of the Series A Preferred Shares and New York law. Holders of the Series A Preferred Shares are not entitled to receive dividends or other distributions, other than the stated value of their shares, derived from any other revenues of the Company, including distributions, if any, made to the Company by the Joint Venture.

Patented Technology

The Company believes that technology and patent protection are essential to providing a sound foundation for a new product. In January 2006, the Company was granted U.S. Patent Number 6,984,391 for its Compositions and Method for Delivery of Skin Cosmeceuticals that covers the Company’s unique self-adjusting pH emulsion system which the Company believes is a significant breakthrough in skin care. It is evident in recent skin research that the pH range of the skin is essential in contributing to the skin’s natural healing process and the enzyme production responsible for rebuilding fully mature and health skin cells. The benefits provided by this pH self-adjusting system provides clinically proven benefits over competitive products

The Company was granted a U.S. patent on its super-oxygenation technology in November 2003. This patent covers the process of applying a liquid, containing pure oxygen micro-bubbles to the surface of the skin such that the oxygen penetrates the skin and oxygenates the underlying tissue. The Company has applied for international patents on this technology in approximately 29 countries, which are in various stages of review as of September 30, 2008.

The Company was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. These patents expired on November 28, 2006 and August 13, 2008, respectively. During 1999 the Company was granted U.S. Patent No. 5,879,684 for its “Line Smoothing Complex” formula. This product has been clinically shown to reduce fine lines and wrinkles. The patent has an expiration date of April 11, 2017. In addition, the Company has registered several trademarks relating to its cosmetic products.

The Company has also received patent protection for its emulsification process in several countries to facilitate distribution and sale of these products outside of the United States. The Hydron polymer, utilized in cosmetic emulsions, creates a thin moisture-attracting film that is non-greasy; is not dissolved by sebaceous oils or perspiration; does not emulsify the skin’s natural oils and humectants; and allows the skin to breathe. The film is insoluble in water and resistant to rub-off, but can easily be removed with cleanser and water.

Agreement with Valera Pharmaceuticals (“Valera”)

Pursuant to an agreement dated June 25, 1976, the Company, then known as Dento-Med Industries, Inc., entered into an agreement (the “Original Agreement”) with The National Patent Development Corporation (now known as GP Strategies) relating to certain products composed wholly or partly of the Hydron™ polymer (the “Polymer”). The Original Agreement has been amended in several significant respects by an agreement dated November 30, 1989 that amends and restates the Original Agreement (the “Current Agreement;” and, as so amended and restated, the “Hydron Agreement”). In June 2000, GP Strategies decided to reorganize and in connection with this reorganization contributed the Hydron Agreement to its subsidiary, Hydro Med Sciences, Inc., now known as Valera, as part of a spin-off of its drug delivery system business. In April 2007, Valera was acquired by Indevus Pharmaceuticals, Inc. (“Indevus”).

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

In August 2004, the Company contributed its rights under the Hydron Agreement the Partnership pursuant to the terms of a Capital Contribution and License Agreement (the “Contribution Agreement”). Under the Contribution Agreement, in consideration of the contribution of its rights under the Hydron Agreement, the Company received a 50.001% interest in the Partnership; and the Partnership agreed to (i) pay the Company’s then outstanding royalty payment obligations to Valera under the Hydron Agreement and future royalty obligations payable to Valera up to an aggregate of $300,000, and (ii) license back to the Company all rights granted to the Company under the Hydron Agreement on an exclusive world-wide royalty free basis with the right to grant sublicenses there under, and to manufacture, sell or distribute any product permitted to be manufactured, sold or distributed by the Company under the Hydron Agreement.

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

Under the Valera Agreement an aggregate of $5,069 and $12,275 was accrued and unpaid as of September 30, 2008 and 2007, respectively. For the twelve month periods ended September 30, 2008 and 2007, the Company recorded royalty expenses of $13,785 and $5,168, respectively. While the Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments to date, according to the Indevus website, certain Hydron implant milestones are noteworthy:

•

Indevus currently markets two (2) once-yearly Hydron Implants. Both products, one addressing prostate cancer and the other addressing central precocious puberty, were specifically excluded from the cross-royalty agreement. To date, to the extent of the Company’s belief, these implants are providing appropriate dosing for the life of the implant.

•

On November 28, 2007, Indevus reported positive results from a Phase II Octreotide Implant trial, along with their expectation that a Phase III trial will begin in the first half of 2008. If ultimately successful in bringing the Octreotide implant to market, this implant is likely to be the first product subject to the cross-royalty arrangement.

•	On September 30, 2008, Indevus announced the initiation of a Phase III clinical trial of the Octreotide Implant for Acromegaly

Limited Liability Partnership

In August 2004, The Company established the partnership, to fund the then existing royalty obligations in consideration for the right to receive future royalty receipts from Valera. Hydron Technologies, Inc., the general partner, assigned its rights in the Valera Agreement to the Partnership. The Partnership assumed the existing liability for prior period royalties ($127,984) and will annually pay the first $30,000 of any future royalties due to Valera in return for the right to receive any future royalties that may be due from Valera on their new products. The Company, as general partner, holds 50.001% of the partnership interests, and the limited partnership interests represent in the aggregate the remaining 49.999%.

As discussed above in the “Introduction” of this Item 1, under the terms of the Series A Preferred Shares, holders of Series A Preferred Shares will receive dividends from funds received from the Partnership relating to any royalties received from Valera to the extent legally available.

Inventory

Effective with the Joint Venture Agreement, the Company contributed its existing inventory to the Joint Venture.

Government Regulation

The Company’s oxygenation process uses pure oxygen, which is a natural substance and is not controlled. However, the containers, devices used, and the handling of oxygen require the Food and Drug Administration’s approval (FDA). The Company complies with the Federal Food, Drug and Cosmetic Act (“FDC Act”) and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act (“FPL Act”), and the regulations there under. Many products and applications that are derived from Hydron’s oxygenation technology will be considered medical in nature and FDA approval will be required for this area. New skin care products and most of the Company’s existing products are “cosmetics” as that term is defined under the FDC Act. Some of the Company’s products (i.e. its topical analgesic and products that contain a sunscreen or Triclosan) are also classified as over-the-counter drugs.

Additional regulatory requirements for existing products include certain labeling requirements, registration of the manufacturer and semi-annual update of the drug list. Management believes that it is in compliance with these requirements and that it faces no material costs associated with such compliance.

Competition

The skin care business is characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have significant influence on customers’ choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions also have a significant impact on consumer buying decisions. The Company competes against a number of marketers of skin care products, many of which have substantially greater resources than the Company.

Seasonality

The Company’s results of operations are not subject to seasonal fluctuations.

Employees

Throughout fiscal 2008, the Company satisfied its human resource needs utilizing an outsourcing firm that provided all administrative services relating to payroll, personnel and employee benefits. Management continued to hire, fire, set pay rates and supervised its staff. This arrangement enabled the Company to reduce its administrative and benefits costs relating to employees. The Company, as of September 30, 2008, had twenty two full time positions. Effective with the formation of the JV, the Company will no longer require employees, decisions affecting it affairs will be managed by its Board of Directors.

Item 2.	Description of Properties

Through September 30, 2008, the Company leased office space at 4400 34th Street North, Suite F under a lease on a month to month basis in St. Petersburg, Florida. The lease on this office space (7,000 square feet) required a monthly rent of approximately $3,550, including taxes and common area expenses.

Item 3.	Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “HTEC.OB.” The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal 2007
October 1, 2006 - December 31, 2006	$.30	$.10
January 1, 2007 - March 31, 2007	$.20	$.17
April 1, 2007 - June 30, 2007	$.29	$.17
July 1, 2007 - September 30, 2007	$.22	$.12

Fiscal 2008
October 1, 2007 - December 31, 2007	$.19	$.07
January 1, 2008 - March 31, 2008	$.30	$.07
April 1, 2008 - June 30, 2008	$.20	$.04
June 1, 2008 - September 30, 2008	$.15	$.02

As of September 30, 2008, there were approximately 1,027 shareholders of record of the Company’s Common Stock.

Dividends and Dividend Policy

The Company does not contemplate paying dividends in the near-term. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company’s earnings and financial condition.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of September 30, 2008.

Equity Compensation Plan Information

The following table summarizes share information about the Company’s equity compensation plans, including the company’s Stock Option Plan (“the Plan”) and non-plan equity compensation agreements as of September 30, 2008:

Equity compensation plans approved by security holders	1,151,500	$0.33	(1)
Equity compensation plans not approved by security holders	37,000	$0.43	(1)

Total	1,188,500	$0.33

(1)

The 2003 Stock Plan was approved at the November 15, 2004 shareholders’ meeting. The aggregate number of shares that may be issued under the Plan cannot exceed 15% of the total outstanding shares. As of September 30, 2008, the number of Securities for future issuance under the 2003 Stock Plan was 1,891,676 and 159,100 for all previous plans.

Equity Compensation Plans Approved by Shareholders

On November 19, 2003, the Board approved, subject to shareholder approval, the 2003 Stock Plan (the “2003 Plan”). The shareholders approved this plan on November 15, 2004. The 2003 Plan permits the grant of nonqualified and incentive stock options, as well as restricted stock purchases. The form of the equity is left up to the discretion of the committee of the Board (or the Board, if no committee) at the time of each grant. This 2003 Plan is designed to consolidate and replace two Stock Option Plans, which have expired; the 1993 Stock Option Plan and the 1997 Non-Employee Director Stock Option Plan. The purpose of the 2003 Plan is to assist the Company in attracting, retaining, and motivating key employees, officers, directors, and consultants by offering selected individuals an opportunity to acquire a proprietary interest in the success of the Company.

The Board of Directors had approved the issuance of 943,500 options in prior periods subject to the adoption of a new stock plan at the November 15, 2004 shareholders’ meeting. All of these options have been reflected as being granted in 2004.

Options to purchase 65,000 shares were granted to employees during the year ended September 30, 2008.

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

Equity Compensation Plans Not Approved by Shareholders

The Company has agreements with several consultants who provide financial, business, and technical advice to the Company in connection with the research, development, marketing and promotion of its products and other matters. As part of their compensation, these consultants were granted warrants and nonqualified stock options to purchase shares of the Company’s common stock at prices representing the fair market value of the shares at the date of grant.

Recent Sales of Unregistered Securities

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

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman, interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

On July 30, 2008, the Company closed on a private offering of thirteen thousand (13,000) of its Series A Preferred Shares. The Company received aggregate gross proceeds of One Million Three Hundred Thousand Dollars ($1,300,000) from the sale of the Series A Preferred Shares in the offering. After issuance of the Series A Preferred Shares sold in the offering, the Company has a total of 13,000 Series A Preferred Shares outstanding.

Among the individuals who purchased Series A Preferred Shares in the Offering are (i) Richard Banakus, the Chairman, interim President and a director of the Company, who purchased 5,270 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Banakus in the original principal amounts of $50,000 and $40,000 and the payment of $437,000 in cash; (ii) Ronald J. Saul, a director of the Company who together with his spouse purchased 1,500 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Saul and his spouse in the original principal amounts of $100,000 and $50,000; and (iii) Karen Gray, a director of the Company who purchased 100 shares pursuant to a subscription agreement providing for payment of $10,000 in cash.

Item 6.	Management’s Discussions and Analysis of Financial Condition and Results of Operations

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

In August 2004, Hydron, as general partner, formed the Partnership for the purpose of funding existing royalty obligations and a portion of future royalty obligations in consideration of sharing future royalty income that may arise from Hydron’s agreement with Valera. The Partnership completed a non-brokered private placement of Limited Partnership Interest to ten accredited investors including Hydron’s Chairman, Richard Banakus and a Hydron Director, Ronald J. Saul. Each limited partner invested $30,000 or an aggregate of $300,000 for a 49.999% interest in the Partnership. The establishment of the Partnership allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity.

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

On November 11, 2008, the Company entered into certain agreements with Brand Builders International, LLC, a Delaware limited liability company (“Harezi”) effective October 1, 2008, relating to a joint venture between the Company and Harezi to be formed as Brand Builders Rx, LLC, a Delaware limited liability company (the “Joint Venture”). The Joint Venture was formed for the purpose of designing, marketing, selling, and managing certain technologies and products including, but not limited to, those contributed by the Company.

Results of Operations - 2008 versus 2007

Total net sales for the fiscal year ended September 30, 2008 were $1,086,298, a decrease of $93,141 or 8% from net sales of $1,179,439 for the fiscal year ended September 30, 2007. Catalog Sales net sales for the fiscal year ended September 30, 2008 were $502,277, a decrease of $38,096 or 7% from sales of the fiscal year ended September 30, 2007 of $540,373. Private Label and Contract Manufacturing net sales for fiscal year ended September 30, 2008 were $508,096, a decrease of $69,378 or 12% from sales the fiscal year ended September 30, 2007 of $577,474. Shipping and handling revenues for the fiscal year ended September 30, 2008 were $64,250, an increase of $2,658 or 5% from shipping and handling revenues for the fiscal year ended September 30, 2007 of $61,592.

The decrease in catalog sales was the result of the attrition of the Company’s customer base without marketing spending to replace those customers. Private Label Manufacturing sales decreased due to the timing of shipments to contact manufacturing customers.

For the fiscal year ended September 30, 2008 cost of sales was $576,269, an increase of $70,749 or 14% from cost of sales of $505,520 for the fiscal year ended September 30, 2007. Cost of sales was 53% of total net sales for the fiscal year ended September 30, 2008, compared to 43% for the fiscal year ended September 30, 2007. Shipping and handling costs for the fiscal year ended September 30, 2008 were $93,801, an increase of $29,234 or 46% from shipping and handling costs of $64,567 for the fiscal year ended September 30, 2007. This increase reflects the increase in postage rates and a refund from a shipper in 2007 for prior disputed amounts

The Company’s overall gross profit margin decreased to 47% of net sales for the fiscal year ended September 30, 2008 versus 58% for the fiscal year ended September 30, 2007.

For the fiscal year ended September 30, 2008 and 2007, the Company recorded royalty expenses of $10,770 and $5,168, respectively. An aggregate of $5,069 was accrued and unpaid as of September 30, 2008. This amount is adequate to cover any royalties that are payable through September 30, 2008.

Research and development (“R&D”) expenses reflect the Company’s efforts to identify new product opportunities, obtain regulatory approval, develop and package the products for commercial sale, perform appropriate efficacy and safety tests, and conduct consumer panel studies and focus groups. R&D expenses were $2,161 for the fiscal year ended September 30, 2008, a decrease of $1,993 or 48% from R&D expenses of $4,154 for the fiscal year ended September 30, 2007. The amount of annual R&D expenses will vary year to year depending on the Company’s research requirements.

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended September 30, 2008 were $1,060,740, representing a decrease of $201,652 or 16% from SG&A expenses of $1,262,392 for the fiscal year ended September 30, 2007. Employment expense was $483,577 for the fiscal year ended September 30, 2008, a decrease of $57,440, or 11%, from $541,017 for the fiscal year ended September 30, 2007. This decrease is due primarily to staff reductions and pay cuts by management as cost cutting initiatives. Rent expense was $109,188 for the fiscal year ended September 30, 2008, a decrease of $9,024, or 8% from $118,212 for the fiscal year ended September 30, 2007. The decrease in rent is due primarily to the Company being relieved as of July 31, 2008 of its lease commitment for space occupied in Unit E by the landlord. Professional expenses (legal and audit) was $108,234 for the fiscal year ended September 30, 2008, a decrease of $124,713 or 54% from $232,947 for the fiscal year ended September 30, 2007. This decrease is due primarily due to less legal expense incurred. Settlement expense was $0 for the fiscal year ended September 30, 2008, a decrease of $38,404, or 100% from $38,404 for the fiscal year ended September 30, 2007. The decrease in settlement expense was due to the Company resolving a dispute with a customer in 2007. All other expenses were $359,741 for the fiscal year ended September 30, 2008, an increase of $27,929 or 8% from $331,812 for the fiscal year ended September 30, 2007.

Depreciation and amortization expense for the fiscal year ended September 30, 2008 was $92,047, a decrease of $7,133 or 8% from $99,180 for the fiscal year ended September 30, 2007.

Net interest (expense) was ($65,656) for the fiscal year ended September 30, 2008 compared to net interest (expense) of ($69,096) for the fiscal year September 30, 2007. The decrease in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount

Minority interest in net loss for the fiscal year September 30, 2008 was $22,153 compared to $20,952 for the fiscal year ended September 30, 2007. This minority interest is created from the Partnership, a consolidated limited liability partnership, established by the Company in August 2004 (see Limited Liability Partnership, Item 1. Business).

The Company had a net loss of $699,192 for the fiscal year ended September 30, 2008, representing a decrease of $45,927 or 7% from the net loss of $745,119 for the fiscal year ended September 30, 2007, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

As a consequence of its participation in the Joint Venture, the Company’s need for cash is no longer tied to funding the working capital and other capital requirement of an operating business. Other than the obligation to pay dividends on the Series A Preferred Shares to the extent of distributions received from the Partnership from funds legally available, the Company will only have certain administrative costs, including legal and accounting costs relating to the preparation and filing of periodic reports with the Securities and Exchange Commission. As a result, the Company believes that its current capital balances will be sufficient to meet its working capital needs for at least the next two years. Additionally, while the Company has retained certain liabilities, it has retained sufficient cash to meet them should they become payable and due.

The Company’s working capital was approximately $522,000 at September 30, 2008, including cash and cash equivalents of approximately $439,000. Cash used by operating activities was $809,742 and cash used in investing activities was $42,185 during the year ended September 30, 2008. This was offset by proceeds from financing activities of $1,290,927.

Hydron Continuing Operations

The Company’s continuing operations include:

1.	Its 50% investment in the Joint Venture

2.	Its ownership and licensing of its patented intellectual property

3.	Its majority ownership of the Partnership

Investment in Brand Builders Rx, LLC, a Delaware limited liability company (the “Joint Venture”)

The Company owns a 50% interest in the Joint Venture and under the terms of the Joint Venture Agreement, will share in 50% of the Joint Venturer net profits if earned. The Company’s risk is limited to its original investment.

Licensing of the Company’s Patented Intellectual Property

The Company continues to own its patented intellectual property (“IP”) but has licensed its use according to the terms agreed to in the Joint Venture Agreement. With the exception of the super-oxygenation technology the licensing is royalty free to the Joint Venture. The Joint Venture is however responsible to the Company for any royalties required to be paid by Hydron under the Valera Agreement.

Majority ownership of Hydron Royalty Partners Ltd., LLLP (the “Partnership”)

The Company will continue to serve as General Partner and own the majority ownership percentage of the Partnership.

Liquidity

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

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman, interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

The Company used the proceeds of the Offering to pay current obligations of the Company, including payments made to its landlord for outstanding rent.

On April 9, 2008, the Company borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

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

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008.

On July 30, 2008, the Company, closed on a private offering (the “Offering”) of thirteen thousand (13,000) of its Series A Preferred Shares. The Company received aggregate gross proceeds of One Million Three Hundred Thousand Dollars ($1,300,000) from the sale of the Series A Preferred Shares in the Offering. After issuance of the Series A Preferred Shares sold in the Offering, the Company has a total of 13,000 Series A Preferred Shares outstanding.

Among the individuals who purchased Series A Preferred Shares in the Offering are (i) Richard Banakus, the Chairman, interim President and a director of the Company, who purchased 5,270 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Banakus in the original principal amounts of $50,000 and $40,000 and the payment of $437,000 in cash; (ii) Ronald J. Saul, a director of the Company who together with his spouse purchased 1,500 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Saul and his spouse in the original principal amounts of $100,000 and $50,000; and (iii) Karen Gray, a director of the Company who purchased 100 shares pursuant to a subscription agreement providing for payment of $10,000 in cash.

Operating activities

Net cash used for continuing operating activities for fiscal 2008 was $809,742 as compared to $603,938 for fiscal 2007. Non-cash items totaling $554,217 contributing to the net cash used in continuing operating activities for fiscal 2008 include

•	an adjustment of $699,192 to reconcile our net loss to net cash used in operating activities,

•	$21,156 representing the fair value of options and shares issued to our executive officers and directors, and employees,

•	$4,200 representing the value of the stock purchase warrants to certain note holders,

•	$36,824 of deferred financing costs,

•	$4,583 representing fair value of stock issued in payment for interest expense on notes payable,

•	$92,047 of depreciation and amortization, and

•	$8,318 of bad debt expense.

Investing activities

Net cash used in investing activities for fiscal 2008 was $42,185, which reflects purchases of fixed assets, as compared to $2,150 for fiscal 2007 for the purchase of fixed assets.

Financing activities

Net cash provided by financing activities was $1,290,927 for fiscal 2008 as compared to $596,810 for fiscal 2007. During fiscal 2008 we generated cash from the sale of our securities, the exercise of options and a loan from an executive officer and director which was offset by repayments of notes payable and payments on capital leases; during fiscal 2007 we generated cash from the sale of securities, the exercise of options and a loan from an executive officer and director which was offset by payments on capital leases.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for our c company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the FASB issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We have not yet determined whether we will adopt SFAS 157.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements once adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We have not determined the impact on our financial statements of this accounting standard.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

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

Share Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with our fiscal 2006, we adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Item 7.	Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-17, which appear at the end of this annual report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8a(T).	Controls and Procedures.

Disclosure Controls and Procedures

Our Chairman of the Board and Interim President is responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our of the Board and Interim President who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chairman of the Board and Interim President who also serves as our principal financial and accounting officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

Our management has concluded that, as of September 30, 2008 during our assessment of the design and the effectiveness of internal control over financial reporting as of September 30, 2008, management identified the following material weaknesses:

•	Top management has not developed a clear statement of ethical value and set the standard of conduct for financial reporting;

•	There is no documentation that the board of directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;

•	There are no formal written policies and procedures related to financial reporting;

•	There are no formal documentation that management specified financial reporting objectives to enable the identification of risks, including fraud risks;

•	The Company lacked the resources and personnel to implement proper segregation of duties or other risk mitigation system.

A significant deficiency, is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A material weakness may be a group of significant deficiencies which, when considered together creates the potential for material financial reporting misstatement.

Management believes that certain significant deficiencies it has observed as of September 30, 2008, will no longer translate into material weaknesses, based on its recent joint venture which occurred October 1, 2008.

The Company intends to gradually improve its internal controls over financial reporting to the extent that it can allocate resources to such improvements. It intends to prioritize the design of its internal controls over financial reporting starting with its control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8b.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Control Personsand Corporate Governance; Compliance with Section 16(a) and the Exchange Act.

The following individuals serve as our executive officers and members of our Board of Directors:

Listed below are the directors and executive officers of the Company as of September 30, 2008:

Name	Position
Richard Banakus	Director, Chairman of the Board, Interim President
Karen Gray	Director
Ronald J. Saul	Director
David Pollock	Director, Chief Executive Officer

Business Experience

Richard Banakus, age 62, has served as Chairman, Interim President and a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

Karen Gray, age 50, has served as a director of the Company since December 1997 and was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

Ronald J. Saul, age 61, has served as a director of the company since January 2003. From September 1992 to the present, Mr. Saul has been a financial consultant. From October 1985 through August 1992, Mr. Saul was the Treasurer and Vice President of National Intergroup, a multi company holding company. From November 1970 to September 1985, Mr. Saul held various accounting and financial positions with National Intergroup Inc. and its predecessor company, National Steel Corporation.

David Pollock age 44, has served as a director of the Company and as CEO of the Company from July 1, 2005 to November 11, 2008. On November 11, 2008, David Pollock notified the Company’s board of directors of his decision to resign as the Company’s Chief Executive Officer and as a member of the board of directors in order to avoid any potential conflicts of interest that may occur as a result of Mr. Pollock’s significant role in the Joint Venture. Mr. Pollock was responsible for developing a number of innovative products, including some of the early glycolic and alpha hydroxy acid products, the first mass market Vitamin C line, one of the best selling acne systems in the mass market, plus products for such brands as SkinCeuticals, Bliss, Shaklee, Ted Gibson, Vogue International, DermaFresh, Keri Lotion, California Beauty, Desert Essence and more.

Mr. Pollock’s experience in formulating is augmented by his product marketing background as the former Vice President of Product Development for the Home Shopping Network and his senior management position with the Fuller Brush company. Mr. Pollock has been a keynote speaker at various national conferences, written a number of articles for various consumer and trade publications, been a contributing writer to a text book on delivery systems for chemists, currently serves on the Scientific Advisory Committee for CTFA (Cosmetic Toiletries & Fragrance Association) and has served on the board for FCPMA (Florida Cosmetic Pharmaceutical Manufacturers Association).

There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director and Officer Resignations

Subsequently on November 11, 2008, David Pollock notified the Company’s board of directors of his decision to resign as the Company’s Chief Executive Officer and as a member of the board of directors in order to avoid any potential conflicts of interest that may occur as a result of Mr. Pollock’s significant role in the Joint Venture.

CORPORATE GOVERNANCE

Audit Committee

The Audit Committee is comprised of the entire Board of Directors, as such reviewed and discussed the audited financial statements with management. The audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61 and No. 100 as amended (AICPA, Professional Standards, vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant’s independence.

Based on this review and discussion, the Board of Directors recommended that the audited financial statements be included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2008 and filed and the Securities and Exchange Commission.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company’s audit committee does have a financial expert serving on the audit committee. Ronald Saul is the financial expert serving on the audit committee.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

The Company’s officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) are required under the Act to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the year ended September 30, 2008 all filing requirements applicable to Reporting Persons were not complied with.

CODE OF ETHICS

As of the date of this report, the Company has not adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Although the Company recognizes the desirability of a Code of Ethics, it does not believe that the development of a comprehensive Code is necessary or a desirable use of the Company’s limited financial resources, particularly given the simple administrative structure and limited number of management personnel of the Company. The Company intends to develop and adopt a suitable Code of Ethics when its financial condition and management structure warrants.

Item 10.	Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2008. The information provided for the 2007 period represents the compensation paid during the transition period of the nine months ended September 30, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

Name and Principal Position	Year	Salary	Stock Option Award (1)	All Other Compensation	Total

David Pollock	2008	$118,230	-	-	$118,230
Chief Executive Officer (2)	2007	$79,540	-	-	$79,540

(1)

Based upon the aggregate grant date fair value calculation in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Accounting Standard (“FAS”) No. 123R, Share Based Payments. Our policy and assumptions made in valuation of share-based payments are contained in Note 12 to our September 30, 2008 financial statements.

(2)	Mr. Pollock serves as our principal executive officer and has held such position since July 1, 2005.

Employment Agreements

The Company had an employment agreement with David Pollock; Chief Executive Officer of the Company, The employment agreement expired on June 30, 2008 and provided for an annual salary of $106,000.

Option Grants

During 2008, pursuant to the Company’s 2003 Stock Plan, the Named Executive Officers were granted options to purchase shares of the common stock of the Company exercisable at the fair market value on the date of grant. During 2008, no Named Executive Officer received a grant of options under the 2003 Option plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of September 30, 2008.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Price	Option Expiration Date

David Pollock	-	400,000 (1)	$.281	September 5, 2010

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2008 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2008, as well as any written representation from a reporting person that no Form 5 is required, we are aware that some officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during fiscal 2008, however these forms have subsequently been filed.

Director Compensation

          The following table sets forth compensation paid, earned or accrued for service as a director in our fiscal year ended September 30, 2008.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total

Richard Banakus	$15,492	$1,500	$17,092
Karen Gray	$5,000	$1,500	$6,500
Ronald J. Saul	$5,000	$1,875	$6,875

(1)

Based upon the aggregate grant date fair value calculation in accordance with FAS No. 123R, Share Based Payments. Our policy and assumptions made in valuation of share-based payments are contained in Note 12 to our September 30, 2008 financial statements.

Fees

Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus. Because of his status as Interim President, Mr. Banakus is treated as a non-employee director. The Company does not have a written employment agreement with Mr. Banakus.

Non-employee directors, including for this purpose Mr. Banakus, each receive an annual fee of $5,000 for serving on the Board of Directors. Such fees have not been paid but are accrued quarterly. As of September 30, 2008, unpaid directors’ fees total approximately $138,520.

Option Grants

In addition, pursuant to the terms of the Company’s 2003 Stock Plan, in 2007, the Company granted each director options to purchase 20,000 shares of common stock having an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and awarded additional options for the purchase of 5,000 shares of common stock having an exercise price equal to the fair market value of the Company’s common stock on the date of grant to directors serving on a committee of the Board of Directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At September 30, 2008 we had 19,621,176 shares of common stock issued and outstanding. The following table sets forth information known to us as of September 30, 2008 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

▪	each director;

▪	each named executive officer; and

▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 4400 34th Street North, Suite F, St Petersburg, Florida 33714. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class

Richard Banakus	3,789,300	[1]	18.31%
Karen Gray	124,000	[2]	1.0%
Ronald J. Saul	7,138,536	[6]	31.70%
David Pollock	1,400,000	[3]	6.99%
All directors and executive officers as a group (4 persons)	12,451,836	[9]	51.68%

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

On October 3, 2007, the Company, closed on a private offering (the “Offering”) of 1,400,000 units (“Units”), Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 300,000 Units pursuant to two separate subscription agreements.

1 Consists of 2,714,300 shares held directly and 1,075,000 shares issuable upon exercise of options and warrants.
2 Consists of 24,000 shares held directly and 100,000 shares issuable upon exercise of options.
6 Consists of 4,238,536 shares held directly and 2,900,000 shares issuable upon exercise of options.
7 Consists of 1,000,000 shares held directly and 400,000 shares issuable upon exercise of options and warrants.
9 Consists of 7,976,836 shares held directly and 4,475,000 shares issuable upon exercise of options.

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

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman, interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

On April 9, 2008, the Company borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

On July 30, 2008, the Company, closed on a private offering (the “Offering”) of thirteen thousand (13,000) of its Series A Preferred Shares. The Company received aggregate gross proceeds of One Million Three Hundred Thousand Dollars ($1,300,000) from the sale of the Series A Preferred Shares in the Offering. After issuance of the Series A Preferred Shares sold in the Offering, the Company has a total of 13,000 Series A Preferred Shares outstanding.

Among the individuals who purchased Series A Preferred Shares in the Offering are (i) Richard Banakus, the Chairman, interim President and a director of the Company, who purchased 5,270 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Banakus in the original principal amounts of $50,000 and $40,000 and the payment of $437,000 in cash; (ii) Ronald J. Saul, a director of the Company who together with his spouse purchased 1,500 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Saul and his spouse in the original principal amounts of $100,000 and $50,000; and (iii) Karen Gray, a director of the Company who purchased 100 shares pursuant to a subscription agreement providing for payment of $10,000 in cash.

Item 13.	Exhibits

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

3.1	Restated Certificate of Incorporation of Dento-Med Industries, Inc. (“Dento-Med”), as filed with the Secretary of State of New York on March 4, 1981. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of Dento-Med as filed with the Secretary of State of New York on September 7, 1984. (2)

3.3	By-laws of the Company, as amended March 17, 1988. (3)

3.4	Certificate of Change of Dento-Med as filed with the Secretary of State of New York on July 14, 1988. (2)

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988. (4)

3.6	Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993. (5)

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Hydron Technologies, Inc., as filed with the Secretary of State of New York on April 10, 2002. (2)

3.8	Certificate of Amendment of the Certificate of Incorporation dated July 30, 2008, as filed with the Secretary of State of the State of New York. (24)

4.1	Non-Qualified Stock Option Plan. (6)

4.2	Registration Rights Agreement dated July 11, 2002, by and between Hydron Technologies, Inc. and Life International Products, Inc. (2)

4.3	Warrant Agreement dated November 14, 2003 between Hydron Technologies, Inc. and the parties named therein. (2)

5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year. (18)

7.1	Letter of Sherb & Co LLP dated May 25, 2007 addressed to the United States Securities Exchange Commission. (15)

10.1	Subscription Agreement dated November 22, 2002 between Hydron Technologies, Inc. and the subscribers named therein. (2)

10.2	Subscription Agreement dated September 31, 2003 between Hydron Technologies, Inc. and the subscribers named therein. (2)

10.3	Agreement dated July 11, 2002 between Hydron Technologies, Inc. and Life International Products, Inc. (2)

10.4	1997 Nonemployee Director Stock Option Plan. (7)

10.5	Bridge Loan Term Sheet for Interim Loans between Hydron Technologies, Inc and Members of the Board of Directors. (2)

10.6	2003 Stock Plan (8)

10.7	Note dated June 14, 2005 in the principal amount of $50,000 payable to Richard Banakus (9)

10.8	Note dated June 14, 2005 in the principal amount of $50,000 payable to Ronald J. Saul and Antonette G. Saul, jointly (9)

10.9	Note dated June 14, 2005 in the principal amount of $50,000 payable to Regis Synan (9)

10.10	Common Stock Purchase Warrant dated June 14, 2005 in favor of Richard Banakus (9)

10.11	Common Stock Purchase Warrant dated June 14, 2005 in favor of Ronald J. Saul and Antonette G. Saul, jointly (9)

10.12	Common Stock Purchase Warrant dated June 14, 2005 in favor of Regis Synan (9)

10.13	Purchase and Sale Agreement by and among Clinical Results, Inc., David Pollock and Douglas Reitz and Hydron Technologies, Inc., dated July 1, 2005 (10)

10.14	Employment Agreement for David Pollock (10)

10.15	Employment Agreement for Richard Douglas Reitz (10)

10.16	Form of Assignment (11)

10.17	Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Richard Banakus (13)

10.18	Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (13)

10.19	Subscription Agreement dated February 5, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (13)

10.20	Common stock Purchase Warrant dated February 1, 2007 in favor of Richard Banakus (13)

10.21	Common stock Purchase Warrant dated February 1, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (13)

10.22	Common stock Purchase Warrant dated February 5, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (13)

10.23	Subscription Agreement dated March 21, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (14)

10.24	Common stock Purchase Warrant dated March 21, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (14)

10.25	Subscription Agreement dated July 18, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (16)

10.26	Common stock Purchase Warrant dated July 18, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (16)

10.27	Promissory note dated August 14, 2007 in the principal amount of twenty five thousand dollars ($25,000) payable to Ronald J Saul and Antonette G. Saul, jointly. (17)

10.28

Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 200,000 units paid by the cancellation of $25,000 promissory note.(19)

10.29	Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (19)

10.30	Subscription Agreement dated October 3, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 100,000 units paid in cash.(19)

10.31	Common stock Purchase Warrant dated October 3, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (19)

10.32	Subscription Agreement dated October 30, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 400,000 units.(20)

10.33	Common stock Purchase Warrant dated January 23, 2008 in favor of Ronald J. Saul and Antonette G. Saul, jointly (21)

10.34	Subscription Agreement dated January 23, 2008 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 200,000 units.(21)

10.35	Common stock Purchase Warrant dated January 23, 2008 in favor of Richard Banakus (21)

10.36	Subscription Agreement dated January 23, 2008 between Hydron Technologies, Inc. and Richard Banakus, for the purchase of 200,000 units.(21)

10.37	Common stock Purchase Warrant dated October 30, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (20)

10.38	Promissory note Dated April 9, 2008 between Hydron Technologies, Inc. and Richard Banakus for the principal amount of forty thousand dollars ($40,000). (22)

10.39	Subscription Agreement dated April 9, 2008 between Hydron Technologies, Inc. and Richard Banakus for the purchase of 1 unit. (22)

10.40	Common stock Purchase Warrant dated April 9, 2008 in favor of Richard Banakus (22)

10.41	OTCC Delinquency Notification dated May 21, 2008. (23)

10.42	Promissory note Dated June 6, 2008 between Hydron Technologies, Inc. and Hydron Royalty Partners Ltd, LLLP for the principal amount of forty thousand dollars ($40,000).

10.43

Subscription Agreement between Hydron Technologies and Richard Banakus for the purchase of 5,270 Series A Preferred Shares [paid in cash and cancellation of promissory notes of the Company in the original principal amounts of $50,000 and $40,000]. (24)

10.44

Subscription Agreement between Hydron Technologies and Ronald J. Saul and Antonette G. Saul, jointly for the purchase of 1,500 Series A Preferred Shares [paid in cash and cancellation of promissory notes in the original principal amounts of $100,000 and $50,000]. (24)

10.45	Subscription Agreement dated between Hydron Technologies and Karen Gray for the purchase of 100 Series A Preferred Shares (paid in cash) (24)

10.46	Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Richard Banakus

10.47	Subscription Agreement dated January 31, 2007 between Hydron Technologies and Ronald J. Saul and Antonette G. Saul, jointly

10.48	Subscription Agreement dated February 5, 2007 between Hydron Technologies and Ronald J. Saul and Antonette G. Saul, jointly

10.49	Common Stock Purchase Warrant dated February 1, 2007 in favor of Richard Banakus

10.50	Common Stock Purchase Warrant dated February 1, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly

10.51	Common Stock Purchase Warrant dated February 5, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly

16.	Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.2	Consent of Independent Registered Public Accounting Firm - Sherb & Co. LLP

31.1	Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1

Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.	Press Release dated July 6, 2005 incorporated by reference to Form 8-K filed on July 8, 2005.

(1)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1985.

(2)	Incorporated by reference to the Company’s report on Form S-3 filed February 11, 2004.

(3)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1987.

(4)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1988.

(5)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1993.

(6)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1986.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the year ended December 31, 1996.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement for the year ended December 31, 2003.

(9)	Incorporated by reference to Form 8-K filed June 20, 2005

(10)	Incorporated by reference to Form 8-K filed July 8, 2005

(11)	Incorporated by reference to Form 8-K filed November 2, 2005

(12)	Incorporated by reference to Form 8-K filed December 5, 2006

(13)	Incorporated by reference to Form 8-K filed February 7, 2007

(14)	Incorporated by reference to Form 8-K filed March 21, 2007

(15)	Incorporated by reference to Form 8-K filed May 20, 2007

(16)	Incorporated by reference to Form 8-K filed July 18, 2007

(17)	Incorporated by reference to Form 8-K filed August 14, 2007

(18)	Incorporated by reference to Form 8-K filed September 20, 2007

(19)	Incorporated by reference to Form 8-K filed October 3, 2007

(20)	Incorporated by reference to Form 8-K filed October 30, 2007

(21)	Incorporated by reference to Form 8-K filed January 23, 2008

(22)	Incorporated by reference to Form 8-K filed April 15, 2008

(23)	Incorporated by reference to Form 8-K filed May 3, 2008

(24)	Incorporated by reference to Form 8-K filed August 6, 2008

(25)	Incorporated by reference to Form 8-K filed November 18, 2008

Item 14.	Principal Accountant Fees and Services.

Sherb & Co., LLP served as our independent registered public accounting firm for 2008 and 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007

Audit Fees	$47,500	$42,000
Audit-Related Fees	0	0
Tax Fees	11,000	5,430
All Other Fees	0	0

Total	$58,500	$47,430

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2008 were pre-approved by the entire Board of Directors.

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDRON TECHNOLOGIES, INC.

/s/: Richard Banakus

Richard Banakus
Chairman of the Board, Interim President
Principal Financial and Accounting Officer

Dated: January 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Hydron Technologies, Inc.

          We have audited the accompanying consolidated balance sheets of Hydron Technologies, Inc. as of September 30, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the for the year ended September 30, 2008 and the nine months ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hydron Technologies, Inc. as of September 30, 2008, and the results of their operations and their cash flows for the year ended September 30, 2008 and the nine months ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations in 2008 and 2007. These matters raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter is discussed in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Boca Raton, Florida	Certified Public Accountants
January 12, 2009

HYDRON TECHNOLOGIES, INC.
Consolidated Balance Sheet
September 30, 2008 and 2007

	2008	2007

ASSETS
Current assets
Cash	$439,000	$—
Trade accounts receivable, net	96,896	31,303
Inventories	457,601	342,672
Prepaid expenses and other current assets	19,737	3,054

Total current assets	1,013,234	377,029

Property and equipment, net	108,036	108,707

Deferred product costs, net	93,977	111,538
Intangible assets, net	128,359	159,989
Restricted cash	7,823	68,853
Deposits	5,699	29,652

Total assets	$1,357,128	$855,768

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Overdraft liability	$—	$15,287
Accounts payable	93,718	231,057
Loans payable, net	21,651	243,293
Royalties payable	5,069	12,275
Deferred revenues	65,247	79,961
Accrued liabilities	305,235	297,494
Current portion of obligation under capital leases	—	29,233

Total current liabilities	490,920	908,600

Long term liabilities
Obligation under capital lease payable	—	2,053

Minority interest in consolidated partnership	185,653	207,807

Shareholders’ equity (deficit)
Preferred stock - $.01 par value 5,000,000 shares authorized; no shares issued or outstanding	—	—
Preferred stock Series A - $100 par value 15,000 shares authorized; 13,000 shares, issued or outstanding	1,300,000	—
Common stock - $.01 par value 30,000,000 shares authorized; 19,621,176 (2008) and 17,134,668 (2007) shares, issued and outstanding	196,211	171,346
Additional paid-in capital	22,164,254	21,846,680
Accumulated deficit	(22,972,094)	(22,272,902)
Treasury stock, at cost 10,000 shares	(7,816)	(7,816)

Total Shareholders’ equity (deficit)	680,555	(262,692)

Total liabilities and shareholders’ equity (deficit)	$1,357,128	$855,768

See accompanying notes to consolidated financial statements.

HYDRON TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Twelve Months ended September 30		Nine Months ended September 30
	2008	2007	2007
	(Audited)	(Unaudited)	(Audited)

Net sales	$1,086,298	$1,179,439	$885,911
Cost of sales	576,269	505,520	326,394

Gross profit	510,029	673,919	559,517

Expenses
Royalty expense	10,770	5,168	—
Research and development	2,161	4,154	3,721
Selling, general & administration	1,060,740	1,262,392	963,464
Depreciation & amortization	92,047	99,180	72,017

Total expenses	1,165,718	1,370,894	1,039,202

Operating loss	(655,689)	(696,975)	(479,685)

Interest (expense), net of interest income of $1,560 and $1,320 and $880	(65,656)	(69,096)	(55,303)

Loss before income taxes and minority interest	(721,345)	(766,071)	(534,988)

Income taxes expense	—	—	—
Minority interest in subsidiary	22,153	20,952	13,906

Net loss	$(699,192)	$(745,119)	$(521,082)

Basic and diluted loss per share
Net loss per common share	$(0.04)	$(0.05)	$(0.03)

Weighted average common shares outstanding basic and diluted	19,378,871	15,021,469	15,971,283

See accompanying notes to consolidated financial statements.

HYDRON TECHNOLOGIES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(at cost)	Equity

Balance at December 31, 2006	12,239,736	$122,397	—	$—	$21,276,269	$(21,751,820)	$(7,816)	$(360,970)

Exercise of stock options	625,000	6,250	—	—	60,538	—	—	66,788
Issuance of common shares for payment of interest on loan payable	161,108	1,611	—	—	29,965	—	—	31,576
Warrants issued in connection with loan payable	—	—	—	—	64,443	—	—	64,443
Issuance of common shares for settlement of account payable	58,824	588	—	—	9,412	—	—	10,000
Compensation expense from stock option awards	—	—	—	—	31,553	—	—	31,553
Issuance of common shares for cash	4,050,000	40,500	—	—	374,500	—	—	415,000
Net loss						(521,082)		(521,082)

Balance at September 30, 2007	17,134,668	171,346	—	—	21,846,680	(22,272,902)	(7,816)	(262,692)

Exercise of stock options	62,500	625	—	—	11,875			12,500
Issuance of common shares in lieu of interest on loan payable	24,008	240	—	—	4,343	—	—	4,583
Warrants issued in connection with loan payable	—	—	—	—	4,200	—	—	4,200
Compensation expense from stock option awards	—	—	—	—	21,156	—	—	21,156
Issuance of common shares for private offering	2,200,000	22,000	—	—	253,000	—	—	275,000
Issuance of common shares in conversion of note payable	200,000	2,000	—	—	23,000	—	—	25,000
Issuance of preferred shares for private offering	—	—	10,100	1,010,000	—	—	—	1,010,000
Issuance of preferred shares for conversion of notes payable	—	—	2,900	290,000	—	—	—	290,000
Net loss	—	—	—	—	—	(699,192)	—	(699,192)

Balance at September 30, 2008	19,621,176	$196,211	13,000	$1,300,000	$22,164,254	$(22,972,094)	$(7,816)	$680,555

See accompanying notes to consolidated financial statements.

HYDRON TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Twelve Months ended September 30		Nine Months ended September 30
	2008	2007	2007
	(Audited)	(Unaudited)	(Audited)

OPERATING ACTIVITIES
Net loss	$(699,192)	$(745,119)	$(521,082)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	(22,153)	(20,952)	(13,906)
Depreciation and amortization	92,047	99,180	72,017
Compensation expense from stock option awards	21,156	69,581	31,553
Warrants issued from loans payable	4,200	64,443	64,443
Common stock issued in settlement	—	10,000	10,000
Deferred financing costs	36,824	(30,995)	(34,562)
Common stock issued for interest expense	4,583	31,576	31,576
Bad debt expense	8,318	10,008	10,008
Change in operating assets and liabilities
Restricted cash	61,030	25,003	21,302
Trade accounts receivable	(73,911)	1,342	6,365
Inventories	(114,929)	54,341	(73,419)
Prepaid expenses and other current assets	(16,683)	3,970	1,245
Deposits	23,953	(6,623)	(400)
Accounts payable	(137,340)	(145,990)	(158,170)
Royalties payable	(7,206)	(14,807)	(15,833)
Deferred revenues	(14,714)	(34,187)	(50,071)
Accrued interest	16,534	(3,577)	(10,003)
Accrued liabilities	7,741	28,868	21,361

Net cash used in operating activities	(809,742)	(603,938)	(607,576)

INVESTING ACTIVITIES
Purchase of fixed assets	(42,185)	(2,150)	(2,150)

Net cash used in investing activities	(42,185)	(2,150)	(2,150)

FINANCING ACTIVITIES
Cash overdraft	(15,287)	15,287	15,287
Proceeds from issuance of Common Stock	275,000	415,000	415,000
Proceeds from issuance of Preferred Stock Series A	1,010,000
Proceed from loans payable	40,000	125,000	125,000
Payments on capital leases	(31,286)	(25,265)	(19,289)
Proceeds from exercise of stock options	12,500	66,788	66,788

Net cash provided by financing activities	1,290,927	596,810	602,786

Net increase (decrease) in cash and cash equivalents	439,000	(9,278)	(6,940)

Cash and cash equivalents at beginning of period	—	9,278	6,940

Cash and cash equivalents at end of period	$439,000	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued to pay accrued interest	$4,583	$31,576	$31,576

Warrants issued in connection with private offering	300,000	—	415,000

Equipment received for payment of accounts receivable	$—	$15,500	$15,500

Preferred stock issued for cancellation of notes payable	$290,000	—	—

Common stock issued for cancellation of note payable	$25,000	—	—

Cash paid for interest	$349	—	—

See accompanying notes to consolidated financial statements.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization of Business

Through September 30, 2008, Hydron Technologies, Inc. a New York Corporation (the “Company”) marketed a broad range of cosmetic and oral health care products, many using a moisture-attracting ingredient (the “Hydron® polymer”) and a topical delivery system for active ingredients including pharmaceuticals. The Company holds U.S. and international patents on, what management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company also developed other personal care/cosmetic products for consumers using its patented technology.

The Company has also developed a super-oxygenation technology for which it was granted a patent in November 2003. This patent covers the process of applying a liquid, containing pure oxygen micro-bubbles to the surface of the skin such that the oxygen penetrates the skin and oxygenates the underlying tissue. On January 10, 2005, the Company attended a Pre-Investigational Device Exemption meeting with the FDA in the belief that a clear pathway for safety and clinical research requirements could be determined at that time; however, a defined methodology could not be agreed upon. As a result of that meeting, and in consideration of the Company’s limited working capital, management decided to refocus its efforts on non-medical technologies. The Company continues to believe that its tissue oxygenation technology has significant potential.

On November 11, 2008, the Company entered into certain agreements with Brand Builders International, LLC, a Delaware limited liability company (“Harezi”) effective October 1, 2008, relating to a joint venture between the Company and Harezi to be formed as Brand Builders Rx, LLC, a Delaware limited liability company (the “Joint Venture”). The Joint Venture was formed for the purpose of designing, marketing, selling, and managing certain technologies and products including, but not limited to, those contributed by the Company.

Brand Builders International was founded by Ilonka Harezi, the driving force behind Teslar Technology and the Philip Stein Teslar watches. The new Joint Venture, will combine the expertise of the two entities for the re-positioning and re-launching of the Hydron named brands, utilizing the marketing and distribution expertise of Ilonka Harezi, her success with the Teslar brand and her Brand Builders International team.

During the past several years the Company has attempted to expand its sales through various marketing efforts. The Company was unable to finance these marketing initiatives from internally generated cash flow alone and when required, raised the needed capital through a number of private placements in its effort to remain solvent. Over the past year, the negative cash position became critical and the Company’s Board of Directors weighed a wide variety of alternatives, including bankruptcy, assignment for the benefit of creditors, the selling of assets and/or potential mergers with other parties. Only the merger option was deemed to provide any potential benefit to existing shareholders

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

The Company began discussions with Ilonka Harezi and one other interested prospective investor during the first calendar quarter of 2008. Because of the limited financial resources of the Company, the Company was unable to engage an outside placement agent and instead relied on leads obtained from the officers and directors of the Company. These discussions failed because, at that time the Company’s balance sheet and substantially negative cash flow were significant liabilities that offset the potential value the Company would contribute to a merger. A subsequent discussion with another potential merger partner failed for similar reasons.

As conditions deteriorated, the Company was faced with the possibility of immediate bankruptcy, which would have effectively eliminated all shareholder equity. The Company’s Board of Directors sought ways to quickly and decisively protect shareholder value. Talks were reopened with Ms. Harezi and initial terms to create a 50/50% LLC were agreed upon in principle.

Under the terms of the proposed Agreement, the Company would contribute cash, substantially all of its operating assets and would license its patented technologies to the Joint Venture. Harezi would contribute cash, on-going financing, and a new headquarters and provide sales and marketing expertise, including public relations, the filming of television commercials, production of print media and the building of a sales force in the United States and internationally. The proposed Agreement was contingent upon the Company eliminating all debt and being current on its payables.

Faced with the necessity to raise the money required to meet the terms of the Joint Venture Agreement and to fund the Company’s anticipated expenses until the Joint Venture is expected to deliver results, the Board concluded that the best available option for the Company was to raise the funds by soliciting interest in the Company’s only other salable asset, the potential value of the cross-royalty arrangement with Valera Pharmaceuticals, Inc. (“Valera”), which is held indirectly by the Company through its interest in Hydron Royalty Partners, Ltd., LLLP, a Florida limited partnership (the “Partnership”). Based on the Company’s balance sheet, debt position, and the results of other options explored to date, the Company determined that no other available option would raise the necessary funds in the timeframe necessary to complete the Joint Venture.

On July 2, by Unanimous Written Consent, the Board of Directors authorized an amendment to its Certificate of Incorporation (the Certificate) to designated the terms of a Series A Preferred Shares offering from authorized undesignated share of Preferred Stock as allowed by its Certificate and New York law. On July 30, the Company closed on a $1.3 million private placement of Series A Preferred Shares which was raised primarily through existing accredited Hydron common shareholders.

Following the closing of the Series A Preferred Shares offering, funds received by the Company relating to any royalties derived by the Partnership from the Valera Agreement will be paid as dividends to the extent legally available to holders of the Series A Preferred Shares, subject to the terms of the Series A Preferred Shares and New York law. Holders of the Series A Preferred Shares are not entitled to receive dividends or other distributions, other than the stated value of their shares, derived from any other revenues of the Company, including distributions, if any, made to the Company by the Joint Venture.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

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

Restricted cash

At September 30, 2008, the Company had restricted cash of $7,823, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company’s normal operations.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash. The Company has deposits in excess of the FDIC (Federal Deposit Insurance Corporation) insurance limit. At September 30, 2008, the Company was approximately $336,000 in excess of the $100,000 per bank per company limit. The Company has not experienced any losses on these accounts. During October 2008, the FDIC increased the insured amounts at participating financial institutions to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

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

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the twelve months ended September 30, 2008.

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

Income Taxes

          Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

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

For the twelve month periods ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $21,156 and 69,581 respectively.

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

For the net-loss periods ended September 30, 2008 and 2007, we excluded any effect of the 9,293,500 and 8,386,000 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

Revenue Recognition

          The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists,

•	Shipment has occurred,

•	Price is fixed or determinable, and

•	Collectability is reasonably assured.

Subject to this criteria, the Company recognizes revenue at the time of shipment of the relevant merchandise. The Company offers its individual consumer customers a thirty-day warranty and estimates an allowance for sales returns based on historical experience with product returns. For the Company’s formulation and contract manufacturing business, revenue is recognized when the work is complete, the client approves the formula by written correspondence, and the product is shipped.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

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

Research and Development Costs

Research and development expenditures, consist of costs incurred in performing research and development activities, and are expensed as incurred. For the fiscal years ended September 30, 2008 and 2007, expenses charged to Research and Development were $2,161 and $4,154, respectively.

Advertising

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses.” Advertising expenses amounted to $26,026 and $22,497 for the fiscal years ended September 30, 2008 and 2007, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ deficit.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Change in year end

On September 20, 2007, at a meeting of the Board of Directors (“Board”) of the Company the Board approved a change in the Company’s fiscal year from a fiscal year ending December 31 to a fiscal year ending on September 30. The Company filed a transition report on Form 10-KSB for the nine-month fiscal year ending September 30, 2007.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivables, deposits, accounts payable, and other payables approximates fair value because of their short term maturities

Recent accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for our c company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements once adopted.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the FASB issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We have not yet determined whether we will adopt SFAS 157.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We have not determined the impact on our financial statements of this accounting standard.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Note 2. Inventories

Inventories consisted of the following at September 30, 2008 and 2007:

	2008	2007

Finished goods	$45,532	$103,385
Raw materials and components	704,033	569,680

	749,565	673,065
less: inventory valuation allowance	(291,964)	(330,393)

Inventories, net	$457,601	$342,672

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note 3. Trade Accounts Receivable

Accounts receivable consisted of the following at September 30, 2008 and 2007:

	2008	2007

Accounts receivable	$116,896	$61,303
less: allowance for doubtful accounts	(20,000)	(30,000)

Accounts receivable, net	$96,896	$31,303

The Company’s allowance for doubtful accounts was $20,000 for the fiscal year ended September 30, 2008 and was $30,000 for fiscal year ended September 30, 2007.

Note 4. Property and Equipment

          At September 30, 2008 and 2007, property and equipment consisted of the following:

	2008	2007

Furniture and equipment	$435,253	$393,067
Less accumulated depreciation	(327,217)	(284,360)

	$108,036	$108,707

          Depreciation expense for the fiscal years ended September 30, 2008 and 2007 was $42,856 and $39,648, respectively.

Note 5. Deferred Product Costs

          The Company was granted U.S. Patent No. 4,883,659, dated November 28, 1989, and U.S. Patent No. 5,039,516, dated August 13, 1991, which cover a stable moisturizing emulsion containing an unusual emulsifying agent, as well as the Hydron polymer and a unique combination of ingredients. These patents have expiration dates of November 28, 2006 and August 13, 2008, respectively. During 1999 the Company was granted U.S. Patent No. 5,879,684 for its “Line Smoothing Complex” formula. This product has been clinically shown to reduce fine lines and wrinkles. The patent has an expiration date of April 11, 2017.

          The Company was granted U.S. Patent No. 6,984,391 dated January 10, 2006, which is titled “Compositions and Methods for Delivery of Skin Cosmaceuticals.” This patent covers the Company’s unique self-adjusting pH emulsion system.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

At September 30, 2008 and 2007 deferred product costs consisted of the following:

	2008	2007

Deferred product cost	$351,818	$351,818
less accumulated amortization	(257,841)	(240,280)

	$93,977	$111,538

Amortization expense for the fiscal years ended September 30, 2008 and 2007 was approximately $17,500 and $23,700, respectively.

Estimated future amortization of deferred product costs are as follows:

2009	12,738
2010	9,432
2011	9,064
2012	8,696
2013	8,323
thereafter	45,724

$93,977

Note 6. Acquisition

On July 1, 2005, the Company acquired all the outstanding common stock of Clinical Results, Inc. (CRI). As consideration, the Company issued 2,000,000 shares of common stock (fair value of $260,000). The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition. Intangible assets which are comprised of customer lists, formularies, product developments and employment contract for key employee of $241,311 were recorded in this transaction and are being amortized over 3 to 10 years using the straight line method. At September 30, 2008 and 2007 acquisition costs and accumulated amortization are as follows:

	2008	2007

Intangibles	$241,311	$241,311
less: accumulated amortization	(112,952)	(81,322)

	$128,359	$159,989

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Post-acquisition amortization of the identifiable intangible assets for Amortization for the fiscal years ended September 30, 2008 and 2007 was approximately $31,600 and $35,800, respectively.

Estimated future amortization of the identifiable intangible assets is as follows:

2009	$19,113
2010	$19,113
2011	$19,113
2012	$19,113
2013	$19,113
Thereafter	$32,794

$128,359

Note 7. Royalty Agreements

Pursuant to an agreement dated June 25, 1976, the Company, then known as Dento-Med Industries, Inc., entered into an agreement (the “Original Agreement”) with The National Patent Development Corporation (now known as GP Strategies) relating to certain products composed wholly or partly of the Hydron™ polymer (the “Polymer”). The Original Agreement has been amended in several significant respects by an agreement dated November 30, 1989 that amends and restates the Original Agreement (the “Current Agreement;” and, as so amended and restated, the “Hydron Agreement”). In June 2000, GP Strategies decided to reorganize and in connection with this reorganization contributed the Hydron Agreement to its subsidiary, Hydro Med Sciences, Inc., now known as Valera Pharmaceuticals, Inc. (“Valera”), as part of a spin-off of its drug delivery system business. In April 2007, Valera was acquired by Indevus Pharmaceuticals, Inc. (“Indevus”).

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

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

In August 2004, the Company contributed its rights under the Hydron Agreement to Hydron Royalty Partners Ltd., LLP, a Florida limited liability limited partnership (the “Partnership”) pursuant to the terms of a Capital Contribution and License Agreement (the “Contribution Agreement”). Under the Contribution Agreement, in consideration of the contribution of its rights under the Hydron Agreement, the Company received a 50.001% interest in the Partnership; and the Partnership agreed to (i) pay the Company’s then outstanding royalty payment obligations to Valera under the Hydron Agreement and future royalty obligations payable to Valera up to an aggregate of $300,000, and (ii) license back to the Company all rights granted to the Company under the Hydron Agreement on an exclusive world-wide royalty free basis with the right to grant sublicenses there under, and to manufacture, sell or distribute any product permitted to be manufactured, sold or distributed by the Company under the Hydron Agreement.

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

Under the Valera Agreement an aggregate of $5,069 and $12,275 was accrued and unpaid as of September 30, 2008 and 2007, respectively. For the fiscal year ended September 30, 2008 and 2007, the Company recorded royalty expenses of approximately $11,000 and $5,100, respectively. While the Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments to date, according to the Indevus website, certain Hydron implant milestones are noteworthy:

•

Indevus currently markets two (2) once-yearly Hydron Implants. One addressing prostate cancer and the other, addressing central precocious puberty, both of which were specifically excluded from cross-royalties. To date, to the extent of the Company’s belief, these implants are providing appropriate dosing for the life of the implant.

•

On November 28, 2007, Indevus reported positive results from a Phase II Octreotide Implant trial, along with their expectation that a Phase III trial will begin in the first half of 2008. If ultimately successful in bringing the Octreotide implant to market, this implant is likely to be the first product subject to the cross-royalty arrangement.

•	On September 30, 2008, Indevus announced the initiation of a Phase III clinical trial of the Octreotide Implant for Acromegaly.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note 8. Accrued Liabilities

          At September 30, 2008 and 2007, accrued liabilities consisted of the following:

	2008	2007

Dividends payable	$83,163	$83,163
Director fee payable	138,520	123,520
Professional fees	40,500	40,754
Other	43,052	50,057

	$305,235	$297,494

Note 9. Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes” (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to losses, the Company has not provided for current income tax expense in either the fiscal year ended September 30, 2008 or the nine months ended September 30, 2007.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2008	2007

Net operating loss carryforwards	$7,324,000	$7,389,000
Tax credit carry forwards	168,000	168,000
Other	498,000	259,000

Deferred tax assets	7,990,000	7,816,000

Less valuation allowance	(7,990,000)	(7,816,000)

Total net deferred taxes	$—	$—

FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $7,990,000 valuation allowance at September 30, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $174,000 in 2008.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

As of September 30, 2008, the Company had an unused net operating loss carry forward of approximately $20,049,000 available for use on its future corporate income tax returns. These net operating loss carry forwards expire in September 2028. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

	2008	2007

Tax at U.S. statutory rates	34%	34%
State income taxes, net of federal tax benefit	3%	3%
Permanent differences	-4%	-4%
Increase in valuation allowance	-33%	-33%

	0%	0%

Note 10. Loans Payable

On June 14, 2005, the Company borrowed an aggregate of One Hundred Fifty Thousand Dollars ($150,000) (collectively, the “Loans”) from three individual lenders (collectively, the “Lenders”), including individuals who are (i) the Chairman of the Board and Interim President, and (ii) a second director of the Company.

In connection with the Loans, the Company issued to each of the Lenders a promissory note in the principal amount of Fifty Thousand Dollars ($50,000) (individually, a “Note” and collectively, the “Notes”) providing for (a) quarterly payments of interest at ten percent (10%) per annum and (b) repayment of principal in a balloon payment on the second anniversary of the date of the Notes. Under the terms of the Notes, the Company may elect to pay quarterly interest to the holders of the Notes in shares of common stock, of the Company (the “Common Stock”), in an amount calculated by dividing the amount of interest due and payable by ten cents ($.10). The Notes also provide that, in the event of a default by the Company under the Notes, the holders may elect to receive payment of principal and accrued and unpaid interest in shares of Common Stock, in an amount calculated by dividing the amount of principal and accrued and unpaid interest payable by the “Average Market Price” for a share of Common Stock. Under the terms of the Notes, “Average Market Price” means the average closing sale price for a share of

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Common Stock measured over the last ten trading days of the month preceding the interest payment date or, if no trading in the Common Stock has occurred during such period, the average closing sale price on the last date on which a share of Common Stock was sold in over-the-counter trading in the Common Stock. In the event that no shares of Common Stock have traded in the over-the-counter market for a period of six months or more, the Average Market Price shall be the fair market price for a share of Common Stock as determined in good faith by the Board of Directors of the Company. In October 2005, the Company elected to pay the accrued interest due on the Notes of $11,040 in stock of the Company and issued 44,000 shares at $.25 to the Note holders. In January 2006, the Company elected to pay the accrued interest due on the Notes of $13,230 in stock of the Company and issued 37,800 shares at $.35 to the Note holders. In March 2006, the Company elected to pay the accrued interest due on the notes of $21,546 in stock of the Company and issued 37,800 shares at $.57 to the Note holders. In July 2006, the Company elected to pay the accrued interest due on the notes of $16,254 in stock of the Company and issued 37,800 shares at $.43 to the Note holders. In January 2007, the Company elected to pay the accrued interest due on the notes of $15,120 in stock of the Company and issued 37,800 shares at $.17 to the Note holders, and 37,800 shares at $.23 to the Note holders. In May 2007, the Company elected to pay the accrued interest due on the notes and issued 37,800 shares at $.17 to the Note holders.

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

On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the “Loan Extension”) made to the Company on June 14, 2005 (collectively, the “Original Loans”) by Mr. Saul, Richard Banakus, the Chairman, interim president and a director of the Company, and Regis Synan (individually, a “Lender” and collectively, the “Lenders”) in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the “Loan Extension Warrants”) exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. The warrants were valued using the Black Scholes model at $43,400, which is being amortized as interest expense over the life of the notes.

In addition, the Lenders agreed to continue to allow the Company to pay quarterly interest in cash or in shares of Common Stock. In the case of interest paid in shares of Common Stock, the Company agreed to modify the valuation for such shares to $0.20 per share of Common Stock.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

The Board of Directors of the Company approved the Loan Extension and the Loan Extension Warrants unanimously with Messrs. Saul and Banakus abstaining from the vote, and agreed to reserve sufficient shares of Common Stock in the event of the exercise of the Loan Extension Warrant. In June 2007, the Company elected to pay the accrued interest due on the notes and issued 31,260 shares at $.22 to the Note holders. In October 2007, the Company elected to pay the accrued interest due on the notes of $3,750 in stock of the Company and issued 18,750 shares at $.20 to the Note holders. The loan principal was converted in the private offering dated July 30, 2008. At September 30, 2008 the Company had $12,482 in accrued interest due to the Note holders.

On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the “Loan”). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the “Loan Warrant”) exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. In June 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 3,771 shares at $.221 to the Note holder. In August 2007, the Company elected to pay the accrued interest due on the note of $1,666 in stock of the Company and issued 4,433 shares at $.188 and 5,274 shares at $.158 to the Note holder. In October 2007, the Company elected to pay the accrued interest due on the note of $833 in stock of the Company and issued 5,258 shares at $.1585 to the Note holder. The loan principal was converted in the private offering dated July 30, 2008. At September 30, 2008, the Company had accrued $8,555 of interest on the note due to the Note holder.

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

On April 9, 2008, the Company borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

In addition, in connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights. The warrants were valued using the Black Scholes model at $4,200, which is being amortized as interest expense over the life of the notes. The loan principal was converted in the private offering dated July 30, 2008. At September 30, 2008, the Company had accrued $614 of interest on the note due to the Note holder.

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008. This loan is still outstanding and continues to accrue interest. The Company had accrued $877 of interest on the note due to the Note holder. This amount is eliminated in consolidation.

	2008	2007

Loans payable	$—	$275,000
Accrued interest	21,651	5,117
less:deferred financing costs	(0)	(36,824)

Loans payable, net	$21,651	$243,293

Note 11. Stock Options and Warrants

The number of shares of common stock reserved for issuance was 9,293,500 for September 30, 2008 and 8,386,000 for September 30, 2007.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Stock Option Plans

2003 Stock Plan

On November 19, 2003, the Board approved, subject to shareholder approval, the 2003 Stock Plan (the “2003 Plan”). The shareholders approved this plan on November 15, 2004. The 2003 Plan permits the grant of nonqualified and incentive stock options, as well as restricted stock purchases. The form of the equity is left up to the discretion of the committee of the Board (or the Board, if no committee) at the time of each grant. This 2003 Plan is designed to consolidate and replace two Stock Option Plans, which have expired; the 1993 Stock Option Plan and the 1997 Non-Employee Director Stock Option Plan. The purpose of the 2003 Plan is to assist the Company in attracting, retaining, and motivating key employees, officers, directors, and consultants by offering selected individuals an opportunity to acquire a proprietary interest in the success of the Company.

During the fiscal year ended September 30, 2008, three shareholders were issued rights to acquire 65,000 common shares with a fair value of $4,875. The fair value of the shareholders rights is the estimated value at May 1, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Exercise price of $0.075; expected volatility of 388% a risk free interest rate of 5%; and expected term of 5 years.

Activity with respect to these plans is as follows:

	Number of Options/ Warrants	Price Per Share	Weighted Average Exercise Price	Intrinsic Value

Outstanding at December 31, 2006	1,196,500	$0.13 to $0.81	$0.38	$0.00

Stock options granted	345,000	$.118 to $.2115	$0.20	$0.00
Stock options expired	(290,000)	$0.2715 to $.3155	$0.29	$0.00

Outstanding at September 30, 2007	1,251,500	$0.11 to $0.81	$0.33	$0.00

Stock options granted	65,000	$0.075	$0.08	$0.00
Stock options expired	(165,000)	$0.243 to $.291	$0.27	$0.00

Outstanding at September 30, 2008	1,151,500	$0.11 to $0.81	$0.32	$0.00

All intrinsic values are zero. There were no options outstanding, granted or exercised during the fiscal year with an intrinsic value.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Other Options

          In 2008 62,500 options were exercised and the remaining 750,000 options expired on December 9, 2007. As of September 30, 2008 no shares are outstanding.

Number of Options/ Warrants

Granted and outstanding at September 30, 2007	812,500

Stock options granted (including extended options)	—
Stock options exercised	(62,500)
Stock options expired	(750,000)

Granted and outstanding at September 30, 2008	—

          The Company has agreements with several consultants who provide financial, business and technical advice to the Company in connection with the research, development, marketing and promotion of its products and other matters. As part of their compensation, these consultants were granted warrants and nonqualified stock options to purchase shares of the Company’s common stock at prices representing the fair market value of the shares at the date of grant. Activity with respect to options and warrants granted to these consultants is summarized below:

	Number of Options Warrants	Price Per Share	Average Exercise Price

Outstanding at September 30, 2007	37,000	$0.29 to $0.50	$0.43

Stock options granted	—

Outstanding at September 30, 2008	37,000	$0.29 to $0.50	$0.43

Other Warrants

          On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. As of September 30, 2008, all 2,210,000 warrants are outstanding.

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

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

          On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the “Loan Extension”) made to the Company on June 14, 2005 (collectively, the “Original Loans”) by Mr. Saul, Richard Banakus, the Chairman, interim President and a director of the Company, and Regis Synan (individually, a “Lender” and collectively, the “Lenders”) in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the “Loan Extension Warrants”) exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. The warrants were valued using the Black Scholes model at $43,400, which is being amortized as interest expense over the life of the notes. As of September 30, 2008, 425,000 warrants are outstanding.

          In February 2007, the Company completed a non-brokered private placement of 3,300,000 Units at $.10 per Unit ($330,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $.10. On March 21, 2007 the Company closed on the sale of an additional 500,000 Units at $.10 per Unit ($50,000) to an accredited investor. On July 18, 2007 the Company closed on the sale of an additional 250,000 Units at $.14 per Unit ($35,000) to an accredited investor. As of September 30, 2008, 3,550,000 warrants are outstanding.

          On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the “Loan”). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the “Loan Warrant”) exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. As of September 30, 2008, 100,000 warrants are outstanding.

          On October 3, 2007, the Company, closed on a private offering of 1,400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock at $0.13. On October 30, 2007, the Company, closed on a private offering of 400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock at $0.13. As of September 30, 2008, 1,800,000 warrants are outstanding.

          On January 23, 2008, the Company, closed on a private offering of 600,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock at $0.13. As of September 30, 2008, 600,000 warrants are outstanding.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

          On April 9, 2008, the Company borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, interim President and a director of the Company (the “Lender”). In connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights. The warrants were valued using the Black Scholes model at $4,200, which is being amortized as interest expense over the life of the notes. As of September 30, 2008, 50,000 warrants are outstanding.

          The Company recognized $21,156 and $69,581 in share based compensation expense for the fiscal year ended September 30, 2008 and 2007, respectively. 65,000 options were granted to employees during the fiscal year ended September 30, 2008. Options to purchase 300,000 shares were granted to employees during the fiscal year ended September 30, 2007.

          For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007

Risk-free interest rate	5.0%	5.3%
Expected life	5 years	5 years
Expected volatility	388%	183%
Expected dividend yield	0%	0%

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

          The weighted average remaining contractual life of all options outstanding at September 30, 2008 was 2.64 years.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note 12. Equity

Common Stock

For the fiscal year ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $21,156 and $69,581 respectively

During the fiscal year ended September 30, 2008, the Company issued 62,500 shares of common stock in connection with the exercise of common stock options for net proceeds of $12,500. Of these options, 62,500 were exercised at $0.20.

In connection with loans payable to the Company (Note 10) during the fiscal year ended September 30, 2008 the Company issued 24,008 shares of common stock, interest on the Loans may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded.

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

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his (“Units”), Ronald J. Saul, a director of the Company, purchased the 400,000 Units together with his spouse pursuant to a subscription agreement dated October 30, 2007.

On January 23, 2008, the Company, closed on a private offering of 600,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock. The Company received gross proceeds of Seventy Five Thousand Dollars ($75,000) from the sale of Units in the Offering.

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman, interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

On April 9, 2008, the Company borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

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

Preferred Stock

On July 30, 2008, Hydron Technologies, Inc., the Company, closed on a private offering (the “Offering”) of thirteen thousand (13,000) of its Series A Preferred Shares. The Company received aggregate gross proceeds of One Million Three Hundred Thousand Dollars ($1,300,000) from the sale of the Series A Preferred Shares in the Offering. After issuance of the Series A Preferred Shares sold in the Offering, the Company has a total of 13,000 Series A Preferred Shares outstanding.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, each of the then Series A Holders shall be entitled to be paid out of the assets of the Company available for distribution to shareholders an amount equal to $100 per Series A Preferred Share before payment is made to the Common Stock of the Company or any class or series of capital stock of the Company ranking junior to the Series A Preferred Shares. Except as required by law or pursuant to the protective provisions described below, the Series A Preferred Shares have no voting rights. Any dividends payable to holders of the Series A Preferred Shares shall be paid from funds received by the Company as a distribution made by the Partnership. The Series A Holders are not entitled to receive dividends from funds received by the Company from any other source.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Among the individuals who purchased Series A Preferred Shares in the Offering are (i) Richard Banakus, the Chairman, interim President and a director of the Company, who purchased 5,270 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Banakus in the original principal amounts of $50,000 and $40,000 and the payment of $437,000 in cash; (ii) Ronald J. Saul, a director of the Company who together with his spouse purchased 1,500 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Saul and his spouse in the original principal amounts of $100,000 and $50,000; and (iii) Karen Gray, a director of the Company who purchased 100 shares pursuant to a subscription agreement providing for payment of $10,000 in cash.

Note 13. Related Party

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

Among the individuals who purchased Units in the Offering is Ronald J. Saul, a director of the Company who together with his spouse purchased 200,000 Units and Richard Banakus, the Chairman, interim president and a director of the Company, who purchased 200,000 units pursuant to a subscription agreement.

On April 9, 2008, the Company borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, interim President and a director of the Company (the “Lender”). In connection with the Loan, the Company issued to the Lender a promissory note in the principal amount of Forty Thousand Dollars (the “Note”) providing for the payment of principal and interest at the rate of five percent (5%) per annum, in a balloon payment on the earlier of (i) ninety (90) days from the date of April 9, 2008, or (ii) the date of the closing of a transaction with net proceeds payable to the Company from any debt or equity transaction.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

On July 30, 2008, Hydron Technologies, Inc., the Company, closed on a private offering (the “Offering”) of thirteen thousand (13,000) of its Series A Preferred Shares. The Company received aggregate gross proceeds of One Million Three Hundred Thousand Dollars ($1,300,000) from the sale of the Series A Preferred Shares in the Offering. After issuance of the Series A Preferred Shares sold in the Offering, the Company has a total of 13,000 Series A Preferred Shares outstanding.

Among the individuals who purchased Series A Preferred Shares in the Offering are (i) Richard Banakus, the Chairman, interim President and a director of the Company, who purchased 5,270 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Banakus in the original principal amounts of $50,000 and $40,000 and the payment of $437,000 in cash; (ii) Ronald J. Saul, a director of the Company who together with his spouse purchased 1,500 shares pursuant to a subscription agreement providing for payment by the cancellation of two promissory notes representing obligations of the Company to Mr. Saul and his spouse in the original principal amounts of $100,000 and $50,000; and (iii) Karen Gray, a director of the Company who purchased 100 shares pursuant to a subscription agreement providing for payment of $10,000 in cash.

Note 14. Management’s Plan

As a consequence of its participation in the Joint Venture, the Company’s need for cash is no longer tied to funding the working capital and other capital requirement of an operating business. Other than the obligation to pay dividends on the Series A Preferred Shares to the extent of distributions received from the Partnership from funds legally available, the Company will only have certain administrative costs, including legal and accounting costs relating to the preparation and filing of periodic reports with the Securities and Exchange Commission. As a result, the Company believes that its current capital balances will be sufficient to meet its working capital needs for at least the next two years. Additionally, while the Company has retained certain liabilities, it has retained sufficient cash to meet them should they become payable and due.

The Company’s working capital was approximately $522,000 at September 30, 2008, including cash and cash equivalents of approximately $439,000. Cash used by operating activities was $809,742 and cash used in investing activities was $42,185 during the year ended September 30, 2008. This was offset by proceeds from financing activities of $1,290,927.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Hydron Continuing Operations

The Company’s continuing operations include:

1.	Its 50% investment in the Joint Venture

2.	Its ownership and licensing of its patented intellectual property

3.	Its majority ownership of the Partnership

Investment in Brand Builders Rx, LLC, a Delaware limited liability company (the “Joint Venture”)

The Company owns a 50% interest in the Joint Venture and under the terms of the Joint Venture Agreement, will share in 50% of the Joint Venture net profits if earned. The Company’s risk is limited to its original investment.

Licensing of the Company’s Patented Intellectual Property

The Company continues to own its patented intellectual property (“IP”) but has licensed its use according to the terms agreed to in the Joint Venture Agreement. With the exception of the super-oxygenation technology the licensing is royalty free to the Joint Venture. The Joint Venture is however responsible to the Company for any royalties required to be paid by Hydron under the Valera Agreement.

Majority ownership of Hydron Royalty Partners Ltd., LLLP (the “Partnership”)

The Company will continue to serve as General Partner and own the majority ownership percentage of the Partnership.

Note 15. Subsequent Events.

On November 11, 2008, the Company, entered into certain agreements with Brand Builders International, LLC, a Delaware limited liability company (“Harezi”) relating to a joint venture between the Company and Harezi to be formed as Brand Builders Rx, LLC, a Delaware limited liability company (the “Joint Venture”). The Joint Venture was formed for the purpose of designing, marketing, selling, and managing certain technologies and products including, but not limited to, those contributed by the Company.

The terms of the Joint Venture’s business and contractual relationship are governed by the following agreements, all of which are dated as of October 1, 2008: (i) Capital Contribution and Joint Venture Agreement (the “Contribution Agreement”); (ii) Assignment and Assumption Agreement (the “Assignment Agreement”); (iii) License Agreement; (iv) Limited Liability Company Agreement (“LLC Agreement”); (v) Buy-Sell Agreement; and (vi) Management Services Agreement (collectively, the “Joint Venture Documents”).

Hydron Technologies, Inc
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Pursuant to the Capital Contribution Agreement, the Company has agreed to contribute Two Hundred Thousand Dollars ($200,000) in cash and assign substantially all of its assets, other than certain excluded assets provided therein, and license or sublicense certain rights to the Company’s intellectual property, subject to performance and payment obligations of the Joint Venture and to the terms of the License Agreement entered into between the Company and the Joint Venture. The Company assigned such assets to the Joint Venture pursuant to the Assignment Agreement.

As contemplated by the Joint Venture Documents and discussed with Harezi, Harezi will contribute cash, financing, a new headquarters, marketing expertise, including public relations, filming of television commercials, print media production and the building of a domestic and international sales force. The initial value of the Harezi contributions are estimated to be between Five Hundred Thousand ($500,000) and One Million Dollars ($1,000,000).

Pursuant to the Company’s LLC Agreement, the Company and Harezi each own a fifty percent (50%) member interest in the Joint Venture. The Joint Venture is controlled by the board of managers composed of four (4) managers, three of which are appointed by Harezi and one of which shall be appointed by the Company. The Company initially appointed Richard Banakus, the Company’s Chairman and Interim President as its initial manager. Certain major decisions will require the unanimous approval of the Joint Venture’s board of managers.

The Management Services Agreement between the Joint Venture and the Company entitles Harezi to a management fee in exchange for Harezi’s marketing, administrative and management services. The management fee is equal to an additional percent (10%) of the total amount of distributions made to the members of the Joint Venture, other than distributions made for the purpose of paying taxes.

The Company and Harezi entered into a Buy-Sell Agreement providing for restrictions on transfer of its respective member interests in the Joint Venture, including right of first refusals, come-along rights and drag-along rights.

Donna Murphy, age 47, was appointed by the Board on January 9, 2009, to replace David Pollock who resigned as a Board Member to avoid any potential conflicts of interest that may occur as a result of Mr. Pollock’s significant role in the Joint Venture.

EXHIBIT INDEX	INDEX #

Consent of Independent Registered Public Accounting Firm - Sherb & Co. LLP	23.2

Certification of Interim President, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K	31.1

Certification of Interim President, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1