Form 10-Q
period 2008-12-31
HYDRON TECHNOLOGIES INC
filed 2009-02-23
CIK 28146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   000-06333

HYDRON TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1574215
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4400 34th Street N, Suite F Saint Petersburg, Florida	33714
(Address of principal executive offices)	(Zip Code)

(727) 342-5050

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Number of shares of common stock outstanding as of February 23, 2009: 19,621,176

HYDRON TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31, 2008 (Unaudited)	September 30, 2008 (1)
ASSETS
Current assets
Cash	$201,394	$439,000
Due from joint venture	108,674	—
Assets of discontinued operations	—	579,933
Total current assets	310,068	1,018,933

Property and equipment, net discontinued operations	—	108,036

Deferred product costs, net	89,818	93,977
Intangible assets, net discontinued operations	—	128,359
Restricted cash	2,725	7,823
Investment in joint venture	637,766	—
Total assets	$1,040,377	$1,357,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,167	$21,466
Royalties payable	5,590	5,069
Accrued liabilities	291,902	293,032
Liabilities of discontinued oparations	—	171,353
Total current liabilities	308,659	490,920

Minority interest in consolidated partnership	179,265	185,653

Shareholders' equity
Preferred stock - $.01 par value 5,000,000 shares authorized; no shares issued or outstanding	—	—
Preferred stock Series A - $100 par value 15,000 shares authorized; 13,000 shares, issued or outstanding	1,300,000	1,300,000
Common stock - $.01 par value 30,000,000 shares authorized; 19,621,176 shares, issued and outstanding	196,211	196,211
Additional paid-in capital	22,172,054	22,164,254
Accumulated deficit	(23,107,996)	(22,972,094)
Treasury stock, at cost 10,000 shares	(7,816)	(7,816)
Total shareholders' equity	552,453	680,555
Total liabilities and shareholders' equity	$1,040,377	$1,357,128

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended December 31,
	2008	2007

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Expenses
Royalty expense	5,590	—
Selling, general & administration	29,017	24,843
Amortization	4,159	5,053
Total expenses	38,766	29,896

Operating loss	(38,766)	(29,896)

Interest income net of interest expense of $1,008 (2008), interest(expense) net of interest income of $0 (2007)	645	(26,545)
Loss before income taxes and minority interest	(38,121)	(56,441)

Income taxes expense	—	—
Loss from interest in joint venture	(52,537)	—
Minority interest in subsidiary	6,388	4,813
Loss from Continuing Operations	$(84,270)	$(51,628)

Discontinued Operations
Loss from Discontinued Operations	(51,632)	(90,370)

Net loss	$(135,902)	$(141,998)

Net loss per common share:
Basic and fully diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
	$(0.00)	$(0.00)

Weighted average common shares outstanding basic and diluted	19,621,176	18,800,703

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended December 31,
	2008	2007

OPERATING ACTIVITIES
Loss from continuing operations	$(84,270)	$(51,628)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Minority interest	(6,388)	(4,813)
Amortization	4,159	5,053
Compensation expense from stock option awards	7,800	12,592
Deferred financing costs	—	16,932
Common stock issued for interest expense	—	4,583
Investment in joint venture	52,537	—
Change in operating assets and liabilities
Restricted cash	5,098	4,492
Due from joint venture	(108,674)	—
Accrued interest	—	1,355
Accounts payable	(10,299)	(51,171)
Accrued liabilities	(6,986)	16,055
Royalties payable	521	(4,728)
Net cash used in continuing activities	(146,502)	(51,278)

Loss from discontinued operations	(51,632)	(90,370)

Adjustments to reconcile net loss from discontinued operations to net cash provided (used) in discontinued operating activities
Depreciation and amortization	—	18,923
Bad debt expense	—	8,318
(Decrease) Increase in net assets from discontinued operations	326,025	(56,498)
Descrease in net liabilities from discontinued operations	(165,497)	(14,919)
Net cash provided by (used) in discontinued operating activities	108,896	(134,546)

Net cash (used) in operating activities	(37,606)	(185,824)

INVESTING ACTIVITIES
Investment in joint venture	(200,000)	—
Net cash used in investing activities	(200,000)	—

FINANCING ACTIVITIES
Cash overdraft	—	(15,287)
Proceeds from issuance of Common Stock	—	200,000
Payments on capital leases	—	(6,913)
Proceeds from exercise of stock options	—	12,500
Net cash provided by financing activities	—	190,300

Net increase (decrease) in cash and cash equivalents	(237,606)	4,476

Cash and cash equivalents at beginning of period	439,000	—

Cash and cash equivalents at end of period	$201,394	$4,476

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued to pay accrued interest	$—	$4,583
Warrants issued in connection with private offering	—	225,000
Cash paid for interest	$349	—
Assets contributed in joint venture	490,303	—

See accompanying notes to unaudited consolidated financial statements.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

Note A – Description of Business and Summary of Significant Accounting Policies

1. Organization of Business

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

Under the terms of the proposed Agreement, the Company contributed cash, substantially all of its operating assets and licensed its patented technologies to the Joint Venture. Harezi contributed cash, on-going financing, and a new headquarters and provide sales and marketing expertise, including public relations, the filming of television commercials, production of print media and the building of a sales force in the United States and internationally. The Agreement was contingent upon the Company eliminating all debt and being current on its payables.

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

On July 2, by Unanimous Written Consent, the Board of Directors authorized an amendment to its Certificate of Incorporation (the Certificate) to designate the terms of a Series A Preferred Shares offering from authorized undesignated shares of Preferred Stock as allowed by its Certificate and New York law. On July 30, the Company closed on a $1.3 million private placement of Series A Preferred Shares which was raised primarily through existing accredited Hydron common shareholders.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended September 30, 2008, which is included in the Company’s Form 10-KSB for the year ended September 30, 2008. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company’s independent accountants issued a “going concern” opinion on the Company’s September 30, 2008 financial statements, since the Company has experienced losses from operations in 2008 and 2007. This matters raises substantial doubt about the Company’s ability to continue as a going concern.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

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

Restricted cash

At December 31, 2008, the Company had restricted cash of $2,725, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company’s normal operations.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three months ended December 31, 2008.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

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

For the three month periods ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense of $7,800 and 12,592 respectively.

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

For the net-loss periods ended December 31, 2008 and 2007, we excluded any effect of the 9,693,500 and 9,623,500 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

Discontinued Operations

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

Accordingly, the Company has reported the assets assigned as discontinued operations, and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and other payables approximates fair value because of their short term maturities.

Recent accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

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

In December 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not determined the impact on our financial statements of this accounting standard.

Note C – Investment in Brand Builders Rx, LLC

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

Pursuant to the Capital Contribution Agreement, the Company has agreed to contribute Two Hundred Thousand Dollars ($200,000) in cash and assign substantially all of its assets, other than certain excluded assets provided therein, and license or sublicense certain rights to the Company’s intellectual property, subject to performance and payment obligations of the Joint Venture and to the terms of the License Agreement entered into between the Company and the Joint Venture. The Company assigned such assets to the Joint Venture pursuant to the Assignment Agreement valued at $490,303.

As contemplated by the Joint Venture Documents and discussed with Harezi, Harezi will contribute cash, financing, a new headquarters, marketing expertise, including public relations, filming of television commercials, print media production and the building of a domestic and international sales force. The initial value of the Harezi contributions is estimated to be between Five Hundred Thousand ($500,000) and One Million Dollars ($1,000,000).

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

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

Assets assigned to the joint venture consisted of the following:

Trade accounts receivable	$(12,000)
Inventories	457,601
Prepaid expenses	19,737
Property and equipment , net	108,036
Intangible assets, net	128,359
Deposits	5,699
Accounts payable	(72,252)
Deferred revenues	(65,247)
Accrued liabilities	(27,998)
541,935
Loss an discontinued assets	(51,632)
Assets assigned to joint venture	490,303
Cash contributed	200,000
Investment in joint venture	690,303
Loss from interest in joint venture	(52,537)
$637,766

Management is still analyzing details of the transaction that may require future adjustments.

Note D – Share Based Compensation

The Company recognized $7,800 and $12,592 in share based compensation expense for the three month period ended December 31, 2008 and 2007, respectively. An option to purchase 400,000 shares was granted to a consultant during the three months ended December 31, 2008. No options were granted to employees during the three months ended December 31, 2007.

For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended December 31, 2008:

The fair value of the consultant’s rights is the estimated value at November 1, 2008 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Exercise price of $0.0195; expected volatility of 451% a risk free interest rate of 2.6%; and expected term of 5 years.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

Note E – Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

	December 31, 2008	September 30, 2008
Dividends payable	$83,163	$83,163
Director fees payable	142,270	138,520
Professional fees	40,626	40,500
Accrued interest	21,651	21,651
Other	4,192	9,198
	$291,902	$293,032

Note F – Equity

Common Stock

For the three month period ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense of $7,800 and $12,592 respectively

Note G – Management’s Plan

As a consequence of its participation in the Joint Venture, the Company’s need for cash is no longer tied to funding the working capital and other capital requirement of an operating business. Other than the obligation to pay dividends on the Series A Preferred Shares to the extent of distributions received from the Partnership from funds legally available, the Company will have only certain administrative costs, including legal and accounting costs relating to the preparation and filing of periodic reports with the Securities and Exchange Commission. As a result, the Company believes that its current capital balances will be sufficient to meet its working capital needs for at least the next year. Additionally, while the Company has retained certain liabilities, it has retained sufficient cash to meet them should they become payable and due.

The Company’s working capital was approximately $1,400 at December 31, 2008, including cash and cash equivalents of approximately $201,000. Cash used by operating activities was $37,606 and cash used in investing activities was $200,000 during the year ended December 31, 2008.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

December 31, 2008 and 2007

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

Note H – Related Party

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership, which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008. The loan is still outstanding as of February 23, 2009.

Note I – Discontinued Operations

As described in Note A, On November 11, 2008, the Company, entered into certain agreements with Brand Builders International, LLC, a Delaware limited liability company (“Harezi”) relating to a joint venture between the Company and Harezi to be formed as Brand Builders Rx, LLC, a Delaware limited liability company (the “Joint Venture”). The Joint Venture was formed for the purpose of designing, marketing, selling, and managing certain technologies and products including, but not limited to, those contributed by the Company.

Pursuant to the Capital Contribution Agreement, the Company has agreed to contribute Two Hundred Thousand Dollars ($200,000) in cash and assign substantially all of its assets, other than certain excluded assets provided therein, and license or sublicense certain rights to the Company’s intellectual property, subject to performance and payment obligations of the Joint Venture and to the terms of the License Agreement entered into between the Company and the Joint Venture. The Company assigned such assets to the Joint Venture pursuant to the Assignment Agreement. The Company assigned such assets to the Joint Venture pursuant to the Assignment Agreement valued at $490,303. The Company realized a loss from discontinued operations of $52,537.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read with the consolidated financial statements and related notes contained in this quarterly report on Form 10-Q (“Form 10-Q”). All statements other than statements of historical fact included in this Form 10-Q are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-Q and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

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

In late January 2005, the Company refocused its efforts to skin care formulations and sales. On July 1, 2005, the Company purchased CRI, Inc. and BRI, Inc., related companies providing both skin care formulation consulting and a newly started contract manufacturing business. The Company believed that the vertical capabilities added by this acquisition would be beneficial to the Company as it expands beyond its historical base.

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

Liquidity

As a consequence of its participation in the Joint Venture, the Company’s need for cash is no longer tied to funding the working capital and other capital requirement of an operating business. Other than the obligation to pay dividends on the Series A Preferred Shares to the extent of distributions received from the Partnership from funds legally available, the Company will only have certain administrative costs, including legal and accounting costs relating to the preparation and filing of periodic reports with the Securities and Exchange Commission. As a result, the Company believes that its current capital balances will be sufficient to meet its working capital needs for at least the next year. Additionally, while the Company has retained certain liabilities, it has retained sufficient cash to meet them should they become payable and due.

The Company’s working capital was approximately $1,400 at December 31, 2008, including cash and cash equivalents of approximately $201,000. Cash used by operating activities was $37,606 and cash used in investing activities was $200,000 during the year ended December 31, 2008.

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

Results of Operations

Results of Operations - 2008 versus 2007

Royalty expenses for the three months ended December 31, 2008 were $5,590 and $0 for the three months ended December 31, 2007. An aggregate of $5,590 was accrued and unpaid as of December 31, 2008. This amount is adequate to cover any royalties that are payable through December 2008.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2008 were $29,017 representing an increase of $4,174 or 17% from SG&A expenses of $24,843 for the three months ended December 31, 2007. The increase is due primarily to increased professional fees due to the joint venture.

Amortization expense was $4,159 for the three months ended December 31, 2008, a decrease of $894 or 18% from $5,053 for the three months ended December 31, 2007.

Net interest income was $645 for the three months ended December 31, 2008 an increase of $27,199 or 1025% compared to net interest (expense) of ($26,545) for the three months ended December 31, 2007. The decrease in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount in the prior period.

Minority interest in net loss for the three months ended December 31, 2008 was $6,388 compared to $4,813 the three months ended December 31, 2007. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

Loss from interest in joint venture for the three months ended December 31, 2008 was $52,537 compared to $0 the three months ended December 31, 2007. This interest is created from a 50% interest in Brand Builders Rx, LLC.

The Company had a net loss from continuing operations of $84,270 for the three months ended December 31, 2008, representing an increase of $32,642 or 63% from the net loss of $51,628 for the three months ended December 31, 2007, primarily as a result of the factors discussed above.

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

Item 4T. Controls and Procedures

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chairman of the Board and Interim President who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management has concluded that, as of December 31, 2008 during our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2008, management identified the following material weaknesses:

•	Top management has not developed a clear statement of ethical value and set the standard of conduct for financial reporting;

•	There is no documentation that the board of directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;

•	There are no formal written policies and procedures related to financial reporting;

•	There is no formal documentation that management specified financial reporting objectives to enable the identification of risks, including fraud risks;

•	The Company lacked the resources and personnel to implement proper segregation of duties or other risk mitigation system.

A significant deficiency is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A material weakness may be a group of significant deficiencies which, when considered together creates the potential for material financial reporting misstatement.

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

None

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

HYDRON TECHNOLOGIES, INC.

/s/: Richard Banakus

Richard Banakus

Interim President

Principal Financial and Accounting Officer

Dated: February 23, 2009