Form 10-Q
period 2009-03-31
HYDRON TECHNOLOGIES INC
filed 2009-06-22
CIK 28146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2009

or

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

Number of shares of common stock outstanding as of March 31, 2009: 19,621,176

HYDRON TECHNOLOGIES, INC.

Consolidated Balance Sheets

	March 31, 2009	September 30, 2008
	(Unaudited)	(1)
ASSETS
Current assets
Cash	$143,203	$439,000
Due from joint venture, net of $114,845 allowance for doubtful accounts	—	—
Assets of discontinued operations	—	579,933
Total current assets	143,203	1,018,933

Property and equipment, net discontinued operations	—	108,036

Deferred product costs, net	86,881	93,977
Intangible assets, net discontinued operations	—	128,359
Restricted cash	2,622	7,823
Investment in joint venture	258,782	—
Total assets	$491,488	$1,357,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,482	$21,466
Royalties payable	5,255	5,069
Accrued liabilities	265,536	293,032
Liabilities of discontinued oparations	—	171,353
Total current liabilities	288,273	490,920

Minority interest in consolidated partnership	172,953	185,653

Shareholders’ equity
Preferred stock - $.01 par value 5,000,000 shares authorized; no shares issued or outstanding	—	—
Preferred stock Series A - $100 par value 15,000 shares authorized; 13,000 shares, issued or outstanding	1,300,000	1,300,000
Common stock - $.01 par value 30,000,000 shares authorized; 19,621,176 shares, issued and outstanding	196,211	196,211
Additional paid-in capital	22,172,884	22,164,254
Accumulated deficit	(23,631,017)	(22,972,094)
Treasury stock, at cost 10,000 shares	(7,816)	(7,816)
Total shareholders’ equity	30,262	680,555
Total liabilities and shareholders’ equity	$491,488	$1,357,128

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2009	2008	2009	2008

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Expenses
Royalty expense	5,255	1,439	10,844	1,439
Selling, general & administration	142,348	30,057	171,367	54,900
Amortization	2,937	4,168	7,096	9,221
Loss from interest in joint venture	120,203	—	172,740	—
Loss on impairment of investment	258,781	—	258,781	—
Total expenses	529,524	35,664	620,828	65,560

Operating loss	(529,524)	(35,664)	(620,828)	(65,560)

Interest income net of interest expense of $987 3 months and $1,995 6 months (2009), interest(expense) net of interest income of $0 (2008)	192	(16,862)	837	(43,407)
Loss before income taxes and minority interest	(529,332)	(52,526)	(619,991)	(108,967)

Income taxes expense	—	—	—	—
Minority interest in subsidiary	6,312	4,761	12,700	9,574
Loss from Continuing Operations	$(523,020)	$(47,765)	$(607,291)	$(99,393)

Discontinued Operations
Loss from Discontinued Operations	—	(37,415)	(51,632)	(127,785)

Net loss	$(523,020)	$(85,180)	$(658,923)	$(227,178)

Net loss per common share:
Basic and fully diluted:
Continuing operations	$(0.03)	$(0.00)	$(0.03)	$(0.01)
Discontinued operations	$—	$(0.00)	$(0.00)	$(0.01)
	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding basic and diluted	19,621,176	19,476,121	19,621,176	19,136,567

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended March 31,
	2009	2008

OPERATING ACTIVITIES
Loss from continuing operations	$(607,291)	$(99,393)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Minority interest	(12,700)	(9,574)
Amortization	7,096	9,221
Bad debt	114,845	—
Compensation expense from stock option awards	8,630	14,517
Deferred financing costs	—	27,783
Common stock issued for interest expense	—	4,583
Impairment of investment	258,781	—
Investment in joint venture	172,740	—
Change in operating assets and liabilities
Restricted cash	5,201	9,210
Due from joint venture	(114,845)
Accrued interest	—	7,605
Accounts payable	(3,984)	(26,395)
Accrued liabilities	(33,352)	(7,414)
Royalties payable	186	(8,089)
Net cash used in continuing activities	(204,693)	(77,946)

Loss from discontinued operations	(51,632)	(127,785)
Adjustments to reconcile net loss from discontinued operations to net cash provided (used) in discontinued operating activities
Depreciation and amortization	—	37,849
Bad debt expense	—	8,318
(Decrease) Increase in net assets from discontinued operations	326,025	(46,225)
Decrease in net liabilities from discontinued operations	(165,497)	(43,310)
Net cash provided by (used) in discontinued operations	108,896	(171,153)

Net cash (used) in operating activities	(95,797)	(249,099)

INVESTING ACTIVITIES
Investment in joint venture	(200,000)	—
Net cash used in investing activities	(200,000)	—
FINANCING ACTIVITIES
Cash overdraft	—	(15,287)
Proceeds from issuance of Common Stock	—	275,000
Payments on capital leases	—	(14,900)
Proceeds from exercise of stock options	—	12,500
Net cash provided by financing activities	—	257,313

Net increase (decrease) in cash and cash equivalents	(295,797)	8,214

Cash and cash equivalents at beginning of period	439,000	—

Cash and cash equivalents at end of period	$143,203	$8,214

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued to pay accrued interest	$—	$4,583
Warrants issued in connection with private offering	—	300,000
Cash paid for interest	$349	—
Assets contributed in joint venture	490,303	—

See accompanying notes to unaudited consolidated financial statements.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2009 and 2008

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

Under the terms of the Agreement, the Company contributed cash, substantially all of its operating assets and licensed its patented technologies to the Joint Venture. Harezi contributed cash, on-going financing, and a new headquarters and provided sales and marketing expertise, including public relations, the filming of television commercials, production of print media and the building of a sales force in the United States and internationally. The Agreement was contingent upon the Company eliminating all debt and being current on its payables.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2009 and 2008

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

Subsequent to March 31, 2009, the Company and BBRX became aware of potentially fraudulent transactions and both parties are investigating the nature, perpetrators, and scope of the fraudulent activity. Based on our findings to date, the Company believes that the financial statements as reported herein and previously reported are not materially misstated as a result of these suspected fraudulent transactions.

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

In November 2008, the Company transferred substantially all of its assets, including all of its operating assets, to Brand Builders International, LLC (the “JV”). Although the Company holds a 50% member interest and has representation on the JV’s board of managers, the Company no longer operates the business the results of which are included in this report. The financial information we are relying on was provided to the Company by the JV.

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company’s independent accountants issued a “going concern” opinion on the Company’s September 30, 2008 financial statements, since the Company has experienced losses from operations in 2008 and 2007. This matter raises substantial doubt about the Company’s ability to continue as a going concern.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2009 and 2008

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

Restricted cash

At March 31, 2009, the Company had restricted cash of $2,622, all of which was covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, and is not available for use in the Company’s normal operations.

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

March 31, 2009 and 2008

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

For the six month periods ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $8,630 and $14,517 respectively.

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

For the net-loss periods ended March 31, 2009 and 2008, we excluded any effect of the 7,607,000 and 10,223,500 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

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

Pursuant to the Capital Contribution Agreement, the Company contributed Two Hundred Thousand Dollars ($200,000) in cash and assigned substantially all of its assets, other than certain excluded assets provided therein, and license or sublicense certain rights to the Company’s intellectual property, subject to performance and payment obligations of the Joint Venture and to the terms of the License Agreement entered into between the Company and the Joint Venture. The Company assigned such assets to the Joint Venture pursuant to the Assignment Agreement.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2009 and 2008

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and other payables approximates fair value because of their short term maturities.

Recent accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts. An interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2009 and 2008

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

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

Pursuant to the Capital Contribution Agreement, the Company contributed Two Hundred Thousand Dollars ($200,000) in cash and assigned substantially all of its assets, other than certain excluded assets provided therein, and license or sublicense certain rights to the Company’s intellectual property, subject to performance and payment obligations of the Joint Venture and to the terms of the License Agreement entered into between the Company and the Joint Venture. The Company assigned such assets valued at $490,303 to the Joint Venture pursuant to the Assignment Agreement.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2009 and 2008

Assets assigned to the joint venture consisted of the following:

Trade accounts receivable	$(12,000)
Inventories	457,601
Prepaid expenses	19,737
Property and equipment , net	108,036
Intangible assets, net	128,359
Deposits	5,699
Accounts payable	(72,252)
Deferred revenues	(65,247)
Accrued liabilities	(27,998)
541,935
Loss an discontinued assets	(51,632)
Assets assigned to joint venture	490,303
Cash contributed	200,000
Investment in joint venture	690,303
Loss from interest in joint venture	(172,740)
517,563
Loss on impairment of investment in joint venture	(258,781)
$258,782

Management is still analyzing details of the transaction that may require future adjustments.

Note D – Share Based Compensation

The Company recognized $8,630 and $14,517 in share based compensation expense for the six month period ended March 31, 2009 and 2008, respectively. An option to purchase 400,000 shares was granted to a consultant during the three months ended December 31, 2008. An option to purchase 20,000 shares was granted to a director during the three months ended March 31, 2009. No options were granted to employees during the three months ended December 31, 2007.

For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended March 31, 2009:

The fair value of the shareholders rights is the estimated value at November 1, 2008 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Exercise price of $0.0195; expected volatility of 451% a risk free interest rate of 2.6%; and expected term of 5 years.

The fair value of the directors rights is the estimated value at January 9, 2009 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price of $0.0415; expected volatility of 462% a risk free interest rate of 1.5%; and expected term of 5 years.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2009 and 2008

Note E – Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

	March 31, 2009	September 30, 2008
Dividends payable	$83,163	$83,163
Director fees payable	147,270	138,520
Professional fees	9,295	40,500
Accrued interest	21,651	21,651
Other	4,157	9,198
	$265,536	$293,032

Note F – Equity

Common Stock

For the three month period ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $830 and $1,925 respectively.

For the six month period ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $8,630 and $14,517 respectively.

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

The Company’s working capital was approximately ($145,000) at March 31, 2009, including cash and cash equivalents of approximately $143,000. Cash used by operating activities was $95,797 and cash used in investing activities was $200,000 during the six month period ended March 31, 2009.

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

March 31, 2009 and 2008

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

Note H – Related Party

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership which includes three directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008. The loan is still outstanding as of May 15, 2009.

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

Pursuant to the Capital Contribution Agreement, the Company has agreed to contribute Two Hundred Thousand Dollars ($200,000) in cash and assign substantially all of its assets, other than certain excluded assets provided therein, and license or sublicense certain rights to the Company’s intellectual property, subject to performance and payment obligations of the Joint Venture and to the terms of the License Agreement entered into between the Company and the Joint Venture. The Company assigned such assets valued at $490,303 to the Joint Venture pursuant to the Assignment Agreement. The Company realized a loss from discontinued operations of $51,632.

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

In August 2004, Hydron, as general partner, formed the Partnership for the purpose of funding existing royalty obligations and a portion of future royalty obligations in consideration of sharing future royalty income that may arise from Hydron’s agreement with Valera. The Partnership completed a non-brokered private placement of Limited Partnership Interest to ten accredited investors including Hydron’s Chairman, Richard Banakus and two other Hydron Directors, Ronald J. Saul and Donna M. Murphy. Each limited partner invested $30,000 or an aggregate of $300,000 for a 49.999% interest in the Partnership. The establishment of the Partnership allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity.

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

The Company’s working capital was approximately ($145,000) at March 31, 2009, including cash and cash equivalents of approximately $143,000. Cash used by operating activities was $95,797 and cash used in investing activities was $200,000 during the six months ended March 31, 2009.

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

Results of Operations

Results of Operations - 2009 versus 2008

Royalty expenses for the six months ended March 31, 2009 were $10,844 representing an increase of $9,405 or 654% from royalty expense of $1,439 for the six months ended March 31, 2008. The increase is due to use of an over accrual in the prior year .An aggregate of $5,255 was accrued and unpaid as of March 31, 2009. This amount is adequate to cover any royalties that are payable through March 2009.

Selling, general and administrative (“SG&A”) expenses for the six months ended March 31, 2009 were $171,367 representing an increase of $116,467 or 212% from SG&A expenses of $54,900 for the six months ended March 31, 2008. The increase is due primarily to increased professional fees due to the joint venture and an increase in bad debt of $114,845 due to a 100% allowance being taken on the amount due from the joint venture.

Amortization expense was $7,096 for the six months ended March 31, 2009, a decrease of $2,125 or 23% from $9,221 for the six months ended March 31, 2008.

Net interest income was $837 for the six months ended March 31, 2009 an increase of $44,244 or 102% compared to net interest (expense) of ($43,407) for the six months ended March 31, 2008. The decrease in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount in the prior period.

Minority interest in net loss for the six months ended March 31, 2009 was $12,700 compared to $9,574 for the six months ended March 31, 2008. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

Loss from interest in joint venture for the six months ended March 31, 2009 was $172,740 compared to $0 the six months ended March 31, 2008. This interest is created from a 50% interest in Brand Builders Rx, LLC.

Loss on impairment of investment for the six months ended March 31, 2009 was $258,781 compared to $0 the six months ended March 31, 2008. This loss is created from a 50% reserve being taken on the investment in the joint venture.

The Company had a net loss from continuing operations of $607,291 for the six months ended March 31, 2009, representing an increase of $507,898 or 511% from the net loss of $99,393 for the six months ended March 31, 2008, primarily as a result of the factors discussed above.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our Chairman of the Board and Interim President is responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chairman of the Board and Interim President who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chairman of the Board and Interim President who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management has concluded that, as of March 31, 2009 during our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2009, management identified the following material weaknesses:

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Subsequent to March 31, 2009, the Company and BBRX became aware of potentially fraudulent transactions and both parties are investigating the nature, perpetrators, and scope of the fraudulent activity. Based on our findings to date, the Company believes that the financial statements as reported herein and previously reported are not materially misstated as a result of these suspected fraudulent transactions.

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

Dated: June 22, 2009