Form 10-Q
period 2009-06-30
HYDRON TECHNOLOGIES INC
filed 2009-08-14
CIK 28146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2009

or

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

Number of shares of common stock outstanding as of June 30, 2009: 19,621,176

HYDRON TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)	(1)
ASSETS

Current assets
Cash	$131,624	$439,000
Due from joint venture, net of $118,969 allowance for doubtful accounts	—	—
Assets of discontinued operations	—	579,933
Total current assets	131,624	1,018,933

Property and equipment, net discontinued operations	—	108,036

Deferred product costs, net	83,944	93,977
Intangible assets, net discontinued operations	—	128,359
Restricted cash	2,550	7,823
Investment in joint venture	243,065	—
Total assets	$461,183	$1,357,128

LIABILITIES AND SHAREHOLDERS’ EQUITY / DEFICIT

Current liabilities
Accounts payable	$13,144	$21,466
Royalties payable	3,204	5,069
Accrued liabilities	284,036	293,032
Liabilities of discontinued oparations	—	171,353
Total current liabilities	300,384	490,920

Minority interest in consolidated partnership	167,937	185,653

Shareholders’ equity / deficit
Preferred stock - $.01 par value 5,000,000 shares authorized; no shares issued or outstanding	—	—
Preferred stock Series A - $100 par value 15,000 shares authorized; 13,000 shares, issued or outstanding	1,300,000	1,300,000
Common stock - $.01 par value 30,000,000 shares authorized; 19,621,176 shares, issued and outstanding	196,211	196,211
Additional paid-in capital	22,175,034	22,164,254
Accumulated deficit	(23,670,567)	(22,972,094)
Treasury stock, at cost 10,000 shares	(7,816)	(7,816)
Total shareholders’ equity / deficit	(7,138)	680,555
Total liabilities and shareholders’ equity / deficit	$461,183	$1,357,128

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2009	2008	2009	2008

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Expenses
Royalty expense	3,204	4,262	14,049	5,701
Selling, general & administration	22,709	30,137	193,250	85,037
Amortization	2,937	4,168	10,033	13,389
Loss from interest in joint venture	10,478	—	183,218	—
Loss on impairment of investment	5,239	—	264,020	—
Total expenses	44,567	38,567	664,570	104,127

Operating loss	(44,567)	(38,567)	(664,570)	(104,127)

Interest income net of interest expense of $997 3 months and $2,992 9 months (2009), interest(expense) net of interest income of $0 (2008)	1	(19,322)	13	(62,729)
Loss before income taxes and minority interest	(44,566)	(57,889)	(664,557)	(166,856)

Income taxes expense	—	—	—	—
Minority interest in subsidiary	5,016	6,082	17,716	15,656
Loss from Continuing Operations	$(39,550)	$(51,807)	$(646,841)	$(151,200)

Discontinued Operations
Loss from Discontinued Operations	—	(149,582)	(51,632)	(277,364)

Net loss	$(39,550)	$(201,389)	$(698,473)	$(428,564)

Net loss per common share:
Basic and fully diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)
	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding basic and diluted	19,621,176	19,621,176	19,621,176	19,297,513

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended June 30,
	2009	2008

OPERATING ACTIVITIES
Loss from continuing operations	$(646,841)	$(151,200)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Minority interest	(17,716)	(15,656)
Amortization	10,033	13,392
Bad debt	118,969	—
Compensation expense from stock option awards	10,780	20,680
Warrants issued from loans payable	—	4,200
Deferred financing costs	—	36,357
Common stock issued for interest expense	—	4,583
Impairment of investment	264,020	—
Investment in joint venture	183,218	—
Change in operating assets and liabilities
Restricted cash	5,273	42,273
Due from joint venture	(118,969)	—
Accrued interest	—	14,304
Accounts payable	(8,322)	(30,256)
Accrued liabilities	(14,852)	1,158
Royalties payable	(1,865)	(8,013)
Net cash used in continuing activities	(216,272)	(68,178)

Loss from discontinued operations	(51,632)	(277,364)
Adjustments to reconcile net loss from discontinued operations to net cash provided (used) in discontinued operating activities
Depreciation and amortization	—	56,768
Bad debt expense	—	8,318
(Decrease) Increase in net assets from discontinued operations	326,025	(9,475)
(Decrease) Increase in net liabilities from discontinued operations	(165,497)	21,075
Net cash provided by (used) in discontinued operations	108,896	(200,678)

Net cash (used) in operating activities	(107,376)	(268,856)

INVESTING ACTIVITIES
Investment in joint venture	(200,000)	—
Net cash used in investing activities	(200,000)	—
FINANCING ACTIVITIES
Cash overdraft	—	(15,287)
Proceeds from issuance of Common Stock	—	275,000
Loan payable, proceeds	—	40,000
Payments on capital leases	—	(22,888)
Proceeds from exercise of stock options	—	12,500
Net cash provided by financing activities	—	289,325

Net increase (decrease) in cash and cash equivalents	(307,376)	20,469

Cash and cash equivalents at beginning of period	439,000	—

Cash and cash equivalents at end of period	$131,624	$20,469

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued to pay accrued interest	$—	$4,583
Warrants issued in connection with private offering	—	300,000
Cash paid for interest	$349	—
Assets contributed in joint venture	490,303	—

See accompanying notes to unaudited consolidated financial statements.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2009 and 2008

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

June 30, 2009 and 2008

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

June 30, 2009 and 2008

Note B – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Restricted cash

At June 30, 2009, the Company had restricted cash of $2,550, all of which was covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, and is not available for use in the Company's normal operations.

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

June 30, 2009 and 2008

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

For the nine month periods ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $10,780 and $20,680 respectively.

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

For the net-loss periods ended June 30, 2009 and 2008, we excluded any effect of the 7,617,000 and 10,173,500 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

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

June 30, 2009 and 2008

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

June 30, 2009 and 2008

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

In May 2009, Statement of Financial Accounting Standards No. 165 - Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2009 and 2008

Assets assigned to the joint venture consisted of the following:

Trade accounts receivable	$(12,000)
Inventories	457,601
Prepaid expenses	19,737
Property and equipment , net	108,036
Intangible assets, net	128,359
Deposits	5,699
Accounts payable	(72,252)
Deferred revenues	(65,247)
Accrued liabilities	(27,998)
541,935
Loss on discontinued assets	(51,632)
Assets assigned to joint venture	490,303
Cash contributed	200,000
Investment in joint venture	690,303
Loss from interest in joint venture	(183,218)
507,085
Loss on impairment of investment in joint venture	(264,020)
$243,065

Management is still analyzing details of the transaction that may require future adjustments.

Note D – Share Based Compensation

The Company recognized $10,780 and $20,680 in share based compensation expense for the nine month period ended June 30, 2009 and 2008, respectively. An option to purchase 400,000 shares was granted to a consultant during the three months ended December 31, 2008 which were subsequently forfeited. An option to purchase 20,000 shares was granted to a director during the three months ended March 31, 2009. An option to purchase 100,000 shares was granted to four directors during the three months ended June 30, 2009. 65,000 options were granted to directors during the three months ended June 30, 2008.

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

The fair value of the options is the estimated value at November 1, 2008 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Exercise price of $0.0195; expected volatility of 451% a risk free interest rate of 2.6%; and expected term of 5 years.

The fair value of the options is the estimated value at January 9, 2009 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price of $0.0415; expected volatility of 462% a risk free interest rate of 1.5%; and expected term of 5 years.

The fair value of the options is the estimated value at May 1, 2009 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price of $0.01; expected volatility of 826% a risk free interest rate of 2.0%; and expected term of 5 years.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2009 and 2008

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

Note E – Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

	June 30, 2009	September 30, 2008
Dividends payable	$83,163	$83,163
Director fees payable	152,270	138,520
Professional fees	21,260	40,500
Interest	21,651	21,651
Other	5,692	9,198
	$284,036	$293,032

Note F – Equity

Common Stock

For the three month period ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $2,150 and $6,163 respectively.

For the nine month period ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $10,780 and $20,680 respectively.

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

The Company's working capital was approximately ($169,000) at June 30, 2009, including cash and cash equivalents of approximately $132,000. Cash used in operating activities was $107,376 and cash used in investing activities was $200,000 during the nine month period ended June 30, 2009.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2009 and 2008

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

Note H – Related Party

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership which includes three directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008. The loan is still outstanding as of July 31, 2009

Note I – Discontinued Operations

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

The Company's working capital was approximately ($169,000) at June 30, 2009, including cash and cash equivalents of approximately $132,000. Cash used by operating activities was $107,376 and cash used in investing activities was $200,000 during the nine months ended June 30, 2009.

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

Results of Operations

Results of Operations - 2009 versus 2008

Royalty expenses for the nine months ended June 30, 2009 were $14,049 representing an increase of $8,348 or 146% from royalty expense of $5,701 for the nine months ended June 30, 2008. The increase is due to use of an over accrual in the prior year. An aggregate of $3,204 was accrued and unpaid as of June 30, 2009. This amount is adequate to cover any royalties that are payable through June 2009.

Selling, general and administrative (“SG&A”) expenses for the nine months ended June 30, 2009 were $193,250 representing an increase of $108,213 or 127% from SG&A expenses of $85,037 for the nine months ended June 30, 2008. The increase is due primarily to increased professional fees due to the joint venture and an increase in bad debt of $118,969 due to a 100% allowance being taken on the amount due from the joint venture.

Amortization expense was $10,033 for the nine months ended June 30, 2009, a decrease of $3,356 or 25% from $13,389 for the nine months ended June 30, 2008.

Net interest income was $13 for the nine months ended June 30, 2009 an increase of $62,742 or 100% compared to net interest (expense) of ($62,729) for the nine months ended June 30, 2008. The decrease in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount in the prior period.

Minority interest in net loss for the nine months ended June 30, 2009 was $17,716 compared to $15,656 for the nine months ended June 30, 2008. This minority interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

Loss from interest in joint venture for the nine months ended June 30, 2009 was $183,218 compared to $0 the nine months ended June 30, 2008. This interest is created from a 50% interest in Brand Builders Rx, LLC.

Loss on impairment of investment for the nine months ended June 30, 2009 was $264,020 compared to $0 the nine months ended June 30, 2008. This loss is created from a 50% reserve being taken on the investment in the joint venture.

The Company had a net loss from continuing operations of $646,841 for the nine months ended June 30, 2009, representing an increase of $495,641 or 328% from the net loss of $151,200 for the nine months ended June 30, 2008, primarily as a result of the factors discussed above.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chairman of the Board and Interim President who also serves as our principal financial and accounting officer, concluded that we  maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management has concluded that, as of June 30, 2009 during our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2009, management identified the following material weaknesses:

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

Dated: August 14, 2009