Form 10-K
period 2009-09-30
HYDRON TECHNOLOGIES INC
filed 2010-01-13
CIK 28146

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2009 or

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission file Number 000-06333

HYDRON TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1574215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9843 18th Street North, Suite 150, St. Petersburg, FL 33716
(Address of principal executive offices)           (Zip Code)

Registrant’s telephone number, including area code: (727) 342-5050

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☐     No ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑

As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $116,573 based on the closing price of $0.01 on September 30, 2009.

As of December 31, 2009, there were 19,621,176 shares of registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Item 1.  Business

Introduction

Hydron Technologies, Inc. (“the Company”), a New York corporation organized on January 30, 1948, maintains its principal office at 9843 18th Street North, Suite 150, St. Petersburg, FL 33716 and its telephone number is (727) 342-5050.

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

Brand Builders International was founded by Ilonka Harezi, the driving force behind Teslar Technology and the Philip Stein Teslar watches. The new Joint Venture, was intended to combine the expertise of the two entities for the re-positioning and re-launching of the Hydron named brands, utilizing the marketing and distribution expertise of Ilonka Harezi, her success with the Teslar brand and her Brand Builders International team.

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

On July 2, 2008 by Unanimous Written Consent, the Board of Directors authorized an amendment to its Certificate of Incorporation (the Certificate) to designate the terms of a Series A Preferred Shares offering from authorized undesignated shares of Preferred Stock as allowed by its Certificate and New York law. On July 30, 2008 the Company closed on a $1.3 million private placement of Series A Preferred Shares which was raised primarily through existing accredited Hydron common shareholders.

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

Patented Technology

The Company believes that technology and patent protection are essential to providing a sound foundation for a new product. In January 2006, the Company was granted U.S. Patent Number 6,984,391 for its Compositions and Method for Delivery of Skin Cosmeceuticals that covers the Company’s unique self-adjusting pH emulsion system which the Company believes is a significant breakthrough in skin care. It is evident in recent skin research that the pH range of the skin is essential in contributing to the skin’s natural healing process and the enzyme production responsible for rebuilding fully mature and health skin cells. The benefits provided by this pH self-adjusting system provides clinically proven benefits over competitive products

The Company was granted a U.S. patent on its super-oxygenation technology in November 2003. This patent covers the process of applying a liquid, containing pure oxygen micro-bubbles to the surface of the skin such that the oxygen penetrates the skin and oxygenates the underlying tissue. The Company has applied for international patents on this technology in approximately 29 countries, which are in various stages of review as of September 30, 2009.

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

Agreement with Valera Pharmaceuticals (“Valera”)

Pursuant to an agreement dated June 25, 1976, the Company, then known as Dento-Med Industries, Inc., entered into an agreement (the “Original Agreement”) with The National Patent Development Corporation (now known as GP Strategies) relating to certain products composed wholly or partly of the Hydron™ polymer (the “Polymer”). The Original Agreement has been amended in several significant respects by an agreement dated November 30, 1989 that amends and restates the Original Agreement (the “Current Agreement;” and, as so amended and restated, the “Hydron Agreement”). In June 2000, GP Strategies decided to reorganize and in connection with this reorganization contributed the Hydron Agreement to its subsidiary, Hydro Med Sciences, Inc., now known as Valera, as part of a spin-off of its drug delivery system business. In April 2007, Valera was acquired by Indevus Pharmaceuticals, Inc. (“Indevus”). On March 23, 2009, Indevus was acquired by Endo Pharmaceuticals (“Endo”).

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

Pursuant to the Hydron Agreement, the Company was granted an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Polymer in certain consumer and oral health fields while Valera was granted the exclusive right to manufacture, sell or distribute any prescription drug or medical device and certain other products made with the Polymer. The agreement continues indefinitely, unless terminated earlier by the parties. With the exception of certain de minimis payments relating to dental products by National Patent to date, only the Company has been obligated to make royalty payments under the Hydron Agreement. However, based on a review of reports filed by Indevus and now Endo with the Securities Exchange Commission and a review of Endo’s website, the Company understands that Endo has Products under development that represent potential royalty payments to the Company under the Hydron Agreement. There can be no assurance that any such Products will ever be brought to market or, if they are brought to market, the amount or timing of any future royalty payments that may be payable to the Company under the Hydron Agreement.

In August 2004, the Company contributed its rights under the Hydron Agreement the Partnership pursuant to the terms of a Capital Contribution and License Agreement (the “Contribution Agreement”). Under the Contribution Agreement, in consideration of the contribution of its rights under the Hydron Agreement, the Company received a 50.001% interest in the Partnership; and the Partnership agreed to (i) pay the Company’s then outstanding royalty payment obligations to Valera under the Hydron Agreement and future royalty obligations payable to Valera or its assigns up to an aggregate of $300,000, and (ii) license back to the Company all rights granted to the Company under the Hydron Agreement on an exclusive world-wide royalty free basis with the right to grant sublicenses there under, and to manufacture, sell or distribute any product permitted to be manufactured, sold or distributed by the Company under the Hydron Agreement.

The Company is the General Partner of the Partnership. Under the terms of the Partnership’s Limited Liability Limited Partnership Agreement (the “Partnership Agreement”), the Partnership’s limited partners may, by the affirmative vote of all of the partners who are not affiliates of the General Partner, remove the General Partner for certain specified reasons, including the breach by the Company of its obligations under the Contribution Agreement, including the Company’s obligation to make royalty payments owed under the Hydron Agreement.

Under the terms of the Partnership Agreement, each partner is entitled to receive distributions from available funds including royalty payments received under the Hydron Agreement in proportion to its respective interest in the Partnership.

Under the Hydron Agreement an aggregate of $3,965 and $5,069 was accrued and unpaid as of September 30, 2009 and 2008, respectively. For the twelve month periods ended September 30, 2009 and 2008, the Company recorded royalty expenses of $0 and $10,770, respectively. The Company was reimbursed from Brand Builders Rx in the amount of $14,048 for the royalty expenses in 2009. While the Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments to date, according to the Endo website, certain Hydron implant milestones are noteworthy:

•

Endo currently markets two (2) once-yearly Hydron Implants. Both products, one addressing prostate cancer and the other addressing central precocious puberty, were specifically excluded from the cross-royalty agreement. To date, to the extent of the Company’s belief, these implants are providing appropriate dosing for the life of the implant.

•

On November 28, 2007, Indevus reported positive results from a Phase II Octreotide Implant trial, along with their expectation that a Phase III trial will begin in the first half of 2008. If ultimately successful in bringing the Octreotide implant to market, this implant is likely to be the first product subject to the cross-royalty arrangement.

•	On September 30, 2008, Indevus announced the initiation of a Phase III clinical trial of the Octreotide Implant for Acromegaly. Endo is continuing these trials.

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

As discussed above in the “Introduction” of this Item 1, under the terms of the Series A Preferred Shares, holders of Series A Preferred Shares will receive dividends from funds received from the Partnership relating to any royalties received from Valera and/or its assigns to the extent legally available.

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

Employees

Throughout fiscal 2008, the Company satisfied its human resource needs utilizing an outsourcing firm that provided all administrative services relating to payroll, personnel and employee benefits. Management continued to hire, fire, set pay rates and supervised its staff. This arrangement enabled the Company to reduce its administrative and benefits costs relating to employees. The Company, as of September 30, 2008, had twenty two full time positions. Effective with the formation of the JV, the Company will no longer require employees, decisions affecting it’s affairs will be managed by its Board of Directors.

Item 2.  Properties

Through September 30, 2008, the Company leased office space at 4400 34th Street North, Suite F under a lease on a month to month basis in St. Petersburg, Florida. The lease on this office space (7,000 square feet) required a monthly rent of approximately $3,550, including taxes and common area expenses. Starting in October 1, 2008 our administrative functions are operated from the offices of Brand Builder Rx. We do not pay the joint venture for use of such space. On January 1, 2010 the Company moved to 9843 18th Street North, Suite 150, St. Petersburg, Florida.

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

	High	Low

Fiscal 2008
October 1, 2007 - December 31, 2007	$.19	$.07
January 1, 2008 - March 31, 2008	$.30	$.07
April 1, 2008 - June 30, 2008	$.20	$.04
June 1, 2008 - September 30, 2008	$.15	$.02

Fiscal 2009
October 1, 2008 - December 31, 2008	$.25	$.01
January 1, 2009 - March 31, 2009	$.04	$.01
April 1, 2009 - June 30, 2009	$.01	$.01
June 1, 2009 - September 30, 2009	$.01	$.01

As of September 30, 2009, there were approximately 1,025 shareholders of record of the Company’s Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of September 30, 2009.

Equity Compensation Plan Information

The following table summarizes share information about the Company’s equity compensation plans, including the company’s Stock Option Plan (“the Plan”) and non-plan equity compensation agreements as of September 30, 2009:

Equity compensation plans approved by security holders	580,000	$0.18	(1)
Equity compensation plans not approved by security holders	12,000	$0.30	(1)

Total	592,000	$0.18

(1) The 2003 Stock Plan was approved at the November 15, 2004 shareholders’ meeting. The aggregate number of shares that may be issued under the Plan cannot exceed 15% of the total outstanding shares. As of September 30, 2009, the number of Securities for future issuance under the 2003 Stock Plan was 2,363,176 and 159,100 for all previous plans.

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

Options to purchase 0 and 65,000 shares were granted to employees during the year ended September 30, 2009 and 2008, respectively.

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

Recent Sales of Unregistered Securities

None

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations

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

Results of Operations - 2009 versus 2008

For the fiscal year ended September 30, 2009 and 2008, the Company recorded royalty expenses of $0 and $10,770, respectively. The Company was reimbursed from Brand Builders Rx in the amount of $14,048 for the royalty expenses in 2009. An aggregate of $3,965 was accrued and unpaid as of September 30, 2009. This amount is adequate to cover any royalties that are payable through September 30, 2009.

Selling, general and administrative (“SG&A”) expenses for fiscal year ended September 30, 2009 were $205,369 representing an increase of $44,668 or 28% from SG&A expenses of $160,701 for the fiscal year ended September 30, 2008. The increase is due primarily to increased professional fees due to the joint venture and an increase in bad debt of $114,471 due to a 100% allowance being taken on the amount due from the joint venture.

Amortization expense was $12,968 for the fiscal year ended September 30, 2009, a decrease of $4,589 or 26% from $17,557 for the fiscal year ended September 30, 2008.

Net interest income was $1,393 for the fiscal year ended September 30, 2009 compared to net interest (expense) of ($65,656) for the fiscal year September 30, 2008. The increase in interest expense was due primarily to the interest on the loan payable and amortization of related debt discount

Minority interest in net loss for the fiscal year September 30, 2009 was $15,014 compared to $22,153 for the fiscal year ended September 30, 2008. This minority interest is created from the Partnership, a consolidated limited liability partnership, established by the Company in August 2004 (see Limited Liability Partnership, Item 1. Business).

Loss from interest in joint venture for the fiscal year ended September 30, 2009 was $237,517 compared to $0 the fiscal year ended September 30, 2008. This interest is created from a 50% interest in Brand Builders Rx, LLC.

Loss on impairment of investment for the fiscal year ended September 30, 2009 was $226,393 compared to $0 the fiscal year ended September 30, 2008. This loss is created from a 50% reserve being taken on the investment in the joint venture.

The Company had a net loss from continuing operations of $665,840 for the fiscal year ended September 30, 2009, representing an increase of $433,309 or 186% from the net loss of $232,531 for the fiscal year ended September 30, 2008, primarily as a result of the factors discussed above.

The Company had a net loss from discontinuing operations of $51,632 for the fiscal year ended September 30, 2009, representing a decrease of $415,029 or 89% from the net loss of $466,661 for the fiscal year ended September 30, 2008. This decrease was due to the Company discontinuing operations due to the formation of the joint venture.

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

The Company’s working capital was approximately ($165,000) at September 30, 2009, including cash and cash equivalents of approximately $120,000. Cash used by continuing operating activities was $227,790 and cash used in investing activities was $200,000 during the year ended September 30, 2009. This was offset by proceeds from discontinued operating activities of $108,896.

Operating activities

Net cash used for continuing operating activities for fiscal 2009 was $227,790 as compared to $198,415 for fiscal 2008. Non-cash items totaling $570,977 contributing to the net cash used in continuing operating activities for fiscal 2009 include

•	$10,780 representing the fair value of options and shares issued to our executive officers and directors, and employees,
•	$226,393 representing impairment of investment in joint venture
•	$237,517 representing our investment in joint venture
•	$12,968 of amortization, and
•	$116,041 of bad debt expense.

Investing activities

Net cash used in investing activities for fiscal 2009 was $200,000 for the investment in joint venture, as compared to $0 for fiscal 2008.

Financing activities

Net cash provided by financing activities was $0 for fiscal 2009 as compared to $1,290,927 for fiscal 2008. During fiscal 2008 we generated cash from the sale of our securities, the exercise of options and a loan from an executive officer and director which was offset by repayments of notes payable and payments on capital leases.

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

Licensing of the Company’s Patented Intellectual Property

The Company continues to own its patented intellectual property (“IP”) but has licensed its use according to the terms agreed to in the Joint Venture Agreement. With the exception of the super-oxygenation technology the licensing is royalty free to the Joint Venture. The Joint Venture is however responsible to the Company for any royalties required to be paid by Hydron under the Hydron Agreement.

Majority ownership of Hydron Royalty Partners Ltd., LLLP (the “Partnership”)

The Company will continue to serve as General Partner and own the majority ownership percentage of the Partnership.

New Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Non-controlling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of non-controlling interests is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of non-controlling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents non-controlling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to non-controlling interests.” The adoption of SFAS No. 160 will have a material impact on the Company’s financial statements when it becomes effective in fiscal 2010.

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

Share Based Payments

The Company uses the fair value recognition provision of ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

The Company also uses the provisions of ASC 505-50, “Equity Based Payments to Non-Employees,” to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-21, which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a(T).  Controls and Procedures.

Disclosure Controls and Procedures

Our Chairman of the Board and Interim President is responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Board and Interim President who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chairman of the Board and Interim President who also serves as our principal financial and accounting officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 and 2009. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

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

The Company as of September 30, 2009 has improved its internal controls over financial reporting to the extent that it can allocate resources to such improvements. It has prioritized the design of its internal controls over financial reporting starting with its control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.

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

Item 9b. Other Information.

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

PART III

Item 10. Directors, Executive Officers, Control Persons and Corporate Governance; Compliance with Section 16(a) and the Exchange Act.

The following individuals serve as our executive officers and members of our Board of Directors:

Listed below are the directors and executive officers of the Company as of September 30, 2009:

Name	Position

Richard Banakus	Director, Chairman of the Board, Interim President
Karen Gray	Director (resigned October 23, 2009)
Ronald J. Saul	Director
Donna M. Murphy	Director
Regis J. Synan	Director

Business Experience

Richard Banakus, age 63, has served as Chairman, Interim President and a director of the Company since June 1995 and as Interim President of the Company since September 19, 1997. From April 1991 to the present, Mr. Banakus has been a private investor with interests in a number of privately and publicly held companies. From July 1988 through March 1991, he was managing partner of Banyan Securities, Larkspur, California, a securities brokerage firm that he founded.

Karen Gray, age 51, has served as a director of the Company from December 1997 to October 23, 2009. On October 23, 2009 Ms. Gray notified the Company’s board of directors of her decision to resign from the board of directors due to her decision to travel extensively. She was a consultant to the Company on marketing and communications matters from November 1996 to December 1999. Ms. Gray has over 17 years of management experience in marketing communications in various capacities with various companies. From 1993 to November 1996, Ms. Gray served as Vice President, Corporate Communications, of the Company. From June 1992 to November 1993, Ms. Gray served as President of MarCom Associates, Inc., a marketing communications company that she founded.

Ronald J. Saul, age 62, has served as a director of the company since January 2003. From September 1992 to the present, Mr. Saul has been a financial consultant. From October 1985 through August 1992, Mr. Saul was the Treasurer and Vice President of National Intergroup, a multi company holding company. From November 1970 to September 1985, Mr. Saul held various accounting and financial positions with National Intergroup Inc. and its predecessor company, National Steel Corporation.

Donna M. Murphy, age 48, has served as a director of the company since January, 2009. Ms Murphy is a principal of Decern, Inc., the information networking company behind the Who Do I Use? product. From 2005 to 2008, Ms. Murphy worked in local and global workforce development as Managing Director of the Adecco Institute, a global think tank that studied global workforce trends, and Chief of Staff for the Massachusetts Department of Workforce Development. From 1987 to 2005, Ms Murphy worked in senior management positions for ITT (Chief Operating Officer of ITT New Media), 3Com (Vice President of Asia Pacific IT) and Decern, Inc (Managing Director).

Regis J. Synan, age 55 , has served as a director of the Company since October 23, 2009. Mr. Synan is the owner of a small Industrial Manufacturing firm in Pittsburgh, Pa. He is very active in his local community by serving on various Boards of non profit organizations.

There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director and Officer Resignations

Subsequently on October 23, 2009, Karen Gray notified the Company’s board of directors of her decision to resign as a member of the board of directors. Regis J. Synan was appointed on October 23, 2009 by the board to replace Ms. Gray.

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

Based on this review and discussion, the Board of Directors recommended that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009 and filed and the Securities and Exchange Commission.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company’s audit committee does have a financial expert serving on the audit committee. Ronald Saul is the financial expert serving on the audit committee.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

The Company’s officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) are required under the Act to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to the Act, the Company believes that during the year ended September 30, 2009 all filing requirements applicable to Reporting Persons were not complied with.

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

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2009. The value attributable to any option awards is computed in accordance with FAS 123R.

Name and Principal Position	Year	Salary	Stock Option Award (1)	All Other Compensation	Total

David Pollock, Chief Executive Officer (2)	2009	$—	—	—	$—
	2008	$118,230	—	—	$118,230

(1)

Based upon the aggregate grant date fair value calculation in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Accounting Standard (“FAS”) No. 123R, Share Based Payments. Our policy and assumptions made in valuation of share-based payments are contained in Note 12 to our September 30, 2008 financial statements.

(2)	Mr. Pollock served as our principal executive officer until November 11, 2008.

Employment Agreements

None

Option Grants

During 2009, pursuant to the Company’s 2003 Stock Plan, the Named Executive Officers were granted options to purchase shares of the common stock of the Company exercisable at the fair market value on the date of grant. During 2009, no Named Executive Officer received a grant of options under the 2003 Option plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of September 30, 2009.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Price	Option Expiration Date

Richard Banakus	—	—	—

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2009 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2009, as well as any written representation from a reporting person that no Form 5 is required, we disclose that Forms 3 and 4 have been filed late and as of this filing we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis as required by Section 16(a) of the Securities Exchange Act.

Director Compensation

          The following table sets forth compensation paid, earned or accrued for service as a director in our fiscal year ended September 30, 2009.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total

Richard Banakus	$8,908	$538	$9,446
Karen Gray	$5,000	$538	$5,538
Ronald J. Saul	$5,000	$538	$5,538
Donna Murphy	$3,750	$1,368	$5,118

(1)

Based upon the aggregate grant date fair value calculation in accordance with FAS No. 123R, Share Based Payments. Our policy and assumptions made in valuation of share-based payments are contained in Note 12 to our September 30, 2009 financial statements.

Fees

Employees of the Company who also serve as directors are not entitled to any additional compensation for such service, except for Mr. Richard Banakus. Because of his status as Interim President, Mr. Banakus is treated as a non-employee director. The Company does not have a written employment agreement with Mr. Banakus.

Non-employee directors, including for this purpose Mr. Banakus, each receive an annual fee of $5,000 for serving on the Board of Directors. Such fees have not been paid but are accrued quarterly. As of September 30, 2009, unpaid directors’ fees total approximately $157,270.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At September 30, 2009 we had 19,621,176 shares of common stock issued and outstanding. The following table sets forth information known to us as of September 30, 2009 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 9843 18th Street North, Suite 150, St Petersburg, Florida 33716. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of	Amount and Nature of		Approximate
Beneficial Owner	Beneficial Ownership		Percent of Class

Richard Banakus	3,594,300	[1]	17.53%
Karen Gray	116,000	[2]	1.0%
Ronald J. Saul	6,838,536	[3]	30.77%
David Pollock	1,000,000	[4]	5.10%
Donna Murphy	271,600	[5]	1.38%
All directors and executive
officers as a group (5 persons)	11,548,836	[6]	49.77%

______________________________
1 Consists of 2,714,300 shares held directly and 880,000 shares issuable upon exercise of options and warrants.
2 Consists of 11,000 shares held directly and 105,000 shares issuable upon exercise of options and warrants.
3 Consists of 4,238,536 shares held directly and 2,600,000 shares issuable upon exercise of options and warrants.
4 Consists of 1,000,000 shares held directly.
5 Consists of 226,600 shares held directly and 45,000 shares issuable upon exercise of options and warrants.
6 Consists of 7,963,836 shares held directly and 3,585,000 shares issuable upon exercise of options and warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Sherb & Co., LLP served as our independent registered public accounting firm for 2009 and 2008. The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

	2009	2008

Audit Fees	$19,500	$47,500
Audit-Related Fees	0	0
Tax Fees	11,000	11,000
All Other Fees	0	0

Total	$30,500	$58,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2009 were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

3.1	Restated Certificate of Incorporation of Dento-Med Industries, Inc. (“Dento-Med”), as filed with the Secretary of State of New York on March 4, 1981. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of Dento-Med as filed with the Secretary of State of New York on September 7, 1984. (2)

3.3	By-laws of the Company, as amended March 17, 1988. (3)

3.4	Certificate of Change of Dento-Med as filed with the Secretary of State of New York on July 14, 1988. (2)

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on November 14, 1988. (4)
3.6	Certificate of Amendment of the Restated Certificate of Incorporation of Dento-Med, as filed with the Secretary of State of New York on July 30, 1993. (5)

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Hydron Technologies, Inc., as filed with the Secretary of State of New York on April 10, 2002. (2)

3.8	Certificate of Amendment of the Certificate of Incorporation dated July 30, 2008, as filed with the Secretary of State of the State of New York. (24)

4.1	Non-Qualified Stock Option Plan. (6)

4.2	Registration Rights Agreement dated July 11, 2002, by and between Hydron Technologies, Inc. and Life International Products, Inc. (2)

4.3	Warrant Agreement dated November 14, 2003 between Hydron Technologies, Inc. and the parties named therein. (2)

5.02	Departure of a director (26)

5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year. (18)

7.1	Letter of Sherb & Co LLP dated May 25, 2007 addressed to the United States Securities Exchange Commission. (15)

10.1	Subscription Agreement dated November 22, 2002 between Hydron Technologies, Inc. and the subscribers named therein. (2)

10.2	Subscription Agreement dated September 31, 2003 between Hydron Technologies, Inc. and the subscribers named therein. (2)

10.3	Agreement dated July 11, 2002 between Hydron Technologies, Inc. and Life International Products, Inc. (2)

10.4	1997 Nonemployee Director Stock Option Plan. (7)

10.5	Bridge Loan Term Sheet for Interim Loans between Hydron Technologies, Inc and Members of the Board of Directors. (2)

10.6	2003 Stock Plan (8)

10.7	Note dated June 14, 2005 in the principal amount of $50,000 payable to Richard Banakus (9)

10.8	Note dated June 14, 2005 in the principal amount of $50,000 payable to Ronald J. Saul and Antonette G. Saul, jointly (9)

10.9	Note dated June 14, 2005 in the principal amount of $50,000 payable to Regis Synan (9)

10.10	Common Stock Purchase Warrant dated June 14, 2005 in favor of Richard Banakus (9)

10.11	Common Stock Purchase Warrant dated June 14, 2005 in favor of Ronald J. Saul and Antonette G. Saul, jointly (9)

10.12	Common Stock Purchase Warrant dated June 14, 2005 in favor of Regis Synan (9)

10.13	Purchase and Sale Agreement by and among Clinical Results, Inc., David Pollock and Douglas Reitz and Hydron Technologies, Inc., dated July 1, 2005 (10)

10.14	Employment Agreement for David Pollock (10)

10.15	Employment Agreement for Richard Douglas Reitz (10)

10.16	Form of Assignment (11)

10.17	Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Richard Banakus (13)

10.18	Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (13)

10.19	Subscription Agreement dated February 5, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (13)

10.20	Common stock Purchase Warrant dated February 1, 2007 in favor of Richard Banakus (13)

10.21	Common stock Purchase Warrant dated February 1, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (13)

10.22	Common stock Purchase Warrant dated February 5, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (13)

10.23	Subscription Agreement dated March 21, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (14)

10.24	Common stock Purchase Warrant dated March 21, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (14)

10.25	Subscription Agreement dated July 18, 2007 between Hydron Technologies, Inc. and Ronald J. Saul and Antonette G. Saul, jointly (16)

10.26	Common stock Purchase Warrant dated July 18, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly (16)

10.27	Promissory note dated August 14, 2007 in the principal amount of twenty five thousand dollars ($25,000) payable to Ronald J Saul and Antonette G. Saul, jointly. (17)

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

10.45	Subscription Agreement dated between Hydron Technologies and Karen Gray for the purchase of 100 Series A Preferred Shares (paid in cash) (24)

10.46	Subscription Agreement dated January 31, 2007 between Hydron Technologies, Inc. and Richard Banakus

10.47	Subscription Agreement dated January 31, 2007 between Hydron Technologies and Ronald J. Saul and Antonette G. Saul, jointly

10.48	Subscription Agreement dated February 5, 2007 between Hydron Technologies and Ronald J. Saul and Antonette G. Saul, jointly

10.49	Common Stock Purchase Warrant dated February 1, 2007 in favor of Richard Banakus

10.50	Common Stock Purchase Warrant dated February 1, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly

10.51	Common Stock Purchase Warrant dated February 5, 2007 in favor of Ronald J. Saul and Antonette G. Saul, jointly

16	Letter from Daszkal Bolton LLP dated December 4, 2006 to the Securities and Exchange Commission (12)

23.2	Consent of Independent Registered Public Accounting Firm - Sherb & Co. LLP

31.1	Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K (filed herewith)

32.1

Certification of Chief Executive Officer, Principal Financial and Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.	Press Release dated July 6, 2005 incorporated by reference to Form 8-K filed on July 8, 2005.

(1)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1985.

(2)	Incorporated by reference to the Company’s report on Form S-3 filed February 11, 2004.

(3)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1987.

(4)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1988.

(5)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1993.

(6)	Incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 1986.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the year ended December 31, 1996.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement for the year ended December 31, 2003.

(9)	Incorporated by reference to Form 8-K filed June 20, 2005

(10)	Incorporated by reference to Form 8-K filed July 8, 2005

(11)	Incorporated by reference to Form 8-K filed November 2, 2005

(12)	Incorporated by reference to Form 8-K filed December 5, 2006

(13)	Incorporated by reference to Form 8-K filed February 7, 2007

(14)	Incorporated by reference to Form 8-K filed March 21, 2007

(15)	Incorporated by reference to Form 8-K filed May 20, 2007

(16)	Incorporated by reference to Form 8-K filed July 18, 2007

(17)	Incorporated by reference to Form 8-K filed August 14, 2007

(18)	Incorporated by reference to Form 8-K filed September 20, 2007

(19)	Incorporated by reference to Form 8-K filed October 3, 2007

(20)	Incorporated by reference to Form 8-K filed October 30, 2007

(21)	Incorporated by reference to Form 8-K filed January 23, 2008

(22)	Incorporated by reference to Form 8-K filed April 15, 2008

(23)	Incorporated by reference to Form 8-K filed May 3, 2008

(24)	Incorporated by reference to Form 8-K filed August 6, 2008

(25)	Incorporated by reference to Form 8-K filed November 18, 2008

(26)	Incorporated by reference to Form 8-K filed October 27, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDRON TECHNOLOGIES, INC.

/s/: Richard Banakus
Richard Banakus
Chairman of the Board, Interim President
Principal Financial and Accounting Officer

Dated: January 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Hydron Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Hydron Technologies, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the for the years ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hydron Technologies, Inc. as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations in 2009 and 2008. These matters raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter is discussed in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Boca Raton, Florida	Certified Public Accountants
January 8, 2010

HYDRON TECHNOLOGIES, INC.
Consolidated Balance Sheets

	September 30, 2009	September 30, 2008

ASSETS
Current assets
Cash	$120,106	$439,000
Due from joint venture, net of $116,041 allowance for doubtful accounts	3,964	—
Assets of discontinued operations	—	579,933

Total current assets	124,070	1,018,933

Property and equipment, net discontinued operations	—	108,036

Deferred product costs, net	81,007	93,977
Intangible assets, net discontinued operations	—	128,359
Restricted cash	2,454	7,823
Investment in joint venture	226,394	—

Total assets	$433,925	$1,357,128

LIABILITIES AND SHAREHOLDERS’ EQUITY / DEFICIT
Current liabilities
Accounts payable	$2,865	$21,466
Royalties payable	3,965	5,069
Accrued liabilities	282,592	293,032
Liabilities of discontinued oparations	—	171,353

Total current liabilities	289,422	490,920

Minority interest in consolidated partnership	170,640	185,653

Shareholders’ equity / deficit
Preferred stock - $.01 par value 5,000,000 shares
authorized; no shares issued or outstanding	—	—
Preferred stock Series A - $100 par value 15,000 shares
authorized; 13,000 shares, issued or outstanding	1,300,000	1,300,000
Common stock - $.01 par value
30,000,000 shares authorized; 19,621,176
shares, issued and outstanding	196,211	196,211
Additional paid-in capital	22,175,034	22,164,254
Accumulated deficit	(23,689,566)	(22,972,094)
Treasury stock, at cost 10,000 shares	(7,816)	(7,816)

Total shareholders’ equity / deficit	(26,137)	680,555

Total liabilities and shareholders’ equity / deficit	$433,925	$1,357,128

See accompanying notes to audited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Year ended September 30,
	2009	2008

Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

Expenses
Royalty expense	—	10,770
Selling, general & administration	205,369	160,701
Amortization	12,968	17,557
Loss from interest in joint venture	237,517	—
Loss on impairment of investment	226,393	—

Total expenses	682,247	189,028

Operating loss	(682,247)	(189,028)

Interest income net of interest expense of $4,000 (2009), interest(expense) net of interest income of $0 (2008)	1,393	(65,656)

Loss before income taxes and minority interest	(680,854)	(254,684)

Income taxes expense	—	—
Minority interest in subsidiary	15,014	22,153

Loss from Continuing Operations	$(665,840)	$(232,531)

Discontinued Operations
Loss from Discontinued Operations	(51,632)	(466,661)

Net loss	$(717,472)	$(699,192)

Net loss per common share:
Basic and fully diluted:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	$(0.01)	$(0.02)

	$(0.04)	$(0.04)

Weighted average common shares outstanding basic and diluted	19,621,176	19,378,871

See accompanying notes to audited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock (at cost)	Total Equity/ (Deficit)

	Shares	Amount	Shares	Amount

Balance at September 30, 2007	—	$—	17,134,668	$171,346	$21,846,680	$(22,272,902)	$(7,816)	$(262,692)
Exercise of stock options	—	—	62,500	625	11,875			12,500
Issuance of common shares in lieu of interest on loan payable	—	—	24,008	240	4,343	—	—	4,583
Warrants issued in connection with loan payable	—	—	—	—	4,200	—	—	4,200
Compensation expense from stock option awards	—	—	—	—	21,156	—	—	21,156
Issuance of common shares for private offering	—	—	2,200,000	22,000	253,000	—	—	275,000
Issuance of common shares in conversion of note payable	—	—	200,000	2,000	23,000	—	—	25,000
Issuance of preferred shares for private offering	10,100	1,010,000	—	—	—	—	—	1,010,000
Issuance of preferred shares for conversion of notes payable	2,900	290,000	—	—	—	—	—	290,000
Net loss	—	—	—	—	—	(699,192)	—	(699,192)

Balance at September 30, 2008	13,000	1,300,000	19,621,176	196,211	22,164,254	(22,972,094)	(7,816)	680,555
Compensation expense from								—
stock option awards	—	—	—	—	10,780	—	—	10,780
Net loss	—	—	—	—	—	(717,472)	—	(717,472)

Balance at September 30, 2009	13,000	$1,300,000	19,621,176	$196,211	$22,175,034	$(23,689,566)	$(7,816)	$(26,137)

See accompanying notes to consolidated financial statements.

HYDRON TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year ended September 30,
	2009	2008

OPERATING ACTIVITIES
Loss from continuing operations	$(665,840)	$(232,531)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Minority interest	(15,014)	(22,154)
Amortization	12,968	17,557
Bad debt	116,041	—
Compensation expense from stock option awards	10,780	21,156
Warrants issued from loans payable	—	4,200
Deferred financing costs	—	36,824
Common stock issued for interest expense	—	4,583
Investment in joint venture	237,517	—
Impairment of investment	226,393	—
Change in operating assets and liabilities
Restricted cash	5,369	61,030
Due from joint venture	(120,005)	—
Accrued interest	—	16,534
Accounts payable	(18,599)	(78,151)
Accrued liabilities	(16,296)	(20,257)
Royalties payable	(1,104)	(7,206)

Net cash used in continuing activities	(227,790)	(198,415)

Loss from discontinued operations	(51,632)	(466,661)
Adjustments to reconcile net loss from discontinued operations to net cash provided (used) in discontinued operating activities
Depreciation and amortization	—	74,486
Bad debt expense	—	8,318
(Decrease) Increase in net assets from discontinued operations	326,025	(223,751)
(Decrease) Increase in net liabilities from discontinued operations	(165,497)	(45,904)

Net cash provided by (used) in discontinued operations	108,896	(653,512)

Net cash (used) in operating activities	(118,894)	(851,927)

INVESTING ACTIVITIES
Investment in joint venture	(200,000)	—

Net cash used in investing activities	(200,000)	—

FINANCING ACTIVITIES
Cash overdraft	—	(15,287)
Proceeds from issuance of Common Stock	—	275,000
Proceeds from issuance of Preferred Stock Series A		1,010,000
Loan payable, proceeds	—	40,000
Payments on capital leases	—	(31,286)
Proceeds from exercise of stock options	—	12,500

Net cash provided by financing activities	—	1,290,927

Net increase (decrease) in cash and cash equivalents	(318,894)	439,000

Cash and cash equivalents at beginning of period	439,000	—

Cash and cash equivalents at end of period	$120,106	$439,000

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued to pay accrued interest	$—	$4,583

Warrants issued in connection with private offering	—	300,000

Cash paid for interest	$349	—

Assets contributed in joint venture	490,303	—

Preferred stock issued for cancellation of notes payable	$—	$290,000

Common stock issued for cancellation of note payable	$—	$25,000

Cash paid for interest	$—	$349

See accompanying notes to audited consolidated financial statements.

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

Brand Builders International was founded by Ilonka Harezi, the driving force behind Teslar Technology and the Philip Stein Teslar watches. The new Joint Venture, was intended to combine the expertise of the two entities for the re-positioning and re-launching of the Hydron named brands, utilizing the marketing and distribution expertise of Ilonka Harezi, her success with the Teslar brand and her Brand Builders International team.

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

On July 2, 2008 by Unanimous Written Consent, the Board of Directors authorized an amendment to its Certificate of Incorporation (the Certificate) to designate the terms of a Series A Preferred Shares offering from authorized undesignated shares of Preferred Stock as allowed by its Certificate and New York law. On July 30, 2008 the Company closed on a $1.3 million private placement of Series A Preferred Shares which was raised primarily through existing accredited Hydron common shareholders.

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

Subsequent to March 31, 2009, the Company and BBRX became aware of potentially fraudulent transactions and both parties are investigating the nature, perpetrators, and scope of the fraudulent activity. Based on our findings to date, the Company believes that the consolidated financial statements as reported herein and previously reported are not materially misstated as a result of these suspected fraudulent transactions.

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

Restricted cash

The Company had restricted cash of $2,454 and $7,823 at September 30, 2009 and 2008 respectively, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company’s normal operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2009, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Deferred Product Costs

Deferred product costs consist primarily of costs incurred for the purchase and development of patents and product rights. The deferred product costs are being amortized over their estimated useful lives of five to seventeen years using the straight-line method.

Investments

The Company accounts for its investments using the equity method unless the value of an investment has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying values when the other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the investment, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods.

Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2009, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Common Stock, Common Stock Options

The Company uses the fair value recognition provision of ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

The Company also uses the provisions of ASC 505-50, “Equity Based Payments to Non-Employees,” to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

For the twelve month periods ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $10,780 and $21,156 respectively.

Earnings (loss) Per Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

For the net-loss periods ended September 30, 2009 and 2008, we excluded any effect of the 580,000 and 12,000 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

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

Accordingly, the Company has reported the assets assigned as discontinued operations, and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation

Fair value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Recent accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Non-controlling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of non-controlling interests is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of non-controlling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents non-controlling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to non-controlling interests.” The adoption of SFAS No. 160 will have a material impact on the Company’s financial statements when adopted in fiscal 2010.

Note 2 - Investment in Brand Builders Rx, LLC

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

Assets assigned to the joint venture consisted of the following:

Trade accounts receivable	$(12,000)
Inventories	457,601
Prepaid expenses	19,737
Property and equipment, net	108,036
Intangible assets, net	128,359
Deposits	5,699
Accounts Payable	(72,252)
Deferred revenues	(65,247)
Accrued liabilities	(27,998)

541,935
Loss on discontinued assets	(51,632)

Assets assigned to joint venture	490,303
Cash contributed	200,000

Investment in joint venture	690,303
Loss from interest in joint venture	(237,517)

452,786
Loss on impairment of investment in joint venture	(226,393)

Investment in joint venture at September 30, 2009	$226,394

Management is still analyzing details of the transaction that may require future adjustments.

Due From Joint Venture

Amounts due to the Company from the joint venture consisted of the following at September 30, 2009:

Accounts Receivable	$120,005
Less : Allowance for Doubtful accounts	(116,041)

Accounts Receivable, Net	$3,964

The Company’s allowance for doubtful accounts was $116,041 for the year ended September 30, 2009.

Note 3. Deferred Product Costs

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

At September 30, 2009 and 2008 deferred product costs consisted of the following:

	2009	2008

Deferred product cost	$351,818	$351,818
less accumulated amortization	(270,811)	(257,841)

	$81,007	$93,977

Amortization expense for the fiscal years ended September 30, 2009 and 2008 was approximately $13,000 and $17,600, respectively.

Estimated future amortization of deferred product costs are as follows:

2010	9,432
2011	9,064
2012	8,696
2013	8,323
thereafter	45,492

$81,007

Note 4. Royalty Agreements

Pursuant to an agreement dated June 25, 1976, the Company, then known as Dento-Med Industries, Inc., entered into an agreement (the “Original Agreement”) with The National Patent Development Corporation (now known as GP Strategies) relating to certain products composed wholly or partly of the Hydron™ polymer (the “Polymer”). The Original Agreement has been amended in several significant respects by an agreement dated November 30, 1989 that amends and restates the Original Agreement (the “Current Agreement;” and, as so amended and restated, the “Hydron Agreement”). In June 2000, GP Strategies decided to reorganize and in connection with this reorganization contributed the Hydron Agreement to its subsidiary, Hydro Med Sciences, Inc., now known as Valera Pharmaceuticals, Inc. (“Valera”), as part of a spin-off of its drug delivery system business. In April 2007, Valera was acquired by Indevus Pharmaceuticals, Inc. (“Indevus”). OnMarch 23, 2009, Indevus was acquired by Endo Pharmaceuticals (“Endo”).

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

Pursuant to the Hydron Agreement, the Company was granted an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Polymer in certain consumer and oral health fields while Valera was granted the exclusive right to manufacture, sell or distribute any prescription drug or medical device and certain other products made with the Polymer. The agreement continues indefinitely, unless terminated earlier by the parties. With the exception of certain de minimis payments relating to dental products by National Patent to date, only the Company has been obligated to make royalty payments under the Hydron Agreement. However, based on a review of reports filed by Indevus and now Endo with the Securities Exchange Commission and a review of Endo’s website, the Company understands that Endo has Products under development that represent potential royalty payments to the Company under the Hydron Agreement. There can be no assurance that any such Products will ever be brought to market or, if they are brought to market, the amount or timing of any future royalty payments that may be payable to the Company under the Hydron Agreement.

In August 2004, the Company contributed its rights under the Hydron Agreement to Hydron Royalty Partners Ltd., LLP, a Florida limited liability limited partnership (the “Partnership”) pursuant to the terms of a Capital Contribution and License Agreement (the “Contribution Agreement”). Under the Contribution Agreement, in consideration of the contribution of its rights under the Hydron Agreement, the Company received a 50.001% interest in the Partnership; and the Partnership agreed to (i) pay the Company’s then outstanding royalty payment obligations to Valera under the Hydron Agreement and future royalty obligations payable to Valera or its assigns up to an aggregate of $300,000, and (ii) license back to the Company all rights granted to the Company under the Hydron Agreement on an exclusive world-wide royalty free basis with the right to grant sublicenses there under, and to manufacture, sell or distribute any product permitted to be manufactured, sold or distributed by the Company under the Hydron Agreement.

The Company is the General Partner of the Partnership. Under the terms of the Partnership’s Limited Liability Limited Partnership Agreement (the “Partnership Agreement”), the Partnership’s limited partners may, by the affirmative vote of all of the partners who are not affiliates of the General Partner, remove the General Partner for certain specified reasons, including the breach by the Company of its obligations under the Contribution Agreement, including the Company’s obligation to make royalty payments owed under the Hydron Agreement.

Under the terms of the Partnership Agreement, each partner is entitled to receive distributions from available funds including royalty payments received under the Hydron Agreement in proportion to its respective interest in the Partnership.

Under the Hydron Agreement an aggregate of $3,965 and $5,069 was accrued and unpaid as of September 30, 2009 and 2008, respectively. For the twelve month periods ended September 30, 2009 and 2008, the Company recorded royalty expenses of $0 and $10,770, respectively. The Company was reimbursed from Brand Builders Rx in the amount of $14,048 for the royalty expenses in 2009. While the Company has not received any royalty payments, or been advised of any sales that would entitle it to royalty payments to date, according to the Endo website, certain Hydron implant milestones are noteworthy:

•

Endo currently markets two (2) once-yearly Hydron Implants. Both products, one addressing prostate cancer and the other addressing central precocious puberty, were specifically excluded from the cross-royalty agreement. To date, to the extent of the Company’s belief, these implants are providing appropriate dosing for the life of the implant.

•

On November 28, 2007, Indevus reported positive results from a Phase II Octreotide Implant trial, along with their expectation that a Phase III trial will begin in the first half of 2008. If ultimately successful in bringing the Octreotide implant to market, this implant is likely to be the first product subject to the cross-royalty arrangement.

•	On September 30, 2008, Indevus announced the initiation of a Phase III clinical trial of the Octreotide Implant for Acromegaly. Endo is continuing these trials.

Note 5. Accrued Liabilities

At September 30, 2009 and 2008, accrued liabilities consisted of the following:

	2009	2008

Dividends payable	$83,163	$83,163
Director fee payable	157,270	138,520
Professional fees	19,760	40,500
Interest	21,651	21,651
Other	748	9,198

	$282,592	$293,032

Note 6. Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. Due to losses, the Company has not provided for current income tax expense in either the fiscal year ended September 30, 2009 or 2008.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	2009	2008

Net operating loss carryforwards	$6,822,000	$7,324,000
Tax credit carry forwards	168,000	168,000
Other	433,000	498,000

Deferred tax assets	7,423,000	7,990,000

Less valuation allowance	(7,423,000)	(7,990,000)

Total net deferred taxes	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $7,423,000 valuation allowance at September 30, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance decreased by $567,000 in 2009.

As of September 30, 2009, the Company had an unused net operating loss carry forward of approximately $18,130,000 available for use on its future corporate income tax returns. These net operating loss carry forwards expire in September 2029. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

The reconciliation of income tax rates, computed at the U.S. federal statutory tax rates, to income tax expense is as follows:

	2009	2008

Tax at U.S. statutory rates	34%	34%
State income taxes, net of federal tax benefit	3%	3%
Permanent differences	0%	-4%
Increase in valuation allowance	-37%	-33%

	0%	0%

Note 7. Loans Payable

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership which includes two directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008. This loan is still outstanding and continues to accrue interest. The Company had accrued $4,877 of interest on the note due to the Note holder. This amount is eliminated in consolidation.

Note 8. Stock Options and Warrants

The number of shares of common stock reserved for issuance was 7,117,000 for September 30, 2009 and 9,293,500 for September 30, 2008.

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

During the fiscal year ended September 30, 2009, four shareholders were issued rights to acquire 120,000 common shares with a fair value of $2,980. The fair value of the 20,000 options is the estimated value at January 9, 2009 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price of $0.0415; expected volatility of 462% a risk free interest rate of 1.5%; and expected term of 5 years. The fair value of 100,000 options is the estimated value at May 1, 2009 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price of $0.0215; expected volatility of 826% a risk free interest rate of 2.0%; and expected term of 5 years.

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

Activity with respect to these plans is as follows:

	Options/ Warrants	Range of Exercise Price	Weighted Avg Remaining Contractual life	Weighted Avg Exercise Price	Intrinsic Value

Outstanding at September 30, 2007	1,251,500	$0.11 to $0.81		$0.33	$0.00

Stock options granted	65,000	$0.075		$0.08	$0.00
Stock options expired	(165,000)	$0.243 to $.291		$0.27	$0.00

Outstanding at September 30, 2008	1,151,500	$0.11 to $0.81	2.39	$0.32	$0.00

Stock options granted	120,000	$0.0215 to $0.0415		$0.02	$0.00
Stock options expired	(691,500)	$0.098 to $.81		$0.41	$0.00

Outstanding at September 30, 2009	580,000	$0.0215 to $0.53	2.78	$0.18	$0.00

All intrinsic values are zero. There were no options outstanding, granted or exercised during the fiscal year with an intrinsic value. All outstanding options are exercisable at September 30, 2009.

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

	Options Warrants	Range of Exercise Price	Weighter Average Exercise Price

Outstanding at September 30, 2008	37,000	$0.29 to $0.50	$0.43

Stock options granted	400,000	$0.020
Stock options expired	(425,000)	$.02 to $0.50

Outstanding at September 30, 2009	12,000	$0.30	$0.30

Other Warrants

On November 14, 2003, the Company completed a non-brokered private placement of 2,210,000 Units at $.50 per Unit ($1,105,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $1.00. As of September 30, 2009, all 2,210,000 warrants expired.

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

On May 20, 2007, the Company agreed to extend and amend certain of the terms of the loans (collectively, the “Loan Extension”) made to the Company on June 14, 2005 (collectively, the “Original Loans”) by Mr. Saul, Richard Banakus, the Chairman, interim President and a director of the Company, and Regis Synan (individually, a “Lender” and collectively, the “Lenders”) in the amounts of $50,000, $50,000 and $50,000, respectively. Under the terms of the Loan Extension, the Lenders agreed to extend the maturity date of the Original Loans from June 14, 2007 to June 14, 2008. In consideration for the Loan Extension, the Company agreed to grant each Lender a common stock warrant (the “Loan Extension Warrants”) exercisable for Seventy Five Thousand (75,000) shares of the Common Stock for a five-year period at an exercise price of $0.20 per share of Common Stock. The warrants were valued using the Black Scholes model at $43,400, which is being amortized as interest expense over the life of the notes. As of September 30, 2009, 425,000 warrants are outstanding.

In February 2007, the Company completed a non-brokered private placement of 3,300,000 Units at $.10 per Unit ($330,000) to accredited investors. Each Unit is comprised of one share of Common Stock and one five-year warrant to buy one additional Common Share at $.10. On March 21, 2007 the Company closed on the sale of an additional 500,000 Units at $.10 per Unit ($50,000) to an accredited investor. On July 18, 2007 the Company closed on the sale of an additional 250,000 Units at $.14 per Unit ($35,000) to an accredited investor. As of September 30, 2009, 3,550,000 warrants are outstanding.

On May 22, 2007, Ronald J. Saul, a director of Hydron Technologies, Inc., lent the Company One Hundred Thousand Dollars ($100,000) (the “Loan”). The term of the Loan is six months and bears interest at the rate of ten percent (10%). Interest on the Loan is payable monthly and may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded. In addition, in consideration of the Loan, the Company has granted Mr. Saul a common stock warrant (the “Loan Warrant”) exercisable for One Hundred Thousand (100,000 shares of Common Stock for a five-year period at an exercise price of $0.2115 per share of Common Stock. The warrants were valued using the Black Scholes model at $21,040, which is being amortized as interest expense over the life of the notes. As of September 30, 2009, 100,000 warrants are outstanding.

On October 3, 2007, the Company, closed on a private offering of 1,400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock at $0.13. On October 30, 2007, the Company, closed on a private offering of 400,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock at $0.13. As of September 30, 2009, 1,800,000 warrants are outstanding.

On January 23, 2008, the Company, closed on a private offering of 600,000 units (“Units”), comprised of one (1) share (“Share”) of its Common Stock and one (1) warrant (“Warrant”) for the purchase of one (1) share of Common Stock at $0.13. As of September 30, 2009, 600,000 warrants are outstanding.

On April 9, 2008, the Company borrowed Forty Thousand Dollars ($40,000) (the “Loan”) from Richard Banakus, the Chairman, interim President and a director of the Company (the “Lender”). In connection with the Loan, the Lender received a common stock purchase warrant (the “Warrant”) entitling Mr. Banakus to purchase Fifty Thousand (50,000) shares of Common Stock at an exercise price of Eight and Four-Tenths of a Cent ($.084) per share for a five-year period. The Warrant provides that in the event that the Company shall grant “piggy back” registration rights to any other party to cause the Company’s Common Stock or any security exercisable or exchangeable for, or convertible into, shares of Common Stock to be included in a registration statement filed by the Company for sale by any selling shareholder or by the Company, the Company will grant the holders of Warrant similar registration rights. The warrants were valued using the Black Scholes model at $4,200, which is being amortized as interest expense over the life of the notes. As of September 30, 2009, 50,000 warrants are outstanding.

The Company recognized $10,780 and $21,156 in share based compensation expense for the fiscal year ended September 30, 2009 and 2008, respectively. No options were granted to employees during the fiscal year ended September 30, 2009. Options to purchase 65,000 shares were granted to employees during the fiscal year ended September 30, 2008.

Note 9. Equity

Common Stock

For the fiscal year ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $10,780 and $21,156 respectively

During the fiscal year ended September 30, 2008, the Company issued 62,500 shares of common stock in connection with the exercise of common stock options for net proceeds of $12,500. Of these options, 62,500 were exercised at $0.20.

In connection with loans payable to the Company during the fiscal year ended September 30, 2008 the Company issued 24,008 shares of common stock, interest on the Loans may be paid in cash, or at the option of the Company, in shares of common stock of the Company (“Common Stock”), valued for this purpose at the average of the high and low sale prices for a share of Common Stock averaged over the last ten days on which the Common Stock traded.

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

Preferred Stock

On July 30, 2008, Hydron Technologies, Inc., the Company, closed on a private offering (the “Offering”) of thirteen thousand (13,000) of its Series A Preferred Shares. The Company received aggregate gross proceeds of $1,010,000 from the sale of the Series A Preferred Shares in the Offering. After issuance of the Series A Preferred Shares sold in the Offering, the Company has a total of 13,000 Series A Preferred Shares outstanding.

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

Note 10. Related Party

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership which includes three directors of the Company and several significant shareholders of the Company as limited partners. Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company. Amounts lent bear interest at 10% per annum. The outstanding principal and interest on the note is payable on December 6, 2008. The loan is still outstanding as of December 31, 2009.

Note 11. Management’s Plan

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

The Company’s working capital was approximately ($165,000) at September 30, 2009, including cash and cash equivalents of approximately $120,000. Cash used by continuing operating activities was $227,790 and cash used in investing activities was $200,000 during the year ended September 30, 2009. This was offset by proceeds from discontinued operating activities of $108,896.

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

Licensing of the Company’s Patented Intellectual Property

The Company continues to own its patented intellectual property (“IP”) but has licensed its user according to the terms agreed to in the Joint Venture Agreement. With the exception of the super-oxygenation technology the licensing is royalty free to the Joint Venture. The Joint Venture is however responsible to the Company for any royalties required to be paid by Hydron under the Hydron Agreement.

Majority ownership of Hydron Royalty Partners Ltd., LLLP (the “Partnership”)

The Company will continue to serve as General Partner and own the majority ownership percentage of the Partnership.

Note 12. Discontinued Operations

As described in Note 1, on November 11, 2008, the Company, entered into certain agreements with Brand Builders International, LLC, a Delaware limited liability company (“Harezi”) relating to a joint venture between the Company and Harezi to be formed as Brand Builders Rx, LLC, a Delaware limited liability company (the “Joint Venture”). The Joint Venture was formed for the purpose of designing, marketing, selling, and managing certain technologies and products including, but not limited to, those contributed by the Company.

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