Form 10-Q
period 2009-12-31
HYDRON TECHNOLOGIES INC
filed 2010-02-12
CIK 28146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒          Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: December 31, 2009

Or

☐          Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 000-06333

HYDRON TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	13-1574215
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or organization)

9843 18th Street N, Suite 150
Saint Petersburg, FL 33716	(727)342-5050
(Address of Principal Executive Offices)	(Registrant’s telephone number)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Number of shares of common stock outstanding as of February 12, 2010: 19,621,176

HYDRON TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31, 2009 (unaudited)	September 30, 2009 (audited)

ASSETS
Current assets
Cash	$118,900	$120,106
Due from joint venture, net of $116,041 allowance for doubtful accounts	4,771	3,964

Total current assets	123,671	124,070

Deferred product costs, net	78,070	81,007
Restricted cash	2,405	2,454
Investment in joint venture	247,727	226,394

Total assets	$451,873	$433,925

LIABILITIES AND SHAREHOLDERS’ EQUITY / DEFICIT

Current liabilities
Accounts payable	$5,424	$2,865
Royalties payable	4,629	3,965
Accrued liabilities	297,045	282,592

Total current liabilities	307,098	289,422
Shareholders’ equity / deficit
Preferred stock - $.01 par value 5,000,000 shares authorized; no shares issued or outstanding	—	—
Preferred stock Series A - $100 par value 15,000 shares authorized; 13,000 shares, issued or outstanding	1,300,000	1,300,000
Common stock - $.01 par value 30,000,000 shares authorized, 19,621,176 shares, issued and outstanding	196,211	196,211
Additional paid-in capital	22,175,984	22,175,034
Accumulated deficit	(23,686,843)	(23,689,566)
Treasury stock, at cost 10,000 shares	(7,816)	(7,816)

Total Hydron Technologies, Inc. shareholders’ deficit	(22,464)	(26,137)

Non controlling interest	167,239	170,640

Total equity	144,775	144,503

Total liabilities and shareholders’ equity	$451,873	$433,925

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31,
	2009	2008

Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

Expenses
Royalty expense	—	5,590
Selling, general & administration	19,180	29,017
Amortization	2,937	4,159
(Gain) Loss from interest in joint venture	(21,333)	52,537

Total expenses	784	91,303

Operating loss	(784)	(91,303)

Interest income net of interest expense of $0 (2009), interest income net of interest expense of $1,008 (2008)	106	645

Loss before income taxes	(678)	(90,658)
Income taxes expense	—	—

Loss from Continuing Operations	(678)	(90,658)

Discontinued Operations
Loss from Discontinued Operations	—	(51,632)

Net loss	(678)	(142,290)

Add: Net gain attributable to noncontrolling interest	3,401	6,388

Net gain (loss) attributable to Hydron Technologies, Inc.	$2,723	$(135,902)

Net loss per common share:
Basic and fully diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$—	$(0.00)

	$(0.00)	$(0.01)

Weighted average common shares outstanding basic and diluted	19,621,176	19,621,176

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
 (unaudited)

	Three months ended December 31,
	2009	2008

OPERATING ACTIVITIES
Loss from continuing operations	$(678)	$(90,658)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Amortization	2,937	4,159
Compensation expense from stock option awards	950	7,800
Investment in joint venture	(21,333)	52,537
Change in operating assets and liabilities
Restricted cash	49	5,098
Due from joint venture	(807)	(108,674)
Accounts payable	2,559	(10,299)
Accrued liabilities	14,453	(6,986)
Royalties payable	664	521

Net cash used in continuing activities	(1,206)	(146,502)

Loss from discontinued operations	—	(51,632)
Adjustments to reconcile net loss from discontinued operations to net cash provided (used) in discontinued operating activities
(Decrease) Increase in net assets from discontinued operations	—	326,025
(Decrease) Increase in net liabilities from discontinued operations	—	(165,497)

Net cash provided by (used) in discontinued operations	—	108,896

Net cash (used) in operating activities	(1,206)	(37,606)

INVESTING ACTIVITIES
Investment in joint venture	—	(200,000)

Net cash used in investing activities	—	(200,000)

FINANCING ACTIVITIES
	—	—

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(1,206)	(237,606)

Cash and cash equivalents at beginning of period	120,106	439,000

Cash and cash equivalents at end of period	$118,900	$201,394

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$—	349

Assets contributed in joint venture	—	490,303

See accompanying notes to unaudited consolidated financial statements.

Hydron Technologies, Inc
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009 and 2008

Note A. Description of Business and Summary of Significant Accounting Policies

1. Organization of Business

Hydron Technologies, Inc. (“the Company”), a New York corporation organized on January 30, 1948, maintains its principal office in St. Petersburg, Florida.

Through September 30, 2008, Hydron Technologies, Inc. marketed a broad range of cosmetic and oral health care products, many using a moisture-attracting ingredient (the “Hydron® polymer”) and a topical delivery system for active ingredients including pharmaceuticals. The Company holds U.S. and international patents on, what management believes is, the only known cosmetically acceptable method to suspend the Hydron polymer in a stable emulsion for use in personal care/cosmetic products. The Company also developed other personal care/cosmetic products for consumers using its patented technology.

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

Faced with the necessity to raise the money required to meet the terms of the Joint Venture Agreement and to fund the Company’s anticipated expenses until the Joint Venture was expected to deliver results, the Board concluded that the best available option for the Company was to raise the funds by soliciting interest in the Company’s only other salable asset, the potential value of the cross-royalty arrangement with Valera Pharmaceuticals, Inc. (“Valera”), which is held indirectly by the Company through its interest in Hydron Royalty Partners, Ltd., LLLP, a Florida limited partnership (the “Partnership”). Based on the Company’s balance sheet, debt position, and the results of other options explored to date, the Company determined that no other available option would raise the necessary funds in the timeframe necessary to complete the Joint Venture.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended September 30, 2009, which is included in the Company’s Form 10-K for the year ended September 30, 2009. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

In November 2008, the Company transferred substantially all of its assets, including all of its operating assets, to Brand Builders International, LLC (the “JV”). Although the Company holds a 50% member interest and has representation on the JV’s board of managers, the Company no longer operates the business. The financial information we are relying on was provided to the Company by the JV.

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company’s independent accountants issued a “going concern” opinion on the Company’s September 30, 2009 financial statements, since the Company has experienced losses from operations in 2009 and 2008. This matter raises substantial doubt about the Company’s ability to continue as a going concern

Note B – Summary of Significant Accounting Policies

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

Restricted cash

The Company had restricted cash of $2,405 and $2,454 at December 31, 2009 and September 30, 2009 respectively, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company’s normal operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

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

Investments

The Company accounts for its investments using the equity method unless the value of an investment has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying values when the other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the investment, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectations, could result in additional other-than-temporary losses in future periods.

Non-controlling Interest

Non-controlling interests in our subsidiary are recorded as a component of our equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2009, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

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

For the three month periods ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $950 and $7,800 respectively.

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

For the net-loss periods ended December 31, 2009 and 2008, we excluded any effect of the 605,000 and 0, and 650,000 and 412,000 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

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

Recent accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2009-13 (ASC Topic 605) which provides authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-14 (ASC Topic 985) which provides authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05 (ASC Topic 820) which amends the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and did not have a material impact on our financial statements.

In June 2009, the FASB issued ASU No. 2009-17 (ASC Topic 810) that revises the guidance on variable interest entities, which becomes effective the first annual reporting period after November 15, 2009 and will be effective for the Company in fiscal 2011. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is evaluating the potential impact of the implementation of this authoritative guidance on its financial statements, but would not expect it to have a material impact.

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

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2010 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of non-controlling interests is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of non-controlling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents non-controlling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to non-controlling interests.” The company adopted SFAS No. 160 as of fiscal 2010.

Note C - Investment in Brand Builders Rx, LLC

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

The Management Services Agreement between the Joint Venture and the Company entitles Harezi to a management fee in exchange for Harezi’s marketing, administrative and management services. The management fee is equal to an additional ten percent (10%) of the total amount of distributions made to the members of the Joint Venture, other than distributions made for the purpose of paying taxes.

The Company and Harezi entered into a Buy-Sell Agreement providing for restrictions on transfer of its respective member interests in the Joint Venture, including right of first refusals, come-along rights and drag-along rights.

Assets assigned to the joint venture consisted of the following:

Trade accounts receivable	$(12,000)
Inventories	457,601
Prepaid expenses	19,737
Property and equipment, net	108,036
Intangible assets, net	128,359
Deposits	5,699
Accounts Payable	(72,252)
Deferred revenues	(65,247)
Accrued liabilities	(27,998)

541,935
Loss on discontinued assets	(51,632)

Assets assigned to joint venture	490,303
Cash contributed	200,000

Investment in joint venture	690,303

	December 31, 2009	September 30, 2009

Investment in joint venture	$226,394	$690,303
Gain (Loss) from interest in joint venture	21,333	(237,517)

	247,727	452,786
Loss on impairment of investment in joint venture	—	(226,392)

Investment in joint venture	$247,727	$226,394

Management is still analyzing details of the transaction that may require future adjustments.

Due From Joint Venture

Amounts due to the Company from the joint venture consisted of the following :

	December 31,2009	September 30,2009

Accounts Receivable	$120,812	$120,005
Less : Allowance for doubtful accounts	(116,041)	(116,041)

Accounts receivable net	$4,771	$3,964

The Company’s allowance for doubtful accounts was $116,041 at December 31, 2009 and September 30, 2009.

Note D – Share Based Compensation

The Company recognized $950 and $7,800 in share based compensation expense for the three month period ended December 31, 2009 and 2008, respectively. An option to purchase 25,000 shares was granted to a director during the three months ended December 31, 2009. An option to purchase 400,000 shares was granted to a consultant during the three months ended December 31, 2008 which were subsequently forfeited.

For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period.

The fair value of the options is the estimated value at October 23, 2009 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Exercise price of $0.038; expected volatility of 827% a risk free interest rate of 2.5%; and expected term of 5 years.

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

Note E – Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

	December 31, 2009	September 30, 2009

Dividends payable	$83,163	$83,163
Director fee payable	162,270	157,270
Professional fees	29,213	19,760
Interest	21,651	21,651
Other	748	748

	$297,045	$282,592

Note F – Equity

Common Stock

For the three month period ended December 31, 2009 and 2008, the Company recorded stock-based compensation expense of $950 and $7,800 respectively

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

The Company’s working capital was approximately ($183,000) at December 31, 2009, including cash and cash equivalents of approximately $119,000. Cash used by continuing operating activities was $1,200 during the period ended December 31, 2009.

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

Pursuant to the Capital Contribution Agreement, the Company has agreed to contribute Two Hundred Thousand Dollars ($200,000) in cash and assign substantially all of its assets, other than certain excluded assets provided therein, and license or sublicense certain rights to the Company’s intellectual property, subject to performance and payment obligations of the Joint Venture and to the terms of the License Agreement entered into between the Company and the Joint Venture. The Company assigned such assets valued at $490,303 to the Joint Venture pursuant to the Assignment Agreement. The Company realized a loss from discontinued operations of $51,632 during the three months ended December 31, 2008.

Note J – Subsequent Events

We have evaluated subsequent events through February 12, 2010, the date of issuance of the unaudited consolidated financial statements. During this period we did not have any material recognizable subsequent events.

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

In August 2004, Hydron, as general partner, formed the Partnership for the purpose of funding existing royalty obligations and a portion of future royalty obligations in consideration of sharing future royalty income that may arise from Hydron’s agreement with Valera. The Partnership completed a non-brokered private placement of Limited Partnership Interest to ten accredited investors including Hydron’s Chairman, Richard Banakus and three other Hydron Directors, Ronald J. Saul, Regis Synan and Donna M. Murphy. Each limited partner invested $30,000 or an aggregate of $300,000 for a 49.999% interest in the Partnership. The establishment of the Partnership allowed Hydron to meet its current and future royalty obligations and retain the possibility of a significant royalty income stream opportunity.

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

The Company’s working capital was approximately ($183,000) at December 31, 2009, including cash and cash equivalents of approximately $119,000. Cash used by continuing operating activities was $1,200 during the period ended December 31, 2009.

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

Results of Operations

Results of Operations - 2009 versus 2008

Royalty expenses for the three months ended December 31, 2009 were $0 representing a decrease of $5,590 or 100% from royalty expense of $5,590 for the three months ended December 31, 2008. The decrease is due to The Company being reimbursed from Brand Builders Rx in the amount of $3,964 for the royalty expenses in the three months ended December 2009. An aggregate of $4,629 was accrued and unpaid as of December 31, 2009. This amount is adequate to cover any royalties that are payable through December 2009.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2009 were $19,180 representing a decrease of $9,837 or 34% from SG&A expenses of $29,017 for the three months ended December 31, 2008. The decrease is due primarily to decreased professional fees due to the joint venture in 2008.

Amortization expense was $2,937 for the three months ended December 31, 2009, a decrease of $1,222 or 29% from $4,159 for the three months ended December 31, 2008.

Net interest income was $106 for the three months ended December 31, 2009 a decrease of $539 or 84% compared to net interest income of $645 for the three months ended December 31, 2008.

Gain (Loss) from interest in joint venture for the three months ended December 31, 2009 was $21,333 compared to ($52,537) the three months ended December 31, 2008. This interest is created from a 50% interest in Brand Builders Rx, LLC, increase is due to better operating results in Brand Builders Rx, LLC.

The Company had a net loss from continuing operations of $678 for the three months ended December 31, 2009, representing a decrease of $89,980 or 99% from the net loss of $90,658 for the three months ended December 31, 2008, primarily as a result of the factors discussed above.

The Company had a net loss from discontinuing operations of $0 for the three months ended December 31, 2009, representing a decrease of $51,632 or 100% compared to $51,632 for the three months ended December 31, 2008. This decrease was due to the Company discontinuing operations due to the formation of the joint venture.

Net income attributable to non-controlling interest for the three months ended December 31, 2009 was $3,401 compared to $6,388 for the three months ended December 31, 2008. This non-controlling interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

Application of Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to bad debts, investments, intangible assets, income taxes, restructuring, and contingencies and litigation. Management bases these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company has established and maintains disclosure controls and other procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that material information relating to the Company required to be disclosed in its reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated accurately to the Company’s management, including its Chairman of the Board and Interim President who also acts as our principal financial and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can only provide reasonable, not absolute assurance, that the objectives of the disclosure controls and procedures are met.

For the quarter ended December 31, 2009, management, with the participation of the Company’s Chairman of the Board and Interim President who also acts as our principal financial and principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s Chairman of the Board and Interim President who also acts as our principal financial and principal accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended December 31, 2009, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: February 12, 2010