Form 10-Q
period 2010-03-31
HYDRON TECHNOLOGIES INC
filed 2010-05-11
CIK 28146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2010

Or

☐      Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 000-06333

HYDRON TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	13-1574215
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

9843 18th Street N, Suite 150 Saint Petersburg, FL 33716	(727)342-5050
(Address of Principal Executive Offices)	(Registrant's telephone number)

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

Yes ☐        No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☑

Number of shares of common stock outstanding as of May 10, 2010: 19,621,176

HYDRON TECHNOLOGIES, INC.

Consolidated Balance Sheets

	March 31, 2010	September 30, 2009
	(unaudited)	(audited)

ASSETS

Current assets
Cash	$29,962	$120,106
Loan receivable from joint venture	68,999	—
Due from joint venture, net of 116,041 allowance for doubtful accounts	8,668	3,964
Total current assets	107,629	124,070

Deferred product costs, net	75,712	81,007
Restricted cash	2,366	2,454
Investment in joint venture	217,461	226,394
Total assets	$403,168	$433,925

LIABILITIES AND SHAREHOLDERS' EQUITY / DEFICIT

Current liabilities
Accounts payable	$3,927	$2,865
Royalties payable	3,773	3,965
Accrued liabilities	297,545	282,592
Total current liabilities	305,245	289,422

Shareholders' equity / deficit
Preferred stock - $.01 par value
5,000,000 shares authorized; no shares issued or outstanding	—	—
Preferred stock Series A - $100 par value
15,000 shares authorized; 13,000 shares, issued or outstanding	1,300,000	1,300,000
Common stock - $.01 par value
30,000,000 shares authorized; 19,621,176 shares, issued and outstanding	196,211	196,211
Additional paid-in capital	22,175,984	22,175,034
Accumulated deficit	(23,730,255)	(23,689,566)
Treasury stock, at cost 10,000 shares	(7,816)	(7,816)
Total Hydron Technologies, Inc. shareholders' deficit	(65,876)	(26,137)
Non controlling interest	163,799	170,640
Total shareholders' equity	97,923	144,503
Total liabilities and shareholders' equity	$403,168	$433,925

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,		Six Months ended March 31,
	2010	2009	2010	2009
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Expenses
Royalty expense	—	5,255	—	10,844
Selling, general & administration	15,267	142,348	34,447	171,367
Amortization	2,358	2,937	5,295	7,096
Loss from interest in joint venture	30,265	120,203	8,933	172,740
Loss on impairment of investment	—	258,781	—	258,781
Total expenses	47,890	529,524	48,675	620,828

Operating loss	(47,890)	(529,524)	(48,675)	(620,828)

Interest income net of interest expense of $335 3 months and,
$1,332 6 months (2010), interest income net of interest
expense of $987 3 mos and $1,995 6 months (2009)	1,038	192	1,145	837
Loss before income taxes	(46,852)	(529,332)	(47,530)	(619,991)
Income taxes expense	—	—	—	—
Loss from Continuing Operations	(46,852)	(529,332)	(47,530)	(619,991)

Discontinued Operations
Loss from Discontinued Operations	—	—	—	(51,632)

Net loss	(46,852)	(529,332)	(47,530)	(671,623)
Add: Net gain attributable to noncontrolling interest	3,440	6,312	6,841	12,700
Net loss attributable to Hydron Technologies, Inc.	$(43,412)	$(523,020)	$(40,689)	$(658,923)

Net loss per common share:
Basic and fully diluted:
Continuing operations	$(0.00)	$(0.03)	$(0.00)	$(0.03)
Discontinued operations	$—	$—	$—	$(0.00)
	$(0.00)	$(0.03)	$(0.00)	$(0.03)

Weighted average common shares outstanding basic and diluted	19,621,176	19,621,176	19,621,176	19,621,176

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended March 31,
	2010	2009
OPERATING ACTIVITIES
Loss from continuing operations	$(47,530)	$(619,991)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Amortization	5,295	7,096
Compensation expense from stock option awards	950	8,630
Bad debt	—	114,845
Impairment of investment	—	258,781
Investment in joint venture	8,933	172,740
Change in operating assets and liabilities
Restricted cash	88	5,201
Due from joint venture	(4,704)	(114,845)
Accounts payable	1,062	(3,984)
Accrued liabilities	14,953	(33,352)
Royalties payable	(192)	186
Net cash used in continuing activities	(21,145)	(204,693)

Loss from discontinued operations	—	(51,632)
Adjustments to reconcile net loss from discontinued operations to net cash provided (used) in discontinued operating activities
(Decrease) Increase in net assets from discontinued operations	—	326,025
(Decrease) Increase in net liabilities from discontinued operations	—	(165,497)
Net cash provided by (used) in discontinued operations	—	108,896

Net cash (used) in operating activities	(21,145)	(95,797)

INVESTING ACTIVITIES
Investment in joint venture	—	(200,000)
Net cash used in investing activities	—	(200,000)

FINANCING ACTIVITIES
Loan receivable from joint venture	(68,999)	—
Net cash (used) in financing activities	(68,999)	—

Net decrease in cash and cash equivalents	(90,144)	(295,797)

Cash and cash equivalents at beginning of period	120,106	439,000

Cash and cash equivalents at end of period	$29,962	$143,203

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$349
Assets contributed in joint venture	$—	$490,303

See accompanying notes to unaudited consolidated financial statements.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

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

During the past several years the Company has attempted to expand its sales through various marketing efforts.  The Company was unable to finance these marketing initiatives from internally generated cash flow alone and when required, raised the needed capital through a number of private placements in its effort to remain solvent.   Up and through 2008, the negative cash position became critical and the Company’s Board of Directors weighed a wide variety of alternatives, including bankruptcy, assignment for the benefit of creditors, the selling of assets and/or potential mergers with other parties. Only the merger option was deemed to provide any potential benefit to existing shareholders.

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

March 31, 2010 and 2009

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

Faced with the necessity to raise the money required to meet the terms of the Joint Venture Agreement and to fund the Company's anticipated expenses until the Joint Venture was expected to deliver results, the Board concluded that the best available option for the Company was to raise the funds by soliciting interest in the Company's only other salable asset, the potential value of the cross-royalty arrangement with Valera Pharmaceuticals, Inc. (“Valera”), which is held indirectly by the Company through its interest in Hydron Royalty Partners, Ltd., LLLP, a Florida limited partnership (the “Partnership”). Based on the Company's balance sheet, debt position, and the results of other options explored to date, the Company determined that no other available option would raise the necessary funds in the timeframe necessary to complete the Joint Venture.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2009, which is included in the Company's Form 10-K for the year ended September 30, 2009. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

In November 2008, the Company transferred substantially all of its assets, including all of its operating assets, to Brand Builders International, LLC (the "JV").  Although the Company holds a 50% member interest and has representation on the JV's board of managers, the Company no longer operates the business. The financial information we are relying on was provided to the Company by the JV.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company's independent accountants issued a “going concern” opinion on the Company’s September 30, 2009 financial statements, since the Company has experienced losses from operations in 2009 and 2008. This matter raises substantial doubt about the Company’s ability to continue as a going concern

Note B – Summary of Significant Accounting Policies

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

Restricted cash

The Company had restricted cash of $2,366 and $2,454 at March 31, 2010 and September 30, 2009 respectively, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2010, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

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

The Company recognizes the financial  statement benefit of an uncertain tax position only after  considering  the  probability  that a tax  authority  would sustain  the  position  in  an   examination.   For  tax  positions   meeting  a "more-likely-than-not"   threshold,  the  amount  recognized  in  the  financial statements is the benefit  expected to be realized upon  settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of March 31, 2010, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

For the three month periods ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $0 and $7,800 respectively. For the six month periods ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $950 and $8,630 respectively.

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

For the net-loss periods ended March 31, 2010 and 2009, we excluded any effect of the 605,000 and 0, and 670,000 and 412,000 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

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

Recent accounting Pronouncements

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ACS 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ACS 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ACS 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

ACS 350 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. ACS 350 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ACS 350 did not impact the Company’s financial statements.

Non-controlling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

ACS 810 changed the accounting and reporting for minority interests such that they will be recharacterized as non-controlling interests and classified as a component of equity. ACS 810became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented ACS 810 at the start of fiscal 2010 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of non-controlling interests is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of non-controlling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents non-controlling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to non-controlling interests.” The company adopted ACS 810 as of fiscal 2010.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

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

Assets assigned to the joint venture consisted of the following:

Trade accounts receivable	$(12,000)
Inventories	457,601
Prepaid expenses	19,737
Property and equipment, net	108,036
Intangible assets, net	128,359
Deposits	5,699
Accounts Payable	(72,252)
Deferred revenues	(65,247
Accrued liabilities	(27,998)
541,935
Loss on discontinued assets	(51,632)
Assets assigned to joint venture	490,303
Cash contributed	200,000
Investment in joint venture	$690,303

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

	March 31, 2010	September 30, 2009
Investment in joint venture	$226,394	$690,303
Gain (Loss) from interest in joint venture	(8,933)	(237,517)
	217,461	452,786

Loss on impairment of investment in joint venture	—	(226,392)

Investment in joint venture	$217,461	$226,394

Due From Joint Venture

Amounts due to the Company from the joint venture consisted of the following :

	March 31,2010	September 30,2009
Accounts Receivable	$124,709	$120,005
Less: Allowance for doubtful accounts	(116,041)	(116,041)
Accounts receivable net	$8,668	$3,964

The Company’s allowance for doubtful accounts was $116,041 at March 31, 2010 and September 30, 2009.

Loan Receivable From Joint Venture

On February, 2010, the Company entered into two demand promissory notes with Brand Builders Rx ( the “Joint Venture” ) a company of which The Company owns a 50% interest for $68,000. The notes bear interest at ten percent (10%) per annum and are due on demand.

	March31,2010	September30,2009
	$68,000	$—
Accrued interest	999	—
	$68,999	$—

Note D – Share Based Compensation

The Company recognized $950 and $8,630 in share based compensation expense for the six month period ended March 31, 2010 and 2009, respectively. An option to purchase 25,000 shares was granted to a director during the six months ended March 31, 2010. An option to purchase 400,000 shares was granted to a consultant during the six months ended March 31, 2009 which were subsequently forfeited. An option to purchase 20,000 shares was granted to a director during the three months ended March 31, 2009.

 For the stock-based awards granted on or after January 1, 2006, the Company is amortizing stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a one year vesting period.

The fair value of the options is the estimated value at October 23, 2009 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: Exercise price of $0.038; expected volatility of 372% a risk free interest rate of 2.5%; and expected term of 5 years.

The fair value of the directors rights is the estimated value at January 9, 2009 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price of $0.0415; expected volatility of 462% a risk free interest rate of 1.5%; and expected term of 5 years.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

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

Note E – Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

	March 31, 2010	September 30, 2009
Dividends payable	$83,163	$83,163
Director fee payable	167,270	157,270
Professional fees	24,711	19,760
Interest	21,651	21,651
Other	750	748
	$297,545	$282,592

Note F – Equity

Common Stock

For the three month period ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $0 and $830 respectively.

For the six month period ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $750 and $8,630 respectively.

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

The Company's working capital was approximately ($198,000) at March 31, 2010, including cash and cash equivalents of approximately $30,000. Cash used by continuing operating activities was approximately $21,000 during the period ended March 31, 2010.

Hydron Continuing Operations

The Company’s continuing operations include:

1.     Its 50% investment in the Joint Venture

2.     Its ownership and licensing of its patented intellectual property

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010 and 2009

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

Note H – Related Party

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership which includes three directors of the Company and several significant shareholders of the Company as limited partners.  Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company.  Amounts lent bear interest at 10% per annum.  The outstanding principal and interest on the note is payable on December 6, 2008. The loan balance is $19,798 as of March 31, 2010.

On March 9, 2010, Ron Saul a related party and a  director of the Company entered into two demand promissory notes with Brand Builders Rx ( the “Joint Venture” ) a company of which The Company owns a 50% interest for $35,000. The notes bear interest at ten percent (10%) per annum and are due on demand.

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

Pursuant to the Capital Contribution Agreement, the Company has agreed to contribute Two Hundred Thousand Dollars ($200,000) in cash and assign substantially all of its assets, other than certain excluded assets provided therein, and license or sublicense certain rights to the Company’s intellectual property, subject to performance and payment obligations of the Joint Venture and to the terms of the License Agreement entered into between the Company and the Joint Venture.  The Company assigned such assets valued at $490,303 to the Joint Venture pursuant to the Assignment Agreement. The Company realized a loss from discontinued operations of $51,632 during the six months ended December 31, 2008.

Note J – Subsequent Events

We have evaluated subsequent events through May 10, 2010, the date of issuance of the unaudited consolidated financial statements. During this period we did not have any material recognizable subsequent events.

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

Liquidity

As a consequence of its participation in the Joint Venture, the Company’s need for cash is no longer tied to funding the working capital and other capital requirement of an operating business.  Other than the obligation to pay dividends on the Series A Preferred Shares to the extent of distributions received from the Partnership from funds legally available, the Company will only have certain administrative costs, including legal and accounting costs relating to the preparation and filing of periodic reports with the Securities and Exchange Commission. As a result, the Company believes that its current capital balances will be sufficient to meet its working capital needs for at least the next two years after being repaid the demand promissory notes from the Joint Venture.  Additionally, while the Company has retained certain liabilities, it has retained sufficient cash to meet them should they become payable and due.

The Company's working capital was approximately ($198,000) at March 31, 2010, including cash and cash equivalents of approximately $30,000. Cash used by continuing operating activities was approximately $21,000 during the period ended March 31, 2010.

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

Results of Operations

Results of Operations - 2010 versus 2009

Royalty expenses for the six months ended March 31, 2010 were $0 representing a decrease of $10,844 or 100% from royalty expense of $10,844 for the six months ended March 31, 2009. The decrease is due to The Company being reimbursed from Brand Builders Rx in the amount of $8,399 for the royalty expenses in the six months ended March 2010. An aggregate of $3,773 was accrued and unpaid as of March 31, 2010. This amount is adequate to cover any royalties that are payable through March 2010.

Selling, general and administrative (“SG&A”) expenses for the six months ended March 31, 2010 were $34,447 representing a decrease of $136,920 or 80% from SG&A expenses of $171,367 for the six months ended March 31, 2009. The decrease is due primarily to decreased professional fees due to the joint venture in 2008.

Amortization expense was $5,295 for the six months ended March 31, 2010, a decrease of $1,801 or 25% from $7,096 for the six months ended March 31, 2009.

Net interest income was $1,145 for the six months ended March 31, 2010 an increase of $308 or 37% compared to net interest income of $837 for the six months ended March 31, 2009.

Loss from interest in joint venture for the six months ended March 31, 2010 was $8,933 compared to $172,740 the six months ended March 31, 2009. This interest is created from a 50% interest in Brand Builders Rx, LLC, increase is due to better operating results in Brand Builders Rx, LLC.

Loss on impairment of investment for the six months ended March 31, 2010 was $0 compared to $258,781 the six months ended March 31, 2009. This loss is created from a 50% reserve being taken on the investment in the joint venture.

The Company had a net loss from continuing operations of $47,530 for the six months ended March 31, 2010, representing a decrease of $572,461 or 92% from the net loss of $619,991 for the six months ended March 31, 2009, primarily as a result of the factors discussed above.

The Company had a net loss from discontinuing operations of $0 for the six months ended March 31, 2010, representing a decrease of $51,632 or 100% compared to $51,632 for the six months ended March 31, 2009. This decrease was due to the Company discontinuing operations due to the formation of the joint venture.

Net income attributable to non-controlling interest for the six months ended March 31, 2010 was $6,841 compared to $12,700 for the six months ended March 31, 2009. This non-controlling interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

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

For the quarter ended March 31, 2010, management, with the participation of the Company’s Chairman of the Board and Interim President who also acts as our principal financial and principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s Chairman of the Board and Interim President who also acts as our principal financial and principal accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended March 31, 2010, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:  May 10, 2010