Form 10-Q
period 2010-06-30
HYDRON TECHNOLOGIES INC
filed 2010-08-13
CIK 28146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2010

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

Yes ☐        No ☑

Number of shares of common stock outstanding as of August 9, 2010: 19,621,176

HYDRON TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2010	September 30, 2009
	(unaudited)	(audited)

ASSETS

Current assets
Cash	$78,635	$120,106
Loan receivable from joint venture	12,201	—
Due from joint venture, net of $116,041 allowance for doubtful accounts	11,902	3,964
Total current assets	102,738	124,070

Deferred product costs, net	73,354	81,007
Restricted cash	2,321	2,454
Investment in joint venture	222,411	226,394
Total assets	$400,824	$433,925

LIABILITIES AND SHAREHOLDERS' EQUITY / DEFICIT

Current liabilities
Accounts payable	$6,925	$2,865
Royalties payable	3,115	3,965
Accrued liabilities	305,625	282,592
Total current liabilities	315,665	289,422

Shareholders' equity / deficit
Preferred stock - $.01 par value 5,000,000 shares
authorized; no shares issued or outstanding	—	—
Preferred stock Series A - $100 par value 15,000 shares
authorized; 13,000 shares, issued or outstanding	1,300,000	1,300,000
Common stock - $.01 par value
30,000,000 shares authorized; 19,621,176
shares, issued and outstanding	196,211	196,211
Additional paid-in capital	22,177,174	22,175,034
Accumulated deficit	(23,740,769)	(23,689,566)
Treasury stock, at cost 10,000 shares	(7,816)	(7,816)
Total Hydron Technologies, Inc. shareholders' deficit	(75,200)	(26,137)
Non controlling interest	160,359	170,640
Total shareholders' equity	85,159	144,503
Total liabilities and shareholders' equity	$400,824	$433,925

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Nine Months ended June 30,
	2010	2009	2010	2009

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Expenses
Royalty expense	—	3,204	—	14,049
Selling, general & administration	17,747	22,709	52,195	193,250
Amortization	2,358	2,937	7,653	10,033
(Gain) Loss from interest in joint venture	(4,950)	10,478	3,983	183,218
Loss on impairment of investment		5,239		264,020
Total expenses	15,155	44,567	63,831	664,570

Operating loss	(15,155)	(44,567)	(63,831)	(664,570)

Interest income net of interest expense of
$339 3 months and, $1,671 6 months (2010),
interest income net of interest expense of
$997 3 months and $2,992 6 months (2009)	1,201	1	2,347	13
Loss before income taxes	(13,954)	(44,566)	(61,484)	(664,557)
Income taxes expense	—	—	—	—
Loss from Continuing Operations	(13,954)	(44,566)	(61,484)	(664,557)

Discontinued Operations
Loss from Discontinued Operations	—	—	—	(51,632)

Net loss	(13,954)	(44,566)	(61,484)	(716,189)
Add: Net gain attributable to noncontrolling interest	3,440	5,016	10,281	17,716
Net loss attributable to Hydron Technologies, Inc.	$(10,514)	$(39,550)	$(51,203)	$(698,473)

Net loss per common share:
Basic and fully diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Discontinued operations	$—	$—	$—	$(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average common shares outstanding basic and diluted	19,621,176	19,621,176	19,621,176	19,621,176

See accompanying notes to unaudited consolidated financial statements.

HYDRON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended June 30,
	2010	2009

OPERATING ACTIVITIES
Loss from continuing operations	$(61,484)	$(664,557)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Amortization	7,653	10,033
Compensation expense from stock option awards	2,140	10,780
Bad debt	—	118,969
Impairment of investment	—	264,020
Investment in joint venture	3,983	183,218
Change in operating assets and liabilities
Restricted cash	133	5,273
Due from joint venture	(7,938)	(118,969)
Accounts payable	4,060	(8,322)
Accrued liabilities	23,033	(14,852)
Royalties payable	(850)	(1,865)
Net cash used in continuing activities	(29,270)	(216,272)

Loss from discontinued operations	—	(51,632)
Adjustments to reconcile net loss from discontinued operations to net cash provided (used) in discontinued operating activities
(Decrease) Increase in net assets from discontinued operations	—	326,025
(Decrease) Increase in net liabilities from discontinued operations	—	(165,497)
Net cash provided by (used) in discontinued operations	—	108,896

Net cash (used) in operating activities	(29,270)	(107,376)

INVESTING ACTIVITIES
Investment in joint venture	—	(200,000)
Net cash used in investing activities	—	(200,000)
FINANCING ACTIVITIES
Loan receivable from joint venture	(12,201)	—
Net cash (used) in financing activities	(12,201)	—

Net decrease in cash and cash equivalents	(41,471)	(307,376)

Cash and cash equivalents at beginning of period	120,106	439,000

Cash and cash equivalents at end of period	$78,635	$131,624

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$349
Assets contributed in joint venture	$—	$490,303

See accompanying notes to unaudited consolidated financial statements.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2010 and 2009

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

During the past several years the Company has attempted to expand its sales through various marketing efforts.  The Company was unable to finance these marketing initiatives from internally generated cash flow alone and when required, raised the needed capital through a number of private placements in its effort to remain solvent. Up to and through 2008, the negative cash position became critical and the Company’s Board of Directors weighed a wide variety of alternatives, including bankruptcy, assignment for the benefit of creditors, the selling of assets and/or potential mergers with other parties. Only the merger option was deemed to provide any potential benefit to existing shareholders.

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

June 30, 2010 and 2009

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

June 30, 2010 and 2009

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

Restricted cash

The Company had restricted cash of $2,321 and $2,454 at June 30, 2010 and September 30, 2009 respectively, all of which were covered by the Federal Deposit Insurance Commission, which represents funds from a consolidated entity, that are not available for use in the Company's normal operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2010, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

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

June 30, 2010 and 2009

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

The Company recognizes the financial  statement benefit of an uncertain tax position only after  considering  the  probability  that a tax  authority  would sustain  the  position  in  an   examination.   For  tax  positions   meeting  a "more-likely-than-not"   threshold,  the  amount  recognized  in  the  financial statements is the benefit  expected to be realized upon  settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of June 30, 2010, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2010 and 2009

For the three month periods ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $1,190 and $2,150 respectively. For the nine month periods ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $2,140 and $10,780 respectively.

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

For the net-loss periods ended June 30, 2010 and 2009, we excluded any effect of the 715,000 and 0, and 680,000 and 412,000 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

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

June 30, 2010 and 2009

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

Recent accounting Pronouncements

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles —  Goodwill and Other”,“Determination of the Useful Lives of Intangible Assets”)

ASC 350 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. ASC 350 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350 did not impact the Company’s financial statements.

Non-controlling Interests

(Included in ASC 810 “Consolidation”, “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

ACS 810 changed the accounting and reporting for minority interests such that they will be recharacterized as non-controlling interests and classified as a component of equity. ACS 810 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented ACS 810 at the start of fiscal 2010 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of non-controlling interests is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of non-controlling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

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

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Certain of the disclosure requirements will be effective for us on October 1, 2010. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 did not have a material effect on our financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2010 and 2009

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 will be effective for us on October 1, 2010. Early adoption is permitted. Adoption of the provisions of ASU No. 2010-13 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2010 and 2009

Assets assigned to the joint venture consisted of the following:

Trade accounts receivable	$(12,000)
Inventories	457,601
Prepaid expenses	19,737
Property and equipment, net	108,036
Intangible assets, net	128,359
Deposits	5,699
Accounts Payable	(72,252)
Deferred revenues	(65,247
Accrued liabilities	(27,998)
541,935
Loss on discontinued assets	(51,632)
Assets assigned to joint venture	490,303
Cash contributed	200,000
Investment in joint venture	$690,303

	June 30, 2010	September 30, 2009
Investment in joint venture	$226,394	$690,303
Gain (Loss) from interest in joint venture	(3,983)	(237,517)
	222,411	452,786

Loss on impairment of investment in joint venture	—	(226,392)

Investment in joint venture	$222,411	$226,394

Due From Joint Venture

Amounts due to the Company from the joint venture consisted of the following :

	June 30, 2010	September 30, 2009
Accounts Receivable	$127,943	$120,005
Less: Allowance for doubtful accounts	(116,041)	(116,041)
Accounts receivable net	$11,902	$3,964

The Company’s allowance for doubtful accounts was $116,041 at June 30, 2010 and September 30, 2009.

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2010 and 2009

Loan Receivable From Joint Venture

In February, 2010, the Company entered into two demand promissory notes with Brand Builders Rx ( the “Joint Venture” ) a company of which the Company owns a 50% interest for $68,000. The notes bear interest at ten percent (10%) per annum and are due on demand. During the three months ended June 30, 2010 the Company was repaid $58,000.

	June 30, 2010	September30, 2009
Loan Receivable	$10,000	$—
Accrued interest	2,201	—
	$12,201	$—

Note D – Share Based Compensation

The Company recognized $2,140 and $10,780 in share based compensation expense for the nine month period ended June 30, 2010 and 2009, respectively. An option to purchase 25,000 shares was granted to a director during the three months ended December 31, 2009. An option to purchase 100,000 shares was granted to four directors during the three months ended June 30, 2010. An option to purchase 400,000 shares was granted to a consultant during the three months ended December 31, 2008 which were subsequently forfeited. An option to purchase 20,000 shares was granted to a director during the three months ended March 31, 2009. An option to purchase 100,000 shares was granted to four directors during the three months ended June 30, 2009.

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

The fair value of the options is the estimated value at May 1, 2010 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price of $0.0119; expected volatility of 511.07% a risk free interest rate of 2.4%; and expected term of 5 years.

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

Hydron Technologies, Inc

Notes to Consolidated Financial Statements (unaudited)

June 30, 2010 and 2009

Note E – Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following:

	June 30, 2010	September 30, 2009
Dividends payable	$83,163	$83,163
Director fee payable	172,270	157,270
Professional fees	27,791	19,760
Interest	21,651	21,651
Other	750	748
	$305,625	$282,592

Note F – Equity

Common Stock

For the three month period ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $1,190 and $2,150 respectively

For the nine month period ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $2,140 and $10,780 respectively

Note G –  Management’s Plan

As a consequence of its participation in the Joint Venture, the Company’s need for cash is no longer tied to funding the working capital and other capital requirements of an operating business.  Other than the obligation to pay dividends on the Series A Preferred Shares to the extent of distributions received from the Partnership from funds legally available, the Company will have only certain administrative costs, including legal and accounting costs relating to the preparation and filing of periodic reports with the Securities and Exchange Commission. As a result, the Company believes that its current capital balances will be sufficient to meet its working capital needs for at least the next year.  Additionally, while the Company has retained certain liabilities, it has retained sufficient cash to meet them should they become payable and due.

The Company's working capital was approximately ($213,000) at June 30, 2010, including cash and cash equivalents of approximately $79,000. Cash used by continuing operating activities was approximately $29,000 during the period ended June 30, 2010.

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

June 30, 2010 and 2009

Licensing of the Company’s Patented Intellectual Property

The Company continues to own its patented intellectual property (“IP”) but has licensed it according to the terms agreed to in the Joint Venture Agreement.  With the exception of the super-oxygenation technology the licensing is royalty free to the Joint Venture.

The Joint Venture is however responsible to the Company for any royalties required to be paid by Hydron under the Hydron Agreement.

Majority ownership of Hydron Royalty Partners Ltd., LLLP (the “Partnership”)

The Company will continue to serve as General Partner and own the majority ownership percentage of the Partnership.

Note H – Related Party

During the year ended September 30, 2008, the Company borrowed $40,000 from Hydron Royalty Partners Ltd., LLLP, a Florida limited liability partnership (the Partnership); The Company is the general partner of the Partnership which includes three directors of the Company and several significant shareholders of the Company as limited partners.  Under the terms of the promissory note evidencing the loan, the partnership may, but is not obligated to, lend up to an aggregate $40,000 in principal amount to the Company.  Amounts lent bear interest at 10% per annum.  The outstanding principal and interest on the note is payable on December 6, 2008. The loan balance is $17,023 as of June 30, 2010.

On March 11, 2010, March 20, 2010 and April 10, 2010 Ronald J Saul a related party and Director of the Company entered into three demand promissory notes with Brand Builders Rx, LLC (the "Joint Venture" ) a company of which The Company owns a 50% interest for $45,000. The notes bear interest at ten percent (10%) per annum and are due on demand.

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

Note J – Subsequent Events

The Company evaluated subsequent events as of the date the financial statements were issued, for adequate post balance sheet disclosures.

On July 28, 2010 SaulGold Enterprises LLC purchased as of July 1,2010 Harezi's 50% interest in Brand Builders RX, LLC. Ronald J Saul a Director of the Company is a 50% owner of SaulGold Enterprisers LLC. SaulGold Enterprisers LLC injected $100,000 of equity into Brand Builders RX, LLC as a condition of this purchase. Mr. Saul was named Managing Member of Brand Builders RX, LLC. Subsequent to this transaction Brand Builders RX, LLC repaid with interest the $45,000 Mr. Saul had lent the Company.

No other material subsequent events were noted.

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

Liquidity

As a consequence of its participation in the Joint Venture, the Company’s need for cash is no longer tied to funding the working capital and other capital requirements of an operating business.  Other than the obligation to pay dividends on the Series A Preferred Shares to the extent of distributions received from the Partnership from funds legally available, the Company will only have certain administrative costs, including legal and accounting costs relating to the preparation and filing of periodic reports with the Securities and Exchange Commission. As a result, the Company believes that its current capital balances will be sufficient to meet its working capital needs for at least the next two years after being repaid the demand promissory notes from the Joint Venture.  Additionally, while the Company has retained certain liabilities, it has retained sufficient cash to meet them should they become payable and due.

The Company's working capital was approximately ($213,000) at June 30, 2010, including cash and cash equivalents of approximately $79,000. Cash used by continuing operating activities was approximately $29,000 during the period ended June 30, 2010.

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

Results of Operations

Results of Operations - 2010 versus 2009

Royalty expenses for the nine months ended June 30, 2010 were $0 representing a decrease of $14,049 or 100% from royalty expense of $14,049 for the nine months ended June 30, 2009. The decrease is due to The Company being reimbursed from Brand Builders Rx in the amount of $11,514 for the royalty expenses in the nine months ended June 2010. An aggregate of $3,115 was accrued and unpaid as of June 30, 2010. This amount is adequate to cover any royalties that are payable through June 2010.

Selling, general and administrative (“SG&A”) expenses for the nine months ended June 30, 2010 were $52,195 representing a decrease of $141,055 or 73% from SG&A expenses of $193,250 for the nine months ended June 30, 2009. The decrease is due primarily to decreased professional fees due to the joint venture and a decrease in bad debt of $118,969 due to a 100% allowance being taken on the amount due from the joint venture.

Amortization expense was $7,653 for the nine months ended June 30, 2010, a decrease of $2,380 or 24% from $10,033 for the nine months ended June 30, 2009.

Net interest income was $2,347 for the nine months ended June 30, 2010 an increase of $2,334 or 180% compared to net interest income of $13 for the nine months ended June 30, 2009.

Loss from interest in joint venture for the nine months ended June 30, 2010 was $3,983 compared to $183,218 the nine months ended June 30, 2009. This interest is created from a 50% interest in Brand Builders Rx, LLC, increase is due to better operating results in Brand Builders Rx, LLC.

Loss on impairment of investment for the nine months ended June 30, 2010 was $0 compared to $264,020 the nine months ended June 30, 2009. This loss is created from a 50% reserve being taken on the investment in the joint venture.

The Company had a net loss from continuing operations of $61,484 for the nine months ended June 30, 2010, representing a decrease of $603,073 or 91% from the net loss of $664,557 for the nine months ended June 30, 2009, primarily as a result of the factors discussed above.

The Company had a net loss from discontinuing operations of $0 for the nine months ended June 30, 2010, representing a decrease of $51,632 or 100% compared to $51,632 for the nine months ended June 30, 2009. This decrease was due to the Company discontinuing operations due to the formation of the joint venture.

Net income attributable to non-controlling interest for the nine months ended June 30, 2010 was $10,281 compared to $17,716 for the nine months ended June 30, 2009. This non-controlling interest is created from a consolidated limited liability partnership, Hydron Royalty Partners Ltd., LLLP, established by the Company in August 2004.

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

For the quarter ended June 30, 2010, management, with the participation of the Company’s Chairman of the Board and Interim President who also acts as our principal financial and principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s Chairman of the Board and Interim President who also acts as our principal financial and principal accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended June 30, 2010, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 2.  Unregistered Sales Of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Subsequent to March 30, 2009, the Company and BBRX became aware of potentially fraudulent transactions and both parties are investigating the nature, perpetrators, and scope of the fraudulent activity. Based on our findings to date, the Company believes that the financial statements as reported herein and previously reported are not materially misstated as a result of these suspected fraudulent transactions.

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

Dated:  August 12, 2010